Form 10-Q
period 2014-06-30
KBS Strategic Opportunity REIT II, Inc.
filed 2014-09-19
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 333-192331
______________________________________________________

KBS STRATEGIC OPPORTUNITY REIT II, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	46-2822978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
620 Newport Center Drive, Suite 1300 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
(949) 417-6500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
As of September 15, 2014, there were 3,893,812 outstanding shares of common stock of KBS Strategic Opportunity REIT II, Inc.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
June 30, 2014
INDEX

PART I.	FINANCIAL INFORMATION		2
	Item 1.	Financial Statements	2
		Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	2
		Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 (unaudited)	3
		Consolidated Statements of Stockholders’ Equity for the Period from July 3, 2013 to December 31, 2013 and the Six Months Ended June 30, 2014 (unaudited)	4
		Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2014 (unaudited)	5
		Condensed Notes to Consolidated Financial Statements as of June 30, 2014 (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
	Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION		36
	Item 1.	Legal Proceedings	36
	Item 1A.	Risk Factors	36
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
	Item 3.	Defaults upon Senior Securities	38
	Item 4.	Mine Safety Disclosures	38
	Item 5.	Other Information	38
	Item 6.	Exhibits	39
SIGNATURES			40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$11,015,554	$712,612
Prepaid insurance expenses	94,750	11,364
Total assets	$11,110,304	$723,976
Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$92,363	$—
Due to affiliates	1,346,604	641,815
Total liabilities	1,438,967	641,815
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 1,320,344 and 83,295 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	13,203	833
Additional paid-in capital	10,052,833	152,696
Cumulative net loss	(394,699)	(71,368)
Total stockholders’ equity	9,671,337	82,161
Total liabilities and stockholders’ equity	$11,110,304	$723,976
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues:	$—	$—
Expenses:
General and administrative expenses	264,414	323,331
Net loss	$(264,414)	$(323,331)
Net loss per common share, basic and diluted	$(0.47)	$(0.96)
Weighted-average number of common shares outstanding, basic and diluted	557,461	338,559
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from July 3, 2013 to December 31, 2013
and the Six Months Ended June 30, 2014 (unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Net Losses	Total Stockholders’ Equity
	Shares	Amounts
Balance, July 3, 2013	21,739	$217	$199,783	$—	$200,000
Issuance of common stock	61,556	616	528,384	—	529,000
Dealer manager fees to affiliate	—	—	(15,870)	—	(15,870)
Other offering costs	—	—	(559,601)	—	(559,601)
Net loss	—	—	—	(71,368)	(71,368)
Balance, December 31, 2013	83,295	$833	$152,696	$(71,368)	$82,161
Issuance of common stock	1,237,049	12,370	10,681,641	—	10,694,011
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(391,052)	—	(391,052)
Other offering costs	—	—	(390,452)	—	(390,452)
Net loss	—	—	—	(323,331)	(323,331)
Balance, June 30, 2014	1,320,344	$13,203	$10,052,833	$(394,699)	$9,671,337
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014
(unaudited)

Cash Flows from Operating Activities:
Net loss	$(323,331)
Changes in operating assets and liabilities:
Prepaid insurance expenses	(83,386)
Accounts payable and accrued liabilities	72,500
Due to affiliates	334,200
Net cash used in operating activities	(17)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	10,694,011
Payments of commissions on stock sales and related dealer manager fees	(391,052)
Net cash provided by financing activities	10,302,959
Net increase in cash and cash equivalents	10,302,942
Cash and cash equivalents, beginning of period	712,612
Cash and cash equivalents, end of period	$11,015,554
Supplemental Disclosure of Noncash Transactions:
Increase in other offering costs due to affiliates	$370,589
Increase in other offering costs	$19,863
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

1.	ORGANIZATION
KBS Strategic Opportunity REIT II, Inc. (the “Company”) was formed on February 6, 2013 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that will end December 31, 2014. The Company’s business is expected to be conducted through KBS Strategic Opportunity Limited Partnership II (the “Operating Partnership”), a Delaware limited partnership formed on February 7, 2013. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. KBS Strategic Opportunity Holdings II LLC (“REIT Holdings”), a Delaware limited liability company formed on February 7, 2013, owns the remaining 99.9% partnership interest in the Operating Partnership and is the sole limited partner. The Company is the sole member and manager of REIT Holdings.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement entered between the Company and the Advisor on July 3, 2013, amended on October 11, 2013, June 26, 2014 and amended and restated on August 12, 2014 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and will manage its portfolio of real estate loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. On July 3, 2013, the Company issued 21,739 shares of its common stock to the Advisor at a purchase price of $9.20 per share.
The Company expects to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments.
The Company commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Act”) on July 3, 2013, pursuant to which the Company offered a maximum of $105,000,000 of shares of common stock for sale to accredited investors (the “Private Offering”), of which $5,000,000 of shares were offered pursuant to the Company’s dividend reinvestment plan. The Company ceased offering shares in the Private Offering on August 11, 2014. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager of the Private Offering pursuant to a dealer manager agreement dated July 3, 2013 and amended and restated in October 14, 2013. The Dealer Manager was responsible for marketing the Company’s shares in the Private Offering.
On November 14, 2013, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014, and the Company retained the Dealer Manager to serve as the dealer manager of the Public Offering pursuant to a dealer manager agreement dated August 12, 2014 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Public Offering. As described above, the Company intends to use substantially all of the net proceeds from the Private Offering and the Public Offering to invest in a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. As of June 30, 2014, neither the Company nor the Operating Partnership had acquired, originated or contracted to make any investments.
As of June 30, 2014, the Company had sold 1,178,499 shares of common stock for gross offering proceeds of $10.2 million in the Private Offering. Additionally, on April 2, 2014, the Company issued 120,106 shares of common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of the Company’s directors and the Company’s Chief Executive Officer, and Peter McMillan IIII, also one of the Company’s directors and the Company’s President, for $1.0 million. The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance may exceed federally insurable limits. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of June 30, 2014 and December 31, 2013.
Revenue Recognition
Real Estate
The Company will recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and will record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
The Company will make estimates of the collectibility of its tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. Management will specifically analyze accounts receivable, deferred rents receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims may exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Real Estate Loans Receivable
Interest income on the Company’s real estate loans receivable will be recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, will be amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.
The Company will recognize interest income on loans purchased at discounts to face value where the Company expects to collect less than the contractual amounts due under the loan when that expectation is due, at least in part, to the credit quality of the borrower. Income is recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans requires the use of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments. The Company will recognize interest income on non-performing loans on a cash basis because these loans generally do not have an estimated yield and collection of principal and interest is not assured.
Real Estate Securities
The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.
The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which will require the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities will require significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.
Cash and Cash Equivalents
The Company will recognize interest income on its cash and cash equivalents as it is earned and will record such amounts as other interest income.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties will be capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building Improvements	10-25 years
Tenant Improvements	Shorter of lease term or expected useful life
Tenant Origination and Absorption Costs	Remaining term of related leases, including below-market renewal periods
Real Estate Acquisition Valuation
The Company will record the acquisition of income-producing real estate as a business combination. All assets acquired and liabilities assumed in a business combination will be measured at their acquisition-date fair values. Acquisition costs will be expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date. Real estate obtained in satisfaction of a loan will be recorded at the estimated fair value of the real estate or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property, if any, will be charged-off against the reserve for loan losses when title to the property is obtained.
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases, including any below-market renewal periods.
The Company will assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
The Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
The Company will estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease‑up periods, considering current market conditions. In estimating carrying costs, the Company will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease‑up periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The Company will amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of each respective lease.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.
Direct investments in undeveloped land or properties without leases in place at the time of acquisition will be accounted for as an asset acquisition and not as a business combination.  Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition. Additionally, during the time in which the Company is incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized.
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company will monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company will assess the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows could result in incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of the Company’s real estate and related intangible assets and liabilities and an overstatement of its net income.
Real Estate Loans Receivable and Loan Loss Reserves
The Company’s real estate loans receivable will be recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment.
A reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. Reserve for loan losses will be adjusted through “Provision for loan losses” on the Company’s consolidated statements of operations and decreased by charge-offs to specific loans when losses are confirmed.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The Company will consider a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. If the Company purchases a loan at a discount to face value and at the acquisition date the Company expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the Company’s assessment of the credit quality of the borrower, the Company will consider such a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts the Company estimated to be collected at the time of acquisition. The Company will also consider a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve will be established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could significantly differ from estimated amounts.
Real Estate Securities
The Company expects that it will invest in securities that it will classify as available-for-sale, since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments will be carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values will generally be based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings.
On a quarterly basis, the Company will evaluate its real estate securities for other-than-temporary impairment. The Company will review the projected future cash flows from these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on the Company’s quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated, the present value of the revised cash flows is less than the present value previously estimated, and the fair value of the securities is less than its amortized cost basis, an other-than-temporary impairment will be deemed to have occurred.
The Company will be required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on its debt securities that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The Company will calculate the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors is recorded to other comprehensive income (loss).
Rents and Other Receivables
The Company will periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company will exercise judgment in establishing these allowances and will consider payment history and current credit status of its tenants in developing these estimates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Deferred Financing Costs
Deferred financing costs will represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs will be amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs will generally be expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close will be expensed in the period in which it is determined that the financing will not close.
Fair Value Measurements
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
When available, the Company will utilize quoted market prices from an independent third-party source to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines that the market for a financial instrument owned by the Company is illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company will measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).
The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.
Redeemable Common Stock
The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.
There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem the shares until the stockholder has held the shares for one year.

•
During each calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. We may, however, increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders.

•	During any calendar year, the Company may redeem no more than 5% of the weighted average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Pursuant to the program, as amended, unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in the share redemption program), until the Company establishes an estimated value per share of its common stock for a purpose other than to set the price to acquire a share in a primary public offering, the price at which the Company will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of the price paid to acquire the shares from the Company;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of the price paid to acquire the shares from the Company;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of the price paid to acquire the shares from the Company; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of the price paid to acquire the shares from the Company.
After the Company establishes an estimated value per share of its common stock for a purpose other than to set the price to acquire a share in a primary public offering and unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability, or determination of incompetence, the price at which the Company will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of the Company’s most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of the Company’s most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of the Company’s most recent estimated value per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of the Company’s most recent estimated value per share as of the applicable redemption date.
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the shares; provided, that shares purchased by the redeeming stockholder pursuant to the Company’s dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares relate. The date of the share’s original issuance by the Company is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
The Company expects to establish an estimated value per share for a purpose other than to set the price to acquire a share in a primary public offering no later than the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities and has not done so for 18 months.
The terms of the share redemption program are more generous with respect to redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence:

•	There is no one-year holding requirement;

•
Until the Company establishes an estimated value per share for a purpose other than to set the price to acquire a share in a primary public offering, which the Company expects to be no later than the completion of its offering stage (as described above), the redemption price is the amount paid to acquire the shares from the Company; and

•
Once the Company has established an estimated value per share for a purpose other than to set the price to acquire a share in a primary public offering, the redemption price would be the estimated value of the shares, as determined by the Company’s board of directors.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The board may amend, suspend or terminate the share redemption program upon 30 days’ notice to stockholders, provided that the Company may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice.
The Company will record amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time) the Company will present the net proceeds from the current year and prior year dividend reinvestment plan, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.
The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.
Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company or may be paid directly by the Company. These offering costs include all expenses incurred by the Company in connection with the Private Offering and the Public Offering. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company. The Company reimbursed the Dealer Manager for underwriting compensation in connection with the Private Offering. The Company also paid directly or reimbursed the Dealer Manager for due diligence expenses of broker dealers in connection with the Private Offering.
During the Private Offering, there was no limit on the amount of organization and offering costs the Company may incur. As of June 30, 2014, the Company had recorded $950,053 of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, of which $930,190 were paid by the Advisor or its affiliates on behalf of the Company.
During the Public Offering, pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds in the Public Offering. Through June 30, 2014, the Advisor and its affiliates had incurred organization and offering costs on the Company’s behalf in connection with the Public Offering of approximately $1,349,183. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Public Offering. As of June 30, 2014, the Company has not commenced the Public Offering, and accordingly, has not recorded an obligation to reimburse the Advisor or its affiliates for such costs. Organization costs are expensed as incurred and offering costs, which include selling commissions, dealer manager fees and other offering-related costs, are charged as incurred as a reduction to stockholders’ equity, subject to certain limitations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Income Taxes
The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and intends to operate as such beginning with its taxable year ending December 31, 2014. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
For the six months ended June 30, 2014, the Company has incurred a net operating loss of $323,331. As of June 30, 2014, the Company has incurred a cumulative net operating loss of $394,699. Any deferred tax asset as a result of the Company’s net operating loss has been fully reserved because it is more likely than not that it will never be realized.
Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation. Additionally, any gain or loss on sale of real estate that do not meet the criteria for classification as a discontinued operation would be presented, on the consolidated statements of operations, in continuing operations. ASU No. 2014-08 did not have an impact on the presentation of the Company’s financial statements upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

3.	STOCKHOLDERS’ EQUITY
General
Under the Articles of Incorporation of the Company, the total number of shares of capital stock authorized for issuance is 1,010,000,000 shares, consisting of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock, each as defined by the Company’s Articles of Incorporation.
The shares of common stock have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of June 30, 2014, the Company had issued 1,320,344 shares of common stock.
The Company is authorized to issue one or more classes or series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of June 30, 2014, no shares of the Company’s preferred stock were issued and outstanding.
Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be 95% of the then-current offering price for shares in the Company’s primary offering. Once the Company establishes an estimated value per share that is not based on the price to acquire a share in a primary offering, shares issued pursuant to the dividend reinvestment plan will be priced at 95% of the estimated value per share of the Company’s common stock, as determined by the Company’s board of directors. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

4.	RELATED PARTY TRANSACTIONS
The Company has entered the Advisory Agreement with the Advisor and the dealer manager agreements with respect to the Private Offering and the Public Offering, respectively, with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Private and Public Offering and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT, Inc. The Dealer Manager also serves as the dealer manager for the initial public offering of KBS REIT III and for the DRP offering for KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT. During the period from July 3, 2013 through December 31, 2013 and the six months ended June 30, 2014, no business transactions occurred between the Company and these entities. The Company’s fees and reimbursement obligations are as follows:

Form of Compensation	Amount

Selling Commission
The Company will pay the Dealer Manager up to 6.5% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager will reallow 100% of commissions earned to participating broker-dealers. No sales commission will be paid on shares sold through the dividend reinvestment plan.

Dealer Manager Fee
The Company will pay the Dealer Manager up to 3.0% of gross offering proceeds. No dealer manager fee is payable on shares sold under the dividend reinvestment plan. The Dealer Manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and in special cases the dealer manager may increase the reallowance. A reduced dealer manager fee is payable with respect to certain volume discount sales.

Reimbursement of Organization and Offering Expenses	The Company will reimburse the advisor or its affiliates for organization and offering expenses (as discussed in Note 2) incurred by the Advisor or its affiliates on behalf of the Company.
Acquisition and Origination Fee
The Company will pay the Advisor 1.5% of the cost of investments acquired or originated, or the amount to be funded by the Company to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition.

Acquisition and Origination Expenses
The Company will reimburse the Advisor or its affiliates for customary acquisition and origination expenses (including expenses relating to potential investments that do not close), such as legal fees and expenses (including fees of independent contractor in-house counsel that are not employees of the advisor), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Form of Compensation	Amount

Asset Management Fee (1)
The Company will pay the Advisor a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the cost of its investments and (ii) 2.0% of the sum of the cost of its investments, less any debt secured by or attributable to the investments. The cost of the real property investments will be calculated as the amount paid or allocated to acquire the real property, including the cost of any subsequent development, construction or improvements to the property and including fees and expenses related thereto (but excluding acquisition fees paid or payable to the Advisor). The cost of the loans and any investments other than real property will be calculated as the lesser of (x) the amount actually paid or allocated to acquire or fund the loan or other investment, including fees and expenses related thereto (but excluding acquisition fees paid or payable to the Advisor) and (y) the outstanding principal amount of such loan or other investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition fees paid or payable to the Advisor) as of the time of calculation. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

Reimbursement of Operating Expenses (1)
The Company will reimburse the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and IT costs. The Advisor may seek reimbursement for employee costs under the Advisory Agreement. The Company expects to reimburse the Advisor for its allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company; however, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor or its affiliates receive acquisition and origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.
The Company, together with KBS Real Estate Investment Trust I, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, have entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Form of Compensation	Amount

Disposition Fee (1)
For substantial assistance in connection with the sale of investments, the Company will pay the Advisor or its affiliates a percentage of the contract sales price of each loan, debt-related security, real property or other investment sold (including residential or commercial mortgage-backed securities or collateralized debt obligations issued by a subsidiary of ours as part of a securitization transaction) as a disposition fee. For dispositions with a contract sales price less than or equal to $50 million, the disposition fee will equal 1.5% of the contract sales price. For dispositions with a contract sales price greater than $50 million, the disposition fee will equal the sum of $750,000 (which amount is 1.5% of $50 million), plus 1.0% of the amount of the contract sales price in excess of $50 million. Disposition fee may be paid, in addition to commissions paid to non-affiliates, provided that the total commissions (including such disposition fee) paid to affiliates and non-affiliates do not exceed an amount equal to the lesser of (i) 6.0% if the aggregate contract sales price or (ii) the competitive real estate commission. The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if the Company negotiates a discounted payoff with the borrower it will pay a disposition fee and if the Company takes ownership of a property as a result of a workout or foreclosure of a loan, it will pay a disposition fee upon the sale of such property.

Subordinated Participation in Net Cash Flows (1)
After the Company’s common stockholders receive, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, KBS Capital Advisors is entitled to receive 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise. This fee is payable only if the Company is not listed on an exchange. To the extent this fee is derived from cash flows other than net sales proceeds, this fee will count against the limit on “total operating expenses” described below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Form of Compensation	Amount

Subordinated Incentive Listing Fee (1)
Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive a fee equal to 15.0% of the amount by which (i) the market value of the Company’s outstanding stock, as defined in the Advisory Agreement, plus distributions paid by the Company (including distributions that may constitute a return of capital for federal income tax purposes) prior to listing exceeds (ii) the sum of stockholders’ net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program, and the amount of cash flow necessary to generate a 7.0% per year cumulative, noncompounded return on such amount. This fee will count against the limit on “total operating expenses” described below.

_____________________
(1) Commencing on the earlier of four fiscal quarters after (i) the Company makes its first investment or (ii) six months after commencement of an initial public offering, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.
“Average invested assets” means the average monthly book value of the Company’s assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves.
“Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company’s stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain on the sale of the Company’s assets; and (f) acquisition and origination fees, acquisition and origination expenses (including expenses relating to potential investments that the Company does not close), disposition fees on the sale of real property and other expenses connected with the acquisition, origination, disposition and ownership of real estate interests, loans or other property (other than disposition fees on the sale of assets other than real property), such as the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property. To the extent the Advisor receives the fee described above at “Subordinated Participation in Net Cash Flows” and such fee is derived from cash flows other than net sales proceeds, that fee will count against the limit on “total operating expenses.” To the extent the fee described above at “Disposition Fee” is paid upon the sale of any assets other than real property, that fee will count against the limit on “total operating expenses.” To the extent the Advisor receives the fee described above at “Subordinated Incentive Listing Fee,” that fee will count against the limit on “total operating expenses.”
The Advisory Agreement executed on August 12, 2014 has a one-year term. The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2014, respectively, and any related amounts payable as of June 30, 2014 and December 31, 2013:

	Incurred		Payable as of
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	June 30, 2014	December 31, 2013
Expensed
Prepaid insurance premiums (1)	$—	$131,691	$175,440	$43,749
Reimbursable operating expenses (2)	168,228	202,509	240,974	38,465
Additional Paid-in Capital
Sales commissions	222,951	224,576	—	—
Dealer manager fees	155,796	166,476	—	—
Reimbursable other offering costs	252,746	370,589	930,190	559,601
	$799,721	$1,095,841	$1,346,604	$641,815
_____________________
(1) Amount reflects directors and officers insurance premiums for the period from December 31, 2013 through June 30, 2015. Of this amount, $23,688 and $48,305 were recorded as insurance expense for the three and six months ended June 30, 2014, respectively, and included in general and administrative expenses in the statement of operations.
(2) Reimbursable operating expenses primarily related to transfer agent costs, legal fees and dead deal costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Conflicts of Interest
All of the Company’s executive officers, affiliated directors and the key real estate and debt finance professionals assembled by the Advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in the Advisor, the Dealer Manager and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisers to institutional investors in real estate and real estate-related assets and, through KBS Capital Advisors, these persons serve as the advisor to KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.
Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are 1) the determination of whether an investment opportunity should be recommended to the Company or another KBS-sponsored program or KBS-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other KBS-sponsored programs and KBS-advised investors, and the activities in which they are involved; 3) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided the Company; and 4) the fees received by the Advisor, the Dealer Manager, and its affiliates in connection with the Private Offering and the Public Offering.

5.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

6.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Private Offering on July 3, 2013. On August 11, 2014, the Company terminated offering shares in the Private Offering but continued to process subscription agreements until August 29, 2014 for the Private Offering for subscription agreements dated on or before August 11, 2014. From commencement through the termination of the Private Offering, the Company sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million. Through August 31, 2014, the Company recorded $1,022,101 in other offering costs in connection with the Private Offering, of which $955,725 was incurred by the Advisor and its affiliates on the Company’s behalf. As of August 31, 2014, the Company had reimbursed $246,122 of these costs to the Advisor and its affiliates.
The Company commenced the Public Offering on August 12, 2014. As of September 19, 2014, the Company has not made any sales in the Public Offering. Through August 31, 2014, the Advisor and its affiliates had incurred organization and offering costs on the Company’s behalf in connection with the Public Offering of approximately $1,806,852. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Public Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Issuance of Common Stock
On July 31, 2014, the Company issued 120,106 shares of common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of the Company’s directors and the Company’s Chief Executive Officer, and Peter McMillan III, also one of the Company’s directors and the Company’s President, for $8.33 per share. The sales price per share of $8.33 was based on the initial primary offering price in the private placement of $9.20 less sales commission of 6.5% and dealer manager fees of 3.0%, reflecting that sales commission and dealer manager fees were not paid in connection with this transaction. The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Securities Act.
Investment Subsequent to June 30, 2014
Origination of the 655 Summer Street Mortgage Loan
On September 4, 2014, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $3.5 million (the “655 Summer Street Mortgage Loan”) from a borrower unaffiliated with the Company or the Advisor. The loan is secured by a three-story office building located in Boston, Massachusetts (the “Building”). The Building comprises 14,392 rentable square feet and was built in 1989. The borrower used the proceeds from the loan to fund additional business operations and retire an existing loan on the Building.
The 655 Summer Street Mortgage Loan matures on October 1, 2017 and bears interest at a fixed rate of 9.25% per annum for the term of the loan. The borrower paid a loan origination fee equal to 8% of the loan amount. Monthly payments are interest only for the term of the loan. The borrower may prepay the loan in whole (but not in part) beginning July 1, 2017, subject to certain conditions as described in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of KBS Strategic Opportunity REIT II, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to KBS Strategic Opportunity REIT II, Inc., a Maryland corporation, and, as required by context, KBS Strategic Opportunity Limited Partnership II, a Delaware limited partnership, which we refer to as the “Operating Partnership,” and to their subsidiaries.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Strategic Opportunity REIT II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have no operating history and as of June 30, 2014, our total assets were $11.1 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

•	We depend on our advisor to identify suitable investments and conduct our operations.

•
All of our executive officers, our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

•
There is no assurance that we will raise proceeds in our initial public offering sufficient to invest in a diverse portfolio of real estate-related assets and the value of an investment in us may vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose money in their investment in us if we have less diversity in our portfolio and our general and administrative expenses may constitute a greater percentage of our revenue.

•
Our advisor and its affiliates will receive fees in connection with transactions involving the origination, acquisition and management of our investments. These fees will be based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increase our stockholders’ risk of loss.

•
Our distribution policy is not to use offering proceeds to make distributions. However, we may pay distributions from any source, including, without limitation, from offering proceeds or borrowings (which may constitute a return of capital). If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

•	If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

•
Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost of our tangible assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

•	Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Except with respect to unimproved or non-incoming producing property, we are not limited in the percentage of net proceeds that we may allocate to a specific real estate asset type. Thus, we may make all of our investments in Europe or in investments which present an increased risk of loss. In addition, we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments we initially expect to focus on.

•	We expect to focus our investments in real estate-related loans and real estate-related debt securities in distressed debt, which involves more risk than in performing debt.

•	Our opportunistic property-acquisition strategy involves a higher risk of loss than would a strategy of investing in stabilized properties.

•
We expect to make foreign investments and will be susceptible to risks associated with such investments, including changes in currency exchange rates, adverse political or economic developments, lack of uniform accounting standards and changes in foreign laws.

All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-192331) filed with the SEC, as the same may be amended and supplemented from time to time.
Overview
We were formed on February 6, 2013 as a Maryland corporation and intend to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2014. On July 3, 2013, we commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), to offer a maximum of $105,000,000 of shares of common stock for sale to certain accredited investors, of which $5,000,000 of shares were offered pursuant to our dividend reinvestment plan. We ceased offering shares in our private offering on August 11, 2014. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager of the offering pursuant to a dealer manager agreement and was responsible for marketing our shares in the offering.
On November 14, 2013, we filed a registration statement on Form S-11 with the SEC to register for sale to the public a maximum of 180,000,000 shares of common stock, of which 80,000,000 shares were to be offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on August 12, 2014 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in the initial public offering.
We intend to use substantially all of the net proceeds from our private and public offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition.
As of June 30, 2014, we had sold 1,178,499 shares of common stock for gross offering proceeds of $10.2 million in our private offering. Additionally, on April 2, 2014, we issued 120,106 shares of common stock for $1.0 million in a separate private transaction exempt from the registration requirements of the Securities Act.  As of June 30, 2014, we had not acquired, originated or contracted to make any investments.
KBS Capital Advisors LLC has served as our advisor since commencement of the private offering. As our advisor, KBS Capital Advisors manages our day-to-day operations and will manage our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We intend to make an election to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ending December 31, 2014. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2014, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the sub-par recovery of the U.S. economy, and despite recent improvements regarding the pace of job growth, concerns persist regarding income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but consistent.
In February of 2014, Congress ended a lengthy dispute with the White House and unconditionally extended the government’s borrowing limit until March 2015. While this action should provide some measure of stability, the federal government is still facing major policy issues, including passage of a federal budget. The federal government is currently working from a modified sequestration budget that was not intended to be a long-term solution.
The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. The Federal Reserve injected trillions of U.S. dollars into the global financial markets through the purchases of U.S. treasury bonds and mortgage backed securities. At this point in time, it is unclear what the final cost or impact of this program will be. In December 2013, the speculation as to the possible end of QE programs was finally ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. In July of 2014, the Federal Reserve announced plans to end the purchase of securities by October of 2014.
Despite cuts to federal government spending, U.S. gross domestic product (“U.S. GDP”) has continued to grow at moderate level. In the third quarter of 2013, U.S. GDP increased at an annual rate of 4.5%, which was followed by fourth quarter U.S. GDP growth of 3.5%. First quarter U.S. GDP reflects a step back as a severe winter has been blamed for a decrease in U.S. GDP of 2.1%. Consensus expectations are for a rebound in U.S. economic growth as employment numbers and corporate earnings strength indicate that the U.S. economy is healthy and growing. The initial estimate of second quarter 2014 reflects an annual rate increase in U.S. GDP of 4.0%.
The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a strong bid for commercial properties. In 2014, the commercial real estate market recovery began to spread to secondary markets. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to prices above pre-recession levels, but the majority of U.S. housing markets still have not recaptured the equity lost as a result of the recent recession. Impediments to a continued recovery in this market include more stringent underwriting standards for borrowers, a slowdown in demand by institutional investors and a lack of supply of affordable housing for entry level purchasers. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury securities and mortgage backed securities, is slowly being scaled down and is scheduled to end in October of 2014. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to increases in the cost of future mortgage financing.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting potential negative impact on the global financial markets remain of concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Europe has benefited from statements made by the European Central Bank which affirm the bank’s commitment to provide substantial support for the European banking system.
The global rating agencies continue to be vigilant in their analysis of the health of the global financial markets. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past two years, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations. Beginning in late 2013, these credit issues shifted away from the European sovereign credits to Asia and to some emerging market nations, such as Turkey, Russia, South America, Brazil and Argentina.
Overall, despite indications of recovery both in the United States and abroad, uncertainties abound. China’s export-based economy slowed and Japan embarked upon a large scale QE program of its own in 2013. In the United States, the Federal Reserve announced the tapering of the current QE program which, when combined with the adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our private offering and our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. Subsequent to June 30, 2014, we originated a first mortgage loan in the amount of $3.5 million from a borrower unaffiliated with us or our advisor. As of June 30, 2014, we had sold 1,178,499 shares of common stock in our private offering for gross offering proceeds of $10.2 million.
We will not sell any shares in our initial public offering unless we raise a minimum of $2,000,000 in gross offering proceeds, including from persons who are affiliated with us, our sponsors or our advisor. If we are unable to raise substantially more funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether we are able to raise substantial funds in the initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We currently have no outstanding debt. Once we have fully invested the proceeds of our offering, we expect that our debt financing and other liabilities will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non cash reserves), although it may exceed this level during our offering stage. This is our target leverage as established by our board of directors. Our charter limits us from incurring debt if our borrowings would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), though we may exceed this limit under certain circumstances.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses. In connection with the public offering, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us in connection with our initial public offering exceed 15% of our gross offering proceeds from our initial public offering. As of June 30, 2014, our advisor has incurred organization and offering expenses on our behalf related to this public offering of $1,349,183. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of June 30, 2014, our advisor has incurred offering expenses on our behalf related to our private offering of $950,053. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement entered on August 12, 2014 has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ending December 31, 2014. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.
Results of Operations
Our results of operations as of June 30, 2014 are not indicative of those expected in future periods as we were in our organizational stage and had not commenced active real estate operations. We will not commence any significant operations until we have made investments with the net proceeds from our private offering and our ongoing initial public offering.
For the three and six months ended June 30, 2014, we had a net loss of $264,414 and $323,331 due to general and administrative costs incurred in connection with the commencement of our operations. These general and administrative costs consisted primarily of dead deal costs, transfer agent fees, insurance premiums, accounting fees, legal fees, and board of directors fees. We expect general and administrative costs to increase in the future due to increased activity as we make investments. During the three and six months ended June 30, 2013, we had been formed but had not yet commenced operations, as we had not yet commenced our private or public offering. As a result, we had no material results of operations for that period.
Critical Accounting Policies
Below is a discussion of the accounting policies that management believes will be critical once we commence operations in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue Recognition
Real Estate
We will recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and will record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
We will make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable, deferred rents receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Real Estate Loans Receivable
Interest income on our real estate loans receivable will be recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, will be amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.
We will recognize interest income on loans purchased at discounts to face value where we expect to collect less than the contractual amounts due under the loan when that expectation is due, at least in part, to the credit quality of the borrower. Income is recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments. We recognize interest income on non-performing loans on a cash basis since these loans generally do not have an estimated yield and collection of principal and interest is not assured.
Real Estate Securities
We will recognize interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires us to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities will require significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.
Cash and Cash Equivalents
We will recognize interest income on our cash and cash equivalents as it is earned and will record such amounts as other interest income.
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties will be capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs will include all costs that do not extend the useful life of the real estate asset. We will consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building Improvements	10-25 years
Tenant Improvements	Shorter of lease term or expected useful life
Tenant Origination and Absorption Costs	Remaining term of related leases, including below-market renewal periods
Real Estate Acquisition Valuation
We will record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination will be measured at their acquisition-date fair values. Acquisition costs will be expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date. Real estate obtained in satisfaction of a loan will be recorded at the estimated fair value of the real estate or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property will be charged-off against the reserve for loan losses when title to the property is obtained. Costs of holding the property will be expensed as incurred in our consolidated statements of operations.
Intangible assets include the value of in place leases, which represents the estimated value of the net cash flows of the in place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease up. Acquired in place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in place leases, including any below-market renewal periods.
We will assess the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows will be based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We will estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
We will amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.
Direct investments in undeveloped land will be accounted for as an asset acquisition and not as a business combination. Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition. Additionally, during the time in which the Company is incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized.
Impairment of Real Estate and Related Intangible Assets and Liabilities
We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows could result in incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.
Real Estate Loans Receivable and Loan Loss Reserves
Our real estate loans receivable will be recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, we will record a loan loss reserve and a provision for loan losses to recognize impairment.
The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve will be adjusted through “Provision for loan losses” on our consolidated statements of operations and will be decreased by charge offs to specific loans when losses are confirmed.
We will consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. If we purchase a loan at a discount to face value and at the acquisition date we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on our assessment of the credit quality of the borrower, we will consider such a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts we estimated to be collected at the time of acquisition. We will also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve will be established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ from estimated amounts.
Real Estate Securities
We expect to invest in securities that we will classify as available-for-sale, since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments will be carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, we may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.
On a quarterly basis, we will evaluate our real estate securities for other-than-temporary impairment. We will review the projected future cash flows from these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on our quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated, the present value of the revised cash flows is less than the present value previously estimated, and the fair value of the securities is less than our amortized cost basis, an other-than-temporary impairment will be deemed to have occurred.
We are required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on our real estate securities that we do not intend to sell and where it is not likely that we will be required to sell the security prior to the anticipated recovery of our amortized cost basis. We will calculate the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).
Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
When available, we will utilize quoted market prices from an independent source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we will measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
We consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid ask spread or significant increase in the bid ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal to principal market).
We consider the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.
Income Taxes
We expect to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and intend to operate as such beginning with our taxable year ending December 31, 2014. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced the private offering on July 3, 2013. On August 11, 2014, we terminated offering shares in the private offering but continued to process subscription agreements until August 29, 2014 for the private offering for subscription agreements dated on or before August 11, 2014. From commencement through the termination of the private offering, we sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million. Through August 31, 2014, we recorded 1,022,101 in other offering costs in connection with the private offering, of which $955,725 was incurred by our advisor and its affiliates on our behalf. As of August 31, 2014, we had reimbursed $246,122 of these costs to our advisor and its affiliates.
We commenced the initial public offering on August 12, 2014. As of September 19, 2014, we had not made any sales in our initial public offering. Through August 31, 2014, our advisor and its affiliates had incurred organization and offering costs on our behalf in connection with the initial public offering of approximately $1,806,852. We will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the initial public offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Issuance of Common Stock
On July 31, 2014, we issued 120,106 shares of common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of our directors and our Chief Executive Officer, and Peter McMillan III, also one of our directors and our President, for $8.33 per share. We issued these shares of common stock in a private transaction exempt from the registration requirements of the Securities Act.
Investment Subsequent to June 30, 2014
Origination of the 655 Summer Street Mortgage Loan
On September 4, 2014, we, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $3.5 million (the “655 Summer Street Mortgage Loan”) from a borrower unaffiliated with us or our advisor. The loan is secured by a three-story office building located in Boston, Massachusetts (the “Building”). The Building comprises 14,392 rentable square feet and was built in 1989. The borrower used the proceeds from the loan to fund additional business operations and retire an existing loan on the Building.
The 655 Summer Street Mortgage Loan matures on October 1, 2017 and bears interest at a fixed rate of 9.25% per annum for the term of the loan. The borrower paid a loan origination fee equal to 8% of the loan amount. Monthly payments are interest only for the term of the loan. The borrower may prepay the loan in whole (but not in part) beginning July 1, 2017, subject to certain conditions as described in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks identified under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-192331) filed with the SEC, as the same may be amended and supplemented from time to time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we sold the following equity securities that were not registered under the Securities Act of 1933 (the “Act”).
Private Offering
Pursuant to Rule 506(b) of Regulation D of the Act, we conducted a private offering for the sale of a maximum of $105,000,000 of shares of our common stock to accredited investors through a best efforts private placement offering which commenced on July 5, 2013 (the “Private Offering”). $100,000,000 of shares were offered in the primary portion of the Private Offering and were sold at a purchase price of $9.20 or $9.40 per share depending upon the amount of gross proceeds raised in the Private Offering, with discounts available to some categories of purchasers. Shares were sold at $9.20 until August 6, 2014. As of August 7, 2014 until the termination of the Private Offering on August 11, 2014, shares were sold at $9.40. From inception through the termination of the Private Offering, we had raised approximately $32.2 million related to the sale of 3,619,851 shares of common stock in the primary portion of the Private Offering. Of this amount, in the period from April 1, 2014 through June 30, 2014, we sold 1,075,717 shares of common stock in the primary portion of the Private Offering for gross offering proceeds of $9.3 million.
Sale to Willowbrook Capital Group LLC
On April 2, 2014 the Company issued $1,000,000 of shares of its common stock to Willowbrook Capital Group LLC for $8.326 per share. The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

b)
On August 12, 2014, our Registration Statement on Form S-11 (File No. 333-192331), covering a public offering of up to 100,000,000 shares of common stock in a primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on August 12, 2014 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect our primary offering to last until the earlier of 90 days from the date we have accepted subscriptions in our initial public offering for gross offering proceeds of $600,000,000 or August 12, 2015. If we have not sold all of the shares by August 12, 2015, we may continue our initial public offering until February 12, 2016. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of June 30, 2014, organization and offering costs of $1,349,183 have been incurred by our advisor on our behalf in connection with our initial public offering. We will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the initial public offering.
We expect to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program there are several limitations on our ability to redeem shares:

•
Unless the shares are being redeemed in connection with a stockholder's death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held the shares for one year.

•
During each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. We may, however, increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the program, as amended, unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in the share redemption program), until we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in a primary public offering, the price at which we will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of the price paid to acquire the shares from us;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of the price paid to acquire the shares from us;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of the price paid to acquire the shares from us; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of the price paid to acquire the shares from us.
After we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in a primary public offering and unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability, or determination of incompetence, the price at which we will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of our most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of our most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of our most recent estimated value per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of our most recent estimated value per share as of the applicable redemption date.
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the shares; provided, that shares purchased by the redeeming stockholder pursuant to our dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares relate. The date of the share’s original issuance by us is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
We expect to establish an estimated value per share for a purpose other than to set the price to acquire a share in a primary public offering no later than the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through this offering or follow-on public offering - and have not done so for 18 months.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

The terms of our share redemption program are more generous with respect to redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence:

•	There is no one-year holding requirement;

•
Until we establish an estimated value per share for a purpose other than to set the price to acquire a share in a primary public offering, which we expect to be no later than the completion of our offering stage (as described above), the redemption price is the amount paid to acquire the shares from us; and

•
Once we have established an estimated value per share for a purpose other than to set the price to acquire a share in a primary public offering, the redemption price would be the estimated value of the shares, as determined by our board of directors.

Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice.
During the six months ended June 30, 2014, we did not redeem any shares pursuant to our share redemption program.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

3.1*	Articles of Amendment and Restatement

3.2
Amended and Restated Bylaws adopted June 26, 2014, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

4.1
Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus filed in Pre-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331

4.2*
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)

4.3
Amended and Restated Dividend Reinvestment Plan adopted June 26, 2014, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

4.4	Escrow Agreement dated May 6, 2014, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.1
Amendment no. 2 to the Advisory Agreement, between the Company and KBS Capital Advisors LLC, dated June 26, 2014, entered into in connection with the private offering, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program adopted June 26, 2014, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	September 19, 2014	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	September 19, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)