Form 10-Q
period 2014-09-30
KBS Strategic Opportunity REIT II, Inc.
filed 2014-11-13
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
As of November 7, 2014, there were 3,893,812 outstanding shares of common stock of KBS Strategic Opportunity REIT II, Inc.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
September 30, 2014
INDEX

PART I.	FINANCIAL INFORMATION		2
	Item 1.	Financial Statements	2
		Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	2
		Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 (unaudited)	3
		Consolidated Statements of Stockholders’ Equity for the Period from July 3, 2013 to December 31, 2013 and the Nine Months Ended September 30, 2014 (unaudited)	4
		Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2014 (unaudited)	5
		Condensed Notes to Consolidated Financial Statements as of September 30, 2014 (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
	Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION		36
	Item 1.	Legal Proceedings	36
	Item 1A.	Risk Factors	36
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
	Item 3.	Defaults upon Senior Securities	38
	Item 4.	Mine Safety Disclosures	38
	Item 5.	Other Information	38
	Item 6.	Exhibits	39
SIGNATURES			40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$27,775,649	$712,612
Real estate loan receivable	3,295,428	—
Mortgage interest receivable	24,281	—
Prepaid expenses	71,357	11,364
Total assets	$31,166,715	$723,976
Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$264,106	$—
Due to affiliates	—	641,815
Total liabilities	264,106	641,815
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 3,893,812 and 83,295 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	38,938	833
Additional paid-in capital	31,485,460	152,696
Cumulative net loss	(621,789)	(71,368)
Total stockholders’ equity	30,902,609	82,161
Total liabilities and stockholders’ equity	$31,166,715	$723,976
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues:
Interest income from real estate loan receivable	$28,476	$28,476
Total revenues	28,476	28,476
Expenses:
Asset management fees to affiliate	2,423	2,423
General and administrative expenses	254,035	577,366
Total expenses	256,458	579,789
Other income:
Interest income	$892	$892
Net loss	$(227,090)	$(550,421)
Net loss per common share, basic and diluted	$(0.07)	$(0.43)
Weighted-average number of common shares outstanding, basic and diluted	3,134,404	1,280,749
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from July 3, 2013 to December 31, 2013
and the Nine Months Ended September 30, 2014 (unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Net Losses	Total Stockholders’ Equity
	Shares	Amounts
Balance, July 3, 2013	21,739	$217	$199,783	$—	$200,000
Issuance of common stock	61,556	616	528,384	—	529,000
Dealer manager fees to affiliate	—	—	(15,870)	—	(15,870)
Other offering costs	—	—	(559,601)	—	(559,601)
Net loss	—	—	—	(71,368)	(71,368)
Balance, December 31, 2013	83,295	$833	$152,696	$(71,368)	$82,161
Issuance of common stock	3,810,517	38,105	33,696,371	—	33,734,476
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(1,898,821)	—	(1,898,821)
Other offering costs	—	—	(464,786)	—	(464,786)
Net loss	—	—	—	(550,421)	(550,421)
Balance, September 30, 2014	3,893,812	$38,938	$31,485,460	$(621,789)	$30,902,609
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014
(unaudited)

Cash Flows from Operating Activities:
Net loss	$(550,421)
Adjustment to reconcile net loss to net cash used in operating activities
Noncash interest income on real estate-related investment	(4,194)
Changes in operating assets and liabilities:
Mortgage interest receivable	(24,281)
Prepaid expenses	(59,993)
Accounts payable and accrued liabilities	228,328
Due to affiliates	(82,214)
Net cash used in operating activities	(492,775)
Cash Flows from Investing Activities:
Investment in real estate loan receivable	(3,276,105)
Net cash used in investing activities	(3,276,105)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	33,734,476
Payments of commissions on stock sales and related dealer manager fees	(1,898,821)
Payments of other offering costs	(1,003,738)
Net cash provided by financing activities	30,831,917
Net increase in cash and cash equivalents	27,063,037
Cash and cash equivalents, beginning of period	712,612
Cash and cash equivalents, end of period	$27,775,649
Supplemental Disclosure of Noncash Transactions:
Increase in other offering costs payable	$20,649
Increase in other closing costs payable related to real estate loan receivable	$15,129

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

1.	ORGANIZATION
KBS Strategic Opportunity REIT II, Inc. (the “Company”) was formed on February 6, 2013 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that will end December 31, 2014. The Company’s business is conducted through KBS Strategic Opportunity Limited Partnership II (the “Operating Partnership”), a Delaware limited partnership formed on February 7, 2013. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. KBS Strategic Opportunity Holdings II LLC (“REIT Holdings”), a Delaware limited liability company formed on February 7, 2013, owns the remaining 99.9% partnership interest in the Operating Partnership and is the sole limited partner. The Company is the sole member and manager of REIT Holdings.
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
On November 14, 2013, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014, and the Company retained the Dealer Manager to serve as the dealer manager of the Public Offering pursuant to a dealer manager agreement dated August 12, 2014 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Public Offering. As described above, the Company intends to use substantially all of the net proceeds from the Private Offering and the Public Offering to invest in a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. As of September 30, 2014, the Company had originated a first mortgage loan.
As of September 30, 2014, the Company had sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in the Private Offering. Additionally, on April 2, 2014 and July 31, 2014, the Company issued 120,106 shares and 120,106 shares of common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of the Company’s directors and the Company’s Chief Executive Officer, and Peter McMillan IIII, also one of the Company’s directors and the Company’s President, for $1.0 million and $1.0 million, respectively. The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance may exceed federally insurable limits. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of September 30, 2014 and December 31, 2013.
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
September 30, 2014
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
Real Estate Loans Receivable
Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.
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
September 30, 2014
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
September 30, 2014
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
Real Estate Loans Receivable and Loan Loss Reserves
The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment.
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
September 30, 2014
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
As of September 30, 2014, there was no loan loss reserve and the Company did not record any impairment related to its real estate loan receivable. However, in the future, the Company may experience losses from its investment in loan receivable requiring the Company to record a loan loss reserve. Realized losses could be material and significantly exceed any recorded reserves.
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
September 30, 2014
(unaudited)

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
When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines that the market for a financial instrument owned by the Company is illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company will measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
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
September 30, 2014
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

•
During each calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. The Company may, however, increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to the stockholders.

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
September 30, 2014
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
September 30, 2014
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
During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur. As of September 30, 2014, the Company had recorded $1,024,387 of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, of which $956,574 were paid by the Advisor or its affiliates on behalf of the Company.
During the Public Offering, pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds in the Public Offering. Through September 30, 2014, the Advisor and its affiliates had incurred organization and offering costs on the Company’s behalf in connection with the Public Offering of approximately $1,835,700. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Public Offering. The Company commenced the Public Offering on August 12, 2014. As of September 30, 2014, the Company had not made any sales in the Public Offering, and accordingly, has not recorded an obligation to reimburse the Advisor or its affiliates for such costs. Organization costs are expensed as incurred and offering costs, which include selling commissions, dealer manager fees and other offering-related costs, are charged as incurred as a reduction to stockholders’ equity, subject to certain limitations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
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
For the nine months ended September 30, 2014, the Company has incurred a net operating loss of $550,421. As of September 30, 2014, the Company has incurred a cumulative net operating loss of $621,789. Any deferred tax asset as a result of the Company’s net operating loss has been fully reserved because it is more likely than not that it will never be realized.
Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or after January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation. Additionally, any gain or loss on sale of real estate that do not meet the criteria for classification as a discontinued operation would be presented, on the consolidated statements of operations, in continuing operations. ASU No. 2014-08 did not have an impact on the presentation of the Company’s financial statements upon adoption.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on its financial statements.

3.	REAL ESTATE LOAN RECEIVABLE
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
As of September 30, 2014, the outstanding principal balance and book value of the 655 Summer Street Mortgage Loan was $3.5 million and $3.3 million, respectively. The annualized effective interest rate of the 655 Summer Street Mortgage Loan, calculated as the actual interest income recognized in 2014, using the interest method, annualized and divided by the average amortized cost basis of the investment, was 11.68% as of September 30, 2014.
The following summarizes the activity related to real estate loan receivable for the nine months ended September 30, 2014:

Real estate loan receivable - December 31, 2013	$—
Origination of real estate loan receivable	3,500,000
Closing costs and origination fees on real estate loan receivable	(208,766)
Amortization of closing costs and origination fees on real estate loan receivable	4,194
Real estate loan receivable - September 30, 2014	$3,295,428

4.	STOCKHOLDERS’ EQUITY
General
Under the Articles of Incorporation of the Company, the total number of shares of capital stock authorized for issuance is 1,010,000,000 shares, consisting of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock, each as defined by the Company’s Articles of Incorporation.
The shares of common stock have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of September 30, 2014, the Company had issued 3,893,812 shares of common stock, all in the Private Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The Company is authorized to issue one or more classes or series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of September 30, 2014, no shares of the Company’s preferred stock were issued and outstanding.
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

5.	FAIR VALUE DISCLOSURES
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

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of assets and liabilities for which it is practicable to estimate the fair value:
Cash and cash equivalents, mortgage interest receivable and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
Real estate loan receivable: The Company’s real estate loan receivable is presented in the accompanying consolidated balance sheets at its amortized cost net of recorded loan loss reserves and not at fair value. The fair value of real estate loan receivable was estimated using an internal valuation model that considered the expected cash flows for the loan, underlying collateral value (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. The Company classifies these inputs as Level 3 inputs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The following were the face value, carrying amount and fair value of the Company’s real estate loan receivable as of September 30, 2014, which carrying amount does not approximate its fair value:

	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500,000	$3,295,428	$3,220,000

6.	RELATED PARTY TRANSACTIONS
The Company has entered the Advisory Agreement with the Advisor and the dealer manager agreements with the Dealer Manager, with respect to the Private Offering and the Public Offering, respectively. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Private and Public Offering and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT, Inc. The Dealer Manager also serves as the dealer manager for the initial public offering of KBS REIT III and for the DRP offering for KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT. During the period from July 3, 2013 through December 31, 2013 and the nine months ended September 30, 2014, no business transactions occurred between the Company and these entities. The Company’s fees and reimbursement obligations are as follows:

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Form of Compensation	Amount

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
September 30, 2014
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

Subordinated Participation in Net Cash Flows (1)
After the Company’s common stockholders receive, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, the Advisor is entitled to receive 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise. This fee is payable only if the Company is not listed on an exchange. To the extent this fee is derived from cash flows other than net sales proceeds, this fee will count against the limit on “total operating expenses” described below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2014, respectively, and any related amounts payable as of September 30, 2014 and December 31, 2013:

	Incurred		Payable as of
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	September 30, 2014	December 31, 2013
Expensed
Prepaid insurance premiums (1)	$—	$131,691	$—	$43,749
Asset management fees	2,423	2,423	—	—
Reimbursable operating expenses (2)	151,202	353,711	—	38,465
Capitalized
Origination fees on real estate loan receivable	52,537	52,537	—	—
Additional Paid-in Capital
Sales commissions	934,814	1,159,390	—	—
Dealer manager fees	572,955	739,431	—	—
Reimbursable other offering costs	26,384	396,973	—	559,601
	$1,740,315	$2,836,156	$—	$641,815
_____________________
(1) Amount reflects directors and officers insurance premiums for the period from December 31, 2013 through June 30, 2015. Of this amount, $23,688 and $71,992 were recorded as insurance expense for the three and nine months ended September 30, 2014, respectively, and included in general and administrative expenses in the statement of operations.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

7.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have no operating history and as of September 30, 2014, our total assets were $31.2 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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
We intend to use substantially all of the net proceeds from our private and public offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of September 30, 2014, we had originated a first mortgage loan.
As of September 30, 2014, we had sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on April 2, 2014 and July 31, 2014, we issued 120,106 shares and 120,106 of common stock for $1.0 million and $1.0 million, respectively, in separate private transactions exempt from the registration requirements of the Securities Act.  As of September 30, 2014, we had not made any sales in the initial public offering.
KBS Capital Advisors LLC has served as our advisor since commencement of the private offering. As our advisor, KBS Capital Advisors manages our day-to-day operations and manages our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf.

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
As a direct result of the recent recession, the Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. Through this program, the Federal Reserve injected trillions of U.S. dollars into the global financial markets through the purchases of U.S. treasury bonds and mortgage backed securities. At present, it is unclear what the final cost or impact of this program will be. In July of 2014, the Federal Reserve announced plans to end the purchase of securities by October of 2014. The imminent end of this program has shifted investor focus from QE to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets has driven unemployment below 6%. The U.S. labor participation rate continues to be less than optimal at 62.7% as of September 2014 and personal income growth remained muted at 0.3% as of August 2014. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record level stock market valuations and rebounding home prices. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate level. In the fourth quarter of 2013, U.S. GDP increased at an annual rate of 3.5%, which was followed by a decrease in U.S. GDP of 2.1% in the first quarter of 2014. In the second quarter of 2014, U.S. GDP grew at an annual rate of 4.6% and the current consensus expectation for overall U.S. GDP growth in 2014 is a modest 2.2%.
The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. By 2014, the commercial real estate market recovery had spread to secondary and tertiary markets and to most asset classes. The U.S. commercial real estate market has continued to gain favor as an alternative investment class and capital flows continue to improve. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
After several years of improving market conditions, the recovery in the U.S. residential real estate market has recently begun to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes has slowed and stringent mortgage lending standards have reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities terminated on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
From a global standpoint, the U.S. economy is considered to be a bright spot. Recently the International Monetary Fund (“IMF”) lowered its global growth forecast from 3.7% to 3.3%. Lower than expected growth in the European Union (“EU”) and Chinese economies are the primary factors in the forecast change. Geopolitical events in the Ukraine and Middle East and the recent outbreak of the Ebola virus in Africa, and its possible spread to the rest of the world, have all been impediments to global economic growth.
Overall, despite indications of recovery in the United States and the U.K., uncertainties abound. China’s export-based economy has slowed, the EU is wrestling with the specter of deflation and another recession, and in Japan the government continues to experiment with a large-scale QE program of its own. In the United States, the Federal Reserve has stuck to its schedule for ending the QE program and we are monitoring the markets for their reaction to global economic slowing and related uncertainty. In the short-term, we anticipate that market conditions will continue to change and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
We are dependent upon the net proceeds from our private offering and our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2014, we had sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
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
During the nine months ended September 30, 2014, we originated a first mortgage loan. Our cash needs for this origination were met primarily with proceeds from our now terminated private offering. Operating cash needs during the same period were also primarily met with proceeds from our now terminated private offering.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses. In connection with the public offering, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us in connection with our initial public offering exceed 15% of our gross offering proceeds from our initial public offering. As of September 30, 2014, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of $1,835,700. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of September 30, 2014, our advisor has incurred offering expenses on our behalf related to our private offering of $956,574, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement entered on August 12, 2014 has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
Among the fees payable to our advisor is an asset management fee. We will pay our advisor a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the cost of our investments and (ii) 2.0% of the sum of the cost of our investments, less any debt secured by or attributable to the investments. The cost of the real property investments will be calculated as the amount paid or allocated to acquire the real property, including the cost of any subsequent development, construction or improvements to the property and including fees and expenses related thereto (but excluding acquisition fees paid or payable our advisor). The cost of the loans and any investments other than real property will be calculated as the lesser of (x) the amount actually paid or allocated to acquire or fund the loan or other investment, including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor) and (y) the outstanding principal amount of such loan or other investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition fees paid or payable to our advisor) as of the time of calculation. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment.

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
Results of Operations
Our results of operations as of September 30, 2014 are not indicative of those expected in future periods as we commenced operations on September 4, 2014 in connection with our first investment.
As of September 30, 2014, we had originated one first mortgage loan, which we funded with proceeds from our now terminated private offering. Interest income from our real estate loan receivable, recognized using the interest method, was $28,476 for the three and nine months ended September 30, 2014. We incurred asset management fees with respect to our real estate loan receivable of $2,423 for the three and nine months ended September 30, 2014. All asset management fees incurred as of September 30, 2014 have been paid. We expect that interest income from real estate loans receivable and asset management fees will each increase in future periods as a result of owning the real estate loan receivable originated on September 4, 2014 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related assets.
General and administrative expenses for the three and nine months ended September 30, 2014 totaled $254,035 and $577,366, respectively. These general and administrative costs consisted primarily of dead deal costs, transfer agent fees, insurance premiums, accounting fees, legal fees, and board of director fees. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate and real estate-related investments.
During the three and six months ended September 30, 2013, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for that period.
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
Real Estate Loans Receivable
Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.
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
Real Estate Loans Receivable and Loan Loss Reserves
Our real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, we will record a loan loss reserve and a provision for loan losses to recognize impairment.
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
As of September 30, 2014, there was no loan loss reserve and we did not record any impairment related to our real estate loan receivable. However, in the future, we may experience losses from its investment in loan receivable requiring the Company to record a loan loss reserve. Realized losses could be material and significantly exceed any recorded reserves.
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
As of September 30, 2014, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At September 30, 2014, the fair value and carrying value of our fixed rate real estate loan receivable was $3.2 million and $3.3 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
The annual effective interest rate of our fixed rate real estate loan receivable as of September 30, 2014 was 11.68%. The effective interest rate represents the effective interest rate as of September 30, 2014, using the interest method, which we use to recognize interest income on our real estate loan receivable.
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
Private Offering
Pursuant to Rule 506(b) of Regulation D of the Act, we conducted a private offering for the sale of a maximum of $105,000,000 of shares of our common stock to accredited investors through a best efforts private placement offering which commenced on July 5, 2013 (the “Private Offering”). $100,000,000 of shares were offered in the primary portion of the Private Offering and were sold at a purchase price of $9.20 or $9.40 per share depending upon the amount of gross proceeds raised in the Private Offering, with discounts available to some categories of purchasers. Shares were sold at $9.20 until August 6, 2014. As of August 7, 2014 until the termination of the Private Offering on August 11, 2014, shares were sold at $9.40. From inception through the termination of the Private Offering, we had raised approximately $32.2 million related to the sale of 3,619,851 shares of common stock in the primary portion of the Private Offering. Of this amount, in the period from July 1, 2014 through the termination of the Private Offering, we sold 2,441,352 shares of common stock in the primary portion of the Private Offering for gross offering proceeds of $22.0 million.
Sale to Willowbrook Capital Group LLC
On July 31, 2014, the Company issued $1,000,000 of shares of its common stock to Willowbrook Capital Group LLC for $8.326 per share. The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.
Sales to Certain Business Associates
On July 31,2014, the Company issued $100,000 of shares of its common stock to Victor Calandra, a business associate of Keith D. Hall and Peter McMillan, III, for $8.326 per share.  The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

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

As of September 30, 2014, we had not broken escrow in our initial public offering. As such, no dealer manager fees or selling commissions have been paid or incurred in connection with the sale of shares in the offering. As of September 30, 2014, organization and offering costs of $1,835,700 have been incurred by our advisor on our behalf in connection with our initial public offering. We will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the initial public offering. As of September 30, 2014, we had not made any sales in our initial public offering, and accordingly, have not recorded an obligation to reimburse our advisor or its affiliate for such cost.

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

a)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
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
During the nine months ended September 30, 2014, we did not redeem any shares pursuant to our share redemption program.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

3.1
Articles of Amendment and Restatement adopted on August 11, 2014, incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed September 19, 2014

3.2
Amended and Restated Bylaws adopted June 26, 2014, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

4.1
Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus filed in Pre-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed September 19, 2014

4.3
Amended and Restated Dividend Reinvestment Plan adopted June 26, 2014, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

4.4	Escrow Agreement dated May 6, 2014, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.1	Amended and Restated Advisory Agreement entered in connection with public offering

10.2	Dealer Manager Agreement entered in connection with public offering

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program adopted June 26, 2014, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	November 13, 2014	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 13, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)