Form 10-K
period 2014-12-31
KBS Strategic Opportunity REIT II, Inc.
filed 2015-03-26
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 333-192331
_____________________________________________________
KBS STRATEGIC OPPORTUNITY REIT II, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	46-2822978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 Newport Center Drive, Suite 700 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
(949) 417-6500
(Registrant’s Telephone Number, Including Area Code)
______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
None
______________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock.  The Registrant commenced an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-192331) on August 12, 2014, which shares are currently being offered at $10.00 per share, with discounts available for certain categories of purchasers. Prior to commencement of its initial public offering, the Registrant conducted a private placement offering to accredited investors only, which shares were offered at $9.20 per share, with discounts available to certain categories of purchasers, at June 30, 2014. There were approximately 1,178,499 shares of common stock held by non-affiliates as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 23, 2015, there were 4,410,770 outstanding shares of common stock of the Registrant.

FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Strategic Opportunity REIT II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of December 31, 2014, our total assets were $58.5 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

•	We depend on our advisor to identify suitable investments and conduct our operations and our dealer manager to conduct our offering.

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

•
There is no assurance that we will raise the maximum offering amount in our initial public offering. If we raise substantially less than the maximum offering amount, we may not be able to invest in a diverse portfolio of real estate-related assets and the value of an investment in us may vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose money in their investment in us if we have less diversity in our portfolio and our general and administrative expenses may constitute a greater percentage of our revenue.

•
Our advisor and its affiliates receive fees in connection with transactions involving the origination, acquisition and management of our investments. These fees will be based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increase our stockholders’ risk of loss.

•
Our distribution policy is generally not to use offering proceeds to make distributions. However, we may pay distributions from any source, including, without limitation, from offering proceeds or borrowings (which may constitute a return of capital). If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

•	If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

•
Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
KBS Strategic Opportunity REIT II, Inc. was formed on February 6, 2013 as a Maryland corporation and intends to elect tax treatment as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2014. As used herein, the terms “we,” “our” and “us” refer to KBS Strategic Opportunity REIT II, Inc. and as required by context, KBS Strategic Opportunity Limited Partnership II, a Delaware limited partnership formed on May 21, 2013 (the “Operating Partnership”), and its subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. We have no paid employees.
KBS Capital Advisors LLC (“KBS Capital Advisors”) serves as our external advisor pursuant to an advisory agreement initially entered into on July 3, 2013. As our advisor, KBS Capital Advisors manages our day-to-day operations and manages our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor owns 21,739 shares of our common stock.
We have formed a strategic relationship with STAM Europe (“STAM”), a commercial real estate investment and asset management firm headquartered in Paris, France to support us and our advisor in connection with our investments in Europe. Our advisor has entered into a sub-advisory agreement with STAM, pursuant to which STAM will provide real estate acquisition and portfolio management services to our advisor in connection with investments in Europe. For investments in Europe we make directly and our ownership interest is 100%, our advisor will compensate STAM for its services in sourcing and managing these investments from the fees its earns from us under the advisory agreement with us and we will pay STAM no additional compensation. We, along with our advisor, expect to enter into a letter agreement with STAM that sets forth general compensation terms with respect to investments we make through STAM, other than through our direct investment in value-added real estate and distressed debt in Europe (which are governed by the sub-advisory agreement between STAM and our advisor). We can give no assurances as to the number, if any, of investments we may make in Europe. See “Investment Strategies - Other Possible Investments” for a discussion of the additional types of investments we expect to make in Europe through our strategic relationship with STAM.
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
On November 14, 2013, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register for sale to the public a maximum of 180,000,000 shares of common stock, of which 80,000,000 shares were to be offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on August 12, 2014 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in the initial public offering.
We intend to use substantially all of the net proceeds from our private and public offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of December 31, 2014, we owned one hotel property and had originated a first mortgage loan.
As of December 31, 2014, we had sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on April 2, 2014 and July 31, 2014, we issued 120,106 shares and 132,116 shares of common stock for $1.0 million and $1.1 million, respectively, in separate private transactions exempt from the registration requirements of the Securities Act.  As of December 31, 2014, we had not made any sales in the initial public offering.

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
Objectives and Strategies
Our primary investment objectives are:

•	to preserve and return our investors’ capital contribution;

•	to realize growth in the value of our investments; and

•	to provide increasing cash distributions to our investors through increased cash flow from operations or targeted asset sales.
We also seek to realize growth in the value of our investments by timing asset sales to maximize their value. We intend to actively pursue lending and investment opportunities that we believe will provide an attractive risk-adjusted return to our stockholders.
Investment Strategies
We intend to achieve our objectives by using substantially all of the net proceeds from our private and initial public offering to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. We may also acquire equity and preferred equity securities of companies that make investments similar to ours such as other real estate operating companies. Although the foregoing represents our present investment focus and targets, we have no target allocation for each asset class and we may adjust any of the foregoing based on real estate market conditions and investment opportunities. We may make our investments through loan origination and the acquisition of individual assets or by acquiring portfolios of assets, mortgage REITs or companies with investment objectives similar to ours. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an investment, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives.
Investments in Real Property
We expect that our real estate-related debt investments, in particular investments we may make in distressed debt, will, in certain circumstances, result in us owning real property as a result of a loan workout, foreclosure or similar circumstances. In addition, we have and intend to invest a portion of the proceeds from this offering in real property, which may include, but is not limited to, office, industrial and retail properties, hospitality properties and undeveloped residential lots. If we invest in undeveloped residential lots, we do not expect to pay our advisor a separate fee, in addition to the asset management fee, related to the development of such lots. We expect some portion of our portfolio will consist of direct investments in opportunistic real estate, excluding real property that we take title to (i) as part of a portfolio of debt investments, (ii) through a loan workout, foreclosure or similar circumstances or (iii) through convertible debt investments, although the percentage could be higher or lower. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.
Investments in Real Estate-Related Loans
We have invested and expect to invest in real estate-related loans, including distressed debt, first and second mortgage loans, mezzanine loans, B-Notes, bridge loans, convertible mortgages, wraparound mortgage loans, construction mortgage loans and participations in such loans. We have and expect to structure, underwrite and originate many of the debt products in which we invest. Our underwriting process will involve comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we will be able to efficiently structure a diverse range of products. For instance, we may sell some components of the debt we originate while retaining attractive, risk-adjusted strips of the debt for ourselves. Our advisor or a wholly owned subsidiary of our advisor will source our debt investments. We will pay our advisor or its subsidiary acquisition and origination fees for loans that we make or acquire and asset management fees for the loans that we hold for investment.

We may sell some of the loans (or portions of the loans after separating them into tranches) that we originate to third parties for a profit. We expect to hold other loans (or portions of loans) for investment and in some instances securitize these loans through a CDO structure.
Other Possible Investments
Although we expect that most of our investments will be of the types described above, we may make other investments. In fact, we may invest in whatever types of interests in real estate- or debt-related assets that we believe are in our best interests. Although we can purchase any type of interest in real estate- or debt-related assets, our charter does limit certain types of investments. We do not intend to underwrite securities of other issuers.
We expect that a portion of our investments in Europe will be in the form of a loan to STAM, the proceeds of which STAM will use to fund a general partner interest in a STAM-sponsored institutional real estate fund with an unrelated third party joint venture partner. The real estate fund will invest in European real estate which STAM will manage on behalf of the joint venture. As part of the terms of these investments with STAM, we expect to receive a portion of the fees STAM receives from the fund.
Financing Objectives
We have financed and expect to continue to finance a portion of our investments with debt. We will use debt financing in various forms in an effort to increase the size of our portfolio and potential returns to our stockholders. Access to capital is crucial to our business, since we earn income based on the spread between the yield on our investments and the cost of our borrowings.
We expect to use financing in the form of secured loans, revolving credit facilities, repurchase agreements, bridge financings and bank warehousing facilities. For funding, we may utilize securitization structures, if available, and we may place mortgage financing on any real estate investments we make.
We intend to focus our investment activities on obtaining a diverse portfolio of opportunistic real estate, real estate-related loans, debt securities and other real estate investments. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. We expect that once we have fully invested the proceeds from our ongoing initial public offering, our debt financing and other liabilities will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), although it may exceed this level during our offering stage. This is our target leverage as established by our board of directors. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2014, our borrowings and other liabilities were approximately 49% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
We do not intend to exceed the leverage limit in our charter. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors, and could also be accompanied by restrictive covenants. High levels of debt could also increase the risk of being unable to refinance when loans become due, or of being unable to refinance on favorable terms, and the risk of loss with respect to assets pledged as collateral for loans.
To the extent that we do not finance our investments, our ability to make additional investments will be restricted. When interest rates are high or financing is otherwise unavailable on a timely basis, we may make certain investments with cash with the intention of obtaining a loan for a portion of the cost of the investment at a later time.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our debt policy in the future without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: economic conditions, the relative cost and availability of debt and equity capital, any investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to book value in connection with any change of our borrowing policies.
Real Estate Investment
As of December 31, 2014, we owned one hotel property. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investment
As of December 31, 2014, we owned one real estate loan receivable with a total book value of $3.3 million. This loan had an annual effective interest rate of 11.7% as of December 31, 2014.

2014 Investment Highlights
During 2014, we acquired/originated:

•	one first mortgage loan totaling $3.5 million plus origination and closing costs; and

•
a 30-acre property, containing a 491-room hotel property, a 36,000 square foot conference center, a 187-unit recreational vehicle campground and a 1,060-foot pier located at 3200 S. Ocean Boulevard, Myrtle Beach, South Carolina for $40.1 million plus closing costs.

Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014, and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a steep price decline in most commodity market prices. In this type of economic environment the possibility of deflation is now a very real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions and the use of monetary policy to combat the lingering effects of the recent recession continue to dominate the performance of the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kick start the country’s economy. To date the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement has led to lower European interest rates and a weakening of the Euro against other currencies.
The Federal Reserve has maintained an accommodative monetary policy since the beginning of the recent financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In October of 2014, the Federal Reserve concluded the current phase of QE. The end of this program has shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets has driven unemployment below 6%. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was a slight improvement over 2013’s growth rate of 2.2%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. The effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014.
The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. In 2014, the commercial real estate market recovery spread to secondary and tertiary markets, and most asset classes. The U.S. commercial real estate market has gained favor as an alternative investment class and capital flows continue to improve. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
As the dollar strengthens, the flow of capital into the United States could be curtailed. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. A decrease in flow of capital into the United States could lead to a decrease in the demand for U.S. commercial real estate assets, and result in a decline in commercial real estate valuations.

After several years of improving market conditions, the recovery in the U.S. residential real estate market recently began to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes slowed and stringent mortgage lending standards reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities, ended on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve has completed the latest phase of QE and is now faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Economic Dependency
We are dependent on our advisor, STAM and our dealer manager for certain services that are essential to us, including the sale of our shares in our initial public offering; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations and leasing of our investment portfolio; and other general and administrative responsibilities. In the event that our advisor or dealer manager is unable to provide the respective services, we will be required to obtain such services from other sources.
Competitive Market Factors
The success of our investment portfolio depends, in part, on our ability to acquire and originate investments with spreads over our capital cost. In acquiring and originating these investments, we compete with other REITs that acquire or originate real estate loans, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we have. In addition, there are numerous REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
In addition, with respect to our investments in opportunistic real estate, the commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities in opportunistic real estate properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our initial public offering. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.
All of our real estate properties, other than properties acquired through foreclosure, will be subject to Phase I environmental assessments at the time they are acquired.
Segments
We have invested in an opportunistic real estate investment and originated a loan secured by a non-stabilized real estate asset. In general, we intend to hold our investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, our management views opportunistic real estate and other real estate-related assets as similar investments. Substantially all of our revenue and net income (loss) is from opportunistic real estate and other real estate-related assets, and therefore, we currently aggregate our operating segments into one reportable business segment.
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 800 Newport Center Drive, Suite 700, Newport Beach, California 92660. Our telephone number, general facsimile number and web address are (949) 417-6500, (949) 417-6501 and www.kbssorii.com, respectively.
Available Information
Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, www.kbssorii.com, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS
The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
Risks Related to an Investment in Us
If we do not raise significant proceeds in our initial public offering, we will be limited in the number and type of investments we make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific assets we acquire.
Our common stock is being offered on a “best efforts” basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of our shares. As a result, there is no assurance that we will raise significant proceeds in our initial public offering, and the amount of proceeds we raise in our initial public offering may be substantially less than the amount we would need to achieve a fully diversified portfolio of investments. If we are unable to raise substantial proceeds, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic location of investments that we make. In that case, the likelihood that any single property’s performance would adversely affect our profitability will increase. If most of our properties are located in a single geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate market in that area. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial proceeds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to pay distributions to our stockholders.
Organization and offering costs as a percentage of gross offering proceeds of our initial public offering will be higher if we raise less than the maximum offering amount.
We will reimburse our advisor, our dealer manager and their affiliates for commercially reasonable organization and offering costs they incur on our behalf. Through December 31, 2014, our advisor has incurred approximately $2.4 million in organization and offering expenses related to our initial public offering on our behalf. If we raise less than the maximum offering amount, our organizational and offering costs as a percentage of gross offering proceeds will increase from our estimate and the percentage of offering proceeds available for investment would decrease accordingly. To the extent that our other organizational and offering expenses are greater than anticipated, the amount of offering proceeds available for investment will be reduced, which may have an adverse effect on our results of operations and our ability to pay distributions to our stockholders.
Because no public trading market for our shares currently exists, it will be difficult for our investors to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to the offering price.
No public market currently exists for our shares, and we have no plans at this time to list our shares on an exchange. Our charter does not require our directors to provide our stockholders with a liquidity event by a specified date or at all. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. Further, the share redemption program includes numerous restrictions that will severely limit our stockholders' ability to sell their shares. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. With respect to any investments in Europe, we must also depend upon the performance of STAM Europe, the third party with whom our advisor has entered into a sub-advisory agreement. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of counterparties in transactions. We will also depend upon the performance of third-party loan servicers and property managers in connection with managing our investments. The more shares we sell in our initial public offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Except for investments that may be described in supplements to our prospectus, our stockholders will have no opportunity to evaluate the economic merits or the terms of our investments. Stockholders must rely entirely on the management abilities of KBS Capital Advisors, the loan servicers and property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give our stockholders’ no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. If we, through KBS Capital Advisors, are unable to find suitable investments promptly, we will hold the proceeds from our initial public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
Disruptions in the financial markets and uncertain economic conditions could continue to adversely impact the commercial mortgage market as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.
The returns available to investors generated by real estate-related investments are determined by: (i) the supply and demand for such investments; (ii) the terms we are able to negotiate for our investments; (iii) the performance of the assets underlying the investments; and (iv) the existence of a market for such investments, which includes the ability to sell or finance such investments.
During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.
The Federal Reserve has maintained an accommodative monetary policy since the beginning of the recent financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. quantitative easing (“QE”) program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In October of 2014, the Federal Reserve concluded the current phase of QE. The end of this program has shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets has driven unemployment below 6%. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was a slight improvement over 2013’s growth rate of 2.2%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. The effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014.
Recently, the U.S. dollar has greatly strengthened its role as an international safe haven currency. On January 5, 2015, the Bloomberg Dollar Spot Index, which measures the strength of the U.S. dollar against a basket of ten leading global currencies, reached an all-time high since the index was created in 2004. As a result, U.S. commercial property markets have benefitted from an inflow of foreign capital and gateway markets such as New York City and San Francisco continue to benefit from a strong demand for commercial properties. In 2014, the commercial real estate market recovery began to spread to secondary and tertiary markets and to most asset classes.  The U.S. commercial real estate market has continued to gain favor as an alternative investment class and capital flows continue to improve. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.

Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
After several years of improving market conditions, the recovery in the U.S. residential real estate market has recently begun to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes slowed and stringent mortgage lending standards have reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities terminated on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
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
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve has completed the latest phase of QE and is now faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
We have relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which could negatively impact the value of our assets.
Disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments. Lending activity only recently increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•
revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; and/or

•
revenues generated by the properties and other assets underlying our loan investments could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

All of these factors could reduce our stockholders’ return and decrease the value of an investment in us.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on an investment in our shares.
We rely upon our sponsors and the other real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the KBS-advised investors, also rely upon Messrs. Bren and Schreiber for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”) and KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) which are also externally advised by our advisor, rely upon Messrs. Bren, Hall, McMillan and Schreiber to identify potential investments and actively manage their assets. In addition, a newly formed REIT, KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) is expected to engage our advisor and to rely on the same group of real estate professionals. To the extent that our sponsors and the other real estate and debt finance professionals at our advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our initial public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the size of our initial public offering and the competition from other entities that may be better positioned to acquire the types of investments we desire to make increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.
To the extent we incur expenses in connection with the identification, evaluation, and negotiation of potential investments that we ultimately do not acquire or originate, we will have fewer funds available for investment and our stockholders’ overall return may be reduced.
Our advisor follows a tightly managed process to examine all elements of our potential investments, the objective of which is to identify suitable acquisition and origination targets that meet our investment and underwriting criteria. The pursuit of investments may pose certain risks to us. We may not be able to identify acquisition or origination candidates that fit our criteria. Even if we are able to identify such candidates, we may not be able to acquire or originate them on terms satisfactory to us. Our advisor will incur expenses on our behalf and will dedicate attention and resources associated with the evaluation and negotiation of acquisition and origination opportunities, whether or not we ultimately consummate these transactions. For example, before we make any investment, our advisor may engage third parties to perform appraisals, surveys, property condition reports, environmental site assessments and other analyses with respect to a potential investment. In addition, our advisor may incur legal and other professional costs on our behalf in connection with the negotiation of potential investments. We will be responsible for reimbursing our advisor for the third party costs associated with the pursuit of an investment target, regardless of whether we ultimately acquire or originate the investment. To the extent we incur expenses in connection with the identification, evaluation, and negotiation of potential investments that we ultimately do not acquire or originate, for whatever reason, we will have fewer funds available for investment and the overall return to our stockholders may be reduced.
Investors will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.
Except for investments that may be described in supplements to our prospectus we are not able to provide our investors with any information to assist them in evaluating the merits of any specific investments that we may make. We will seek to invest substantially all of the net proceeds from the primary offering after the payment of fees and expenses, in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. However, because our stockholders will be unable to evaluate the economic merit of assets before we invest in them, our stockholders will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors will have broad discretion in implementing policies regarding mortgagor or tenant creditworthiness and our investors will not have the opportunity to evaluate potential borrowers, tenants or managers. These factors increase the risk that an investment in us may not generate returns comparable to our competitors.

We are a newly formed company with a limited operating history which makes our future performance difficult to predict.
We are a newly formed company with a limited operating history. We were incorporated in the State of Maryland on February 6, 2013 and commenced a private placement offering in July 2013 which terminated immediately prior to commencement of our initial public offering in August 2014. As of December 31, 2014, we owned one hotel property and one first mortgage loan. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer.
We depend on KBS Capital Advisors, its affiliates and the key real estate and debt finance professionals at KBS Capital Advisors to manage our operations and our portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Our advisor depends upon the fees and other compensation that it receives from us and other KBS-sponsored public programs in connection with the origination, purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or its affiliates or our relationship with KBS Capital Advisors or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.
Our ability to implement our investment strategy is dependent, in part, upon the ability of KBS Capital Markets Group, our dealer manager, to successfully conduct our initial public offering, which makes an investment in us more speculative.
We have retained KBS Capital Markets Group, an affiliate of our advisor, to conduct our initial public offering. The success of our initial public offering, and our ability to implement our business strategy, is dependent upon the ability of KBS Capital Markets Group to build and maintain a network of broker-dealers to sell our shares to their clients. If KBS Capital Markets Group is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our initial public offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.
The return per share for later investors in our initial public offering will be reduced if we make stock distributions.
Our investment objectives include investing in assets with significant potential for long term appreciation; however, they may have limited operating cash flows. As a result, we may consider declaring a stock distribution in lieu of cash distributions, especially in the early stages of our operations before our investments have stabilized and started generating stable cash flows from operations. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Unless our assets appreciate in an amount sufficient to offset the dilutive effect of any stock distributions, the return per share for later investors purchasing our stock will be below the return per share of earlier investors.
If we pay cash distributions from sources other than our cash flow from operations, we will have less funds available for investments and stockholders' overall return may be reduced.
Our distribution policy is generally not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, we may fund distributions from any source and there are no limits to the amount of distributions that we may pay from any source, including proceeds from our initial public offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, we would look first to other third party borrowings to fund these distributions. If we fund distributions from financings, the net proceeds from our initial public offering or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments and stockholders' overall return may be reduced.

The loss of or the inability to obtain key real estate and debt finance professionals at our advisor and key employees at our dealer manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in us.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Bren, Hall, McMillan or Schreiber. Messrs. Bren, Hall, McMillan and Schreiber may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in us may decline. Furthermore, if some or all of the key real estate and debt finance professionals at KBS Capital Advisors are internalized by KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT or KBS Growth & Income REIT, KBS Capital Advisors may need to replace such professionals, or we may need to find employees or an advisor to replace the management services KBS Capital Advisors provides to us. In such event our operating performance and the return on an investment in us could suffer.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and their recovery against our independent directors if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and us may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution.
We have limited experience with European investments.
Neither we nor our advisor or any of its affiliates has substantial experience investing in real estate-related assets located in Europe. With respect to any investments in Europe, we will be largely dependent upon the acquisition and portfolio management performance of STAM Europe, the third party with whom our advisor has entered into a sub-advisory agreement. Although we expect to acquire real estate-related assets located in the United States, we may also acquire real estate assets located in Europe and may make or purchase mortgage, bridge, mezzanine or other loans made by a buyer located in Europe or secured by property located in Europe. We may not have the expertise necessary to maximize the return on our European investments.

An investment in us may be subject to additional risks if we make additional international investments.
We may purchase real estate assets located in Europe and may make or purchase mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located in Europe or secured by property located in Europe. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

•
governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	variations in currency exchange rates;

•	adverse market conditions caused by inflation or other changes in national or local economic conditions;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;

•
our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes, and value added taxes;

•	lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles);

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•	we, our sponsor and its affiliates have relatively less experience with respect to investing in real property or other investments in Europe as compared to domestic investments; and

•	legal and logistical barriers to enforcing our contractual rights.
Any of these risks could have an adverse effect on our business, results of operations and ability to pay distributions to our stockholders.
We have no target investment allocation and we may change our targeted investments without stockholder consent.
Except with respect to unimproved or non-incoming producing property, we are not limited in the percentage of net proceeds of our initial public offering that we may allocate to a specific real estate asset type. Thus, we may make all of our investments in Europe or in investments which present an increased risk of loss. In addition, we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our targeted investments described our prospectus. In particular, we may not make investments in Europe if our advisor determines that the returns associated with such investments do not justify the costs associated with such investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions.
Because the offering price in our ongoing initial public offering exceeds our net tangible book value per share, investors in our initial public offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares in our ongoing primary initial public offering at $10.00 per share, with discounts available to certain categories of purchasers. Our current primary public offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total book value of liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price in this offering as a result of (i) the substantial fees paid in connection with our initial public offering and our now terminated private offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker-dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (iii) general and administrative expenses, (iv) accumulated depreciation and amortization of real estate investments, and (v) the issuance of shares in our now-terminated private offering at a purchase price of less than $10.00.

As of December 31, 2014, our net tangible book value per share was $7.87. The offering price of shares under our initial public offering (ignoring purchase price discounts for certain categories of purchasers is $10.00 per share. To the extent we are able to raise additional proceeds in our public offering, some of the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization expenses related to our real estate investments.
Risks Related to Conflicts of Interest
KBS Capital Advisors and its affiliates, including all of our executive officers and our affiliated directors and other key real estate and debt finance professionals, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. KBS Capital Advisors and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement and the dealer manager agreement;

•
offerings of equity by us, which entitle KBS Capital Markets Group to dealer-manager fees and will likely entitle KBS Capital Advisors to increased acquisition and origination fees and asset management fees;

•	sales of investments, which entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

•
acquisitions of investments and originations of loans, which entitle KBS Capital Advisors to acquisition and origination fees based on the cost of the investment and asset management fees and, in the case of acquisitions of investments from other KBS-sponsored programs, might entitle affiliates of KBS Capital Advisors to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire investments and to originate loans, which borrowings will increase the acquisition and origination fees payable to KBS Capital Advisors;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle KBS Capital Advisors to a subordinated incentive listing fee; and

•
whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a disposition fee and/or a subordinated incentive fee and would terminate the asset management fee.

The fees our advisor receives in connection with transactions involving the acquisition or origination of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increase our stockholders’ risk of loss.
KBS Capital Advisors will face conflicts of interest relating to the origination and acquisition of investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce the overall investment return to our stockholders.
We rely on our sponsors and other key real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT are also advised or will be advised by KBS Capital Advisors and rely or will rely on our sponsors and many of the same real estate and debt finance professionals as will future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate and debt finance professionals at KBS Capital Advisors are also the key real estate and debt finance professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors in real estate and real estate-related assets. As such, the other KBS-sponsored programs that are currently raising funds for investment rely on many of the same real estate and debt finance professionals. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase any significant asset unless the advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay.

Further, existing and future KBS-sponsored programs and KBS-advised investors and Messrs. Bren, Hall, McMillan and Schreiber generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination or sale of real estate-related investments.
KBS Capital Advisors will face conflicts of interest relating to joint ventures that we may form with affiliates of KBS Capital Advisors, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by a majority of our independent directors, we may enter into joint venture agreements with other KBS-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. KBS Capital Advisors, our advisor, and KBS Realty Advisors and its affiliates, the advisors to the other KBS-sponsored programs and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate and debt finance professionals; and these persons will face conflicts of interest in determining which KBS program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the KBS-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a KBS-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The KBS-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and our investors' detriment.
KBS Capital Advisors, the real estate and debt finance professionals assembled by our advisor, their affiliates and our officers will face competing demands on their time and this may cause our operations and an investment in us to suffer.
We rely on KBS Capital Advisors and the real estate and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, for the day-to-day operation of our business. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT; Messrs. Hall, McMillan and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT; and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to KBS-advised investors in real estate and real estate-related assets. As a result of their interests in other KBS-sponsored programs, their obligations to other KBS-advised investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane will face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT, KBS Capital Advisors and other KBS-sponsored programs and other KBS-affiliated investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of an investment in us, may decline.

All of our executive officers and our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors in real estate and real estate-related assets and through KBS Capital Advisors and its affiliates these persons serve or will serve as the advisor to KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT, and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Because other real estate programs offered through our dealer manager are conducting offerings concurrently with our offering, our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
Our dealer manager, KBS Capital Markets Group, also acts as the dealer manager for the public offering of KBS REIT III. KBS REIT III will be raising capital in its initial public offering concurrently with our initial public offering. In addition, future KBS-sponsored programs may seek to raise capital through public offerings conducted concurrently with our offering. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

Our board of directors’ loyalties to KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
Four of our directors, including two of our independent directors, Messrs. Meyer and Petak, are also directors of KBS Strategic Opportunity REIT. One of our affiliated directors is also a director of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT. Mr. Meyer, one of our independent directors, is also a director of KBS Legacy Partners Apartment REIT. The loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, or possibly on the board of directors of future KBS-sponsored programs, may influence the judgment of our board when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•
The conflicts committee of our board must evaluate the performance of KBS Capital Advisors with respect to whether KBS Capital Advisors is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other KBS-sponsored programs or if our advisor is giving preferential treatment to other KBS-sponsored programs in this regard, our conflicts committee may not be well suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.

•
We could enter into transactions with other KBS-sponsored programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle KBS Capital Advisors or its affiliates to fees and other compensation from both parties to the transaction. For example, acquisitions from other KBS-sponsored programs might entitle KBS Capital Advisors or its affiliates to disposition fees and possible subordinated incentive fees in connection with its services for the seller in addition to acquisition or origination fees and other fees that we might pay to KBS Capital Advisors in connection with such transaction. Similarly, property sales to other KBS-sponsored programs might entitle KBS Capital Advisors or its affiliates to acquisition or origination fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to KBS Capital Advisors in connection with such transaction. Decisions of our board and the conflicts committee regarding the terms of those transactions may be influenced by our board’s and the conflicts committee’s loyalties to such other KBS-sponsored programs.

•
A decision of our board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with an offering of other KBS-sponsored programs.

•	A decision of our board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.

•
A decision of our board or the conflicts committee regarding whether and when we seek to list our shares of common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade.

Risks Related to This Offering and Our Corporate Structure
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.
Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that we and our Operating Partnership are not required to register as an investment company based on the following analysis. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.
We believe that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.
If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholder's face.
Because our charter does not require our listing or liquidation by a specified date, or at all, investors should only purchase our shares as a long-term investment and be prepared to hold them for an indefinite period of time.
We may seek to list our shares of common stock if our independent directors believe listing would be in the best interests of our stockholders. If we do not list our shares of common stock on a national securities exchange within ten years from commencement of our initial public offering, our charter requires that we either seek stockholder approval of the liquidation of the company; or postpone the decision of whether to liquidate the company, if a majority of the conflicts committee determines that liquidation is not then in the best interests of the stockholders. If a majority of the conflicts committee does determine that liquidation is not then in the best interests of our stockholders, our charter requires that the conflicts committee revisit the issue of liquidation at least annually. Further postponement of listing or stockholder action regarding liquidation would only be permitted if a majority of the conflicts committee again determined that liquidation would not be in the best interest of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate and would not require the conflicts committee to revisit the issue of liquidation, and we could continue to operate as before. Because our charter does not require our listing or liquidation by a specified date, or at all, investors should only purchase our shares as a long-term investment and be prepared to hold them for an indefinite period of time.

Stockholders may not be able to sell their shares under our share redemption program and, if they are able to sell their shares under the program, they may not be able to recover the full amount of their investment in our shares.
Our share redemption program includes numerous restrictions that limit stockholders' ability to sell their shares. Stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. In particular, the limitation on redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year will significantly limit stockholders' ability to have their shares redeemed pursuant to our share redemption program because we expect our initial distributions will be in the form of stock distributions and possibly cash distributions that will be declared when our board of directors determines we have sufficient cash flow or appreciation in asset values. Particularly during our offering stage, we do not expect to have significant cash flow to pay cash distributions, which would in turn severely limit redemptions during the next calendar year. Our board is free to amend, suspend or terminate the share redemption program upon 30 days’ notice, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. Unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence, and until such time as we establish an estimated net asset value (“NAV”) per share for a purpose other than to set the price to acquire a share in a primary public offering, the prices at which we will redeem shares are as follows:

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
Once we establish an estimated NAV per share of our common stock for a purpose other than to set the price to acquire a share in a primary public offering, and unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetency, the price at which we will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of our most recent estimated NAV per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of our most recent estimated NAV per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of our most recent estimated NAV per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of our most recent estimated NAV per share as of the applicable redemption date.
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

In March 2009, in order to preserve capital and value for all stockholders during the economic crisis, KBS REIT I amended its share redemption program to limit redemptions (other than redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence) during any calendar year to the amount of the net proceeds from the sale of shares under its dividend reinvestment plan from the prior calendar year less amounts KBS REIT I deemed necessary from such proceeds to fund current and future funding obligations and needs of the company. Pursuant to this limitation, KBS REIT I suspended ordinary redemptions for the remainder of 2009 and from 2010 through March 2012. KBS REIT I provided notice of this amendment in its Annual Report on Form 10-K filed on March 27, 2009, and the amendment was effective upon 30 days’ notice. The amendment became effective before the April 30, 2009 redemption date. As a result, investors did not have a final opportunity to submit redemptions. In March 2012, KBS REIT I amended and restated its share redemption program to provide only for redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence (each as defined in the share redemption program). These redemptions will be limited to an annual amount determined by KBS REIT I’s board of directors which may be reviewed and adjusted from time to time during the year.
On January 24, 2014, in consideration of the cash requirements necessary to effectively manage KBS Legacy Partners Apartment REIT’s assets, KBS Legacy Partners Apartment REIT amended and restated its share redemption program to limit redemptions to $2.0 million of shares in the aggregate during any calendar year. Additionally, during any calendar year, once KBS Legacy Partners Apartment REIT has redeemed $1.5 million of shares under its share redemption program, including redemptions in connection with a stockholder’s death, qualifying disability or determination of incompetence, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence. KBS Legacy Partners Apartment REIT provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on January 28, 2014 and the amended and restated share redemption program became effective for redemptions under the program on or after February 27, 2014. Because of these limitations in the dollar value of shares that may be redeemed under its share redemption program, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions, other than special redemptions, for 2014 in August 2014.
On May 15, 2014, KBS REIT II amended and restated its share redemption program to provide only for redemptions in connection with a stockholder’s death, qualifying disability or determination of incompetence. These redemptions are limited to an annual amount determined by KBS REIT II’s board of directors which may be reviewed and adjusted from time to time during the year. KBS REIT II provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on May 19, 2014 and its amended and restated share redemption program became effective for redemptions under the program on June 18, 2014.
We expect to establish an estimated NAV per share no later than 150 days after the second anniversary of the date in which we broke escrow in our initial public offering. The restrictions of our share redemption program will severely limit stockholders' ability to sell their shares should they require liquidity and will limit their ability to recover the value invested in us.
The offering price of our shares was not established in reliance on a valuation of our assets and liabilities; the actual value of an investment in our shares may be substantially less than the purchase price. We may use the most recent price paid to acquire a share in our offering, or a value derived from such offering price, as the estimated value of our shares until we provide an estimated NAV based on an appraised value of our assets. Even when we begin to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any valuation (independent or otherwise), the offering price is likely to be higher than the proceeds investors would receive upon liquidation or a resale of their shares if they were to be listed on an exchange or actively traded by broker-dealers, especially in light of the upfront fees that we pay in connection with the issuance of our shares.
To assist FINRA members and their associated persons that participate in our initial public offering of common stock in meeting their customer account statement reporting obligations pursuant to applicable FINRA and NASD Conduct Rules, we will disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the estimated valuation. Until no later than April 11, 2016, when certain amendments to the FINRA and NASD Conduct Rules take effect, we intend to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our shares.

No later than April 11, 2016, how we report our estimated value per share will change. Initially we will report the net investment amount of our shares, which will be based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table. This estimated per share value will be accompanied by any disclosures required under the FINRA and NASD Conduct Rules. No later than 150 days after the second anniversary of the date on which we broke escrow in our initial public offering, we will provide an estimated NAV per share. This appraised value will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service and will comply with the Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the Investment Program Association in April 2013 (the “IPA Valuation Guidelines”). Once we announce an estimated NAV per share we generally expect to update the estimated NAV per share in December of each year.
Until we report an estimated NAV, the initial reported values based on the offering price and the offering price as adjusted for selling commission, the dealer manager fee, and additional underwriting compensation and our organization and offering expenses will likely differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of our company because (i) there is no public trading market for the shares at this time; (ii) when based solely on the offering price, the primary offering price includes the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the estimated value will not reflect, and will not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets; (iv) the estimated value will not take into account how market fluctuations affect the value of our investments; and (v) the estimated value will not take into account how developments related to individual assets may increase or decrease the value of our portfolio.
When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, we will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares (c) whether the redemptions are sought upon a stockholder's death, qualifying disability or determination of incompetence and (d) whether we have established an estimated value per share of our common stock. Currently, the maximum price that may be paid under the program is $10.00 per share, which is the offering price of our shares of common stock in our initial public offering (ignoring purchase price discounts for certain categories of purchasers). Although this value represents the most recent price at which most investors are willing to purchase shares in our initial public offering, this value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Because the dealer manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face as a stockholder.
Our dealer manager, KBS Capital Markets Group, is one of our affiliates. Because KBS Capital Markets Group is an affiliate, its due diligence review and investigation of us and the prospectus cannot be considered to be an independent review. Therefore, stockholders do not have the benefit of an independent review and investigation of our initial public offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Stockholders' interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Potential investors in our initial public offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After the purchase in our initial public offering, our board may elect to (i) sell additional shares in this or future public offerings, including through the dividend reinvestment plan, (ii) issue equity interests in private offerings, (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after a purchase in our initial public offering, whether in a primary offering, the dividend reinvestment plan or otherwise, the percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Investors in this offering may experience dilution of their investment in us because of the private offering we conducted prior to this offering.
Immediately prior to commencement of this offering, we conducted a private offering of shares of our common stock to accredited investors pursuant to a confidential private placement memorandum. Shares of our common stock were sold in the private offering at an initial price of $9.20, with discounts available to certain categories of purchasers. On August 7, 2014, the offering price increased to $9.40 as the private offering had raised $25 million in gross offering proceeds. We ceased offering shares in the Private Offering on August 11, 2014. In addition, organization and offering expenses in the private offering are not subject to a cap and through December 31, 2014, in connection with the private offering, our advisor and its affiliates had incurred offering expenses on our behalf of approximately $956,834, all of which have been reimbursed with proceeds from the now terminated private offering. To the extent we do not make investments that appreciate in value sufficient to offset the dilutive effect of the prior sale of shares at a price less than $10 and the incurrence of significant organization and offering expenses in the private offering, the value per share for investors purchasing our stock in this offering will be below the value per share of earlier investors.
Payment of fees to KBS Capital Advisors and its affiliates will reduce cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of an investment in our shares.
KBS Capital Advisors and its affiliates will perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of an investment in us and will reduce the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased, subject to approval by our conflicts committee and the other limitations in our advisory agreement and charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our initial public offering, and assuming a $10.00 purchase price for shares sold in the primary offering and no shares are reallocated from our dividend reinvestment plan to our primary offering, we estimate that we will use 82.75% to 87.06% of the gross proceeds from the primary offering, or between $8.28 and $8.71 per share for investments.
These fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our initial public offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
Failure to procure adequate capital and funding would negatively impact our results and may, in turn, negatively affect our ability to make distributions to our stockholders.
We will depend upon the availability of adequate funding and capital for our operations. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income could reduce our liquidity and our ability to make distributions to our stockholders. We can make no assurances that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on our ability to make distributions.

Stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our four sponsors, through their ownership interest in KBS Capital Advisors, have only invested $200,000 in us through the purchase of 21,739 shares of our common stock at $9.20 per share. In addition, Messrs. Hall and McMillan, through their ownership interest in Willowbrook Capital Group LLC have invested $2,000,000 in us through the purchase of 240,211 shares of our common stock at $8.33 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for our significant organization and offering expenses, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
Although we will not currently be afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.
Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offering stockholder must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, all tendering stockholders will have the ability to rescind the tender of their shares. In addition, the noncomplying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for their shares in such a transaction.

Risks Related to Our Investments
Our investments will be subject to the risks typically associated with real estate.
We have invested in one hotel property and first mortgage loan and intend to invest in a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments, including direct investments in opportunistic real estate. Each of these investments will be subject to the risks typically associated with real estate. Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties; and

•	the potential for uninsured or underinsured property losses.
The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the ability of our borrowers to pay their loans and our tenants to pay their rent, as well as on the value that we can realize from other real estate-related assets we originate, own or acquire.
We are dependent on the third-party manager of the hotels we acquire.
We currently own one hotel property in Myrtle Beach, South Carolina. In order to qualify as a REIT, we are not able to operate any hotel properties or participate in the decisions affecting the daily operations of our hotels. We will lease any hotels we acquire to a taxable REIT subsidiary (“TRS”) in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.
We depend on these independent management companies to adequately operate our hotels as provided in the management agreements. We will not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace our management company, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotel.

We may have to make significant capital expenditures to maintain any hotels we acquire.
Hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. Generally, we will be responsible for the costs of these capital improvements, which gives rise to the following risks:

•	cost overruns and delays;

•	renovations can be disruptive to operations and can displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;

•	the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

•	the risk that the return on our investment in these capital improvements will not be what we expect.
If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to obtain financing or use proceeds from our initial public offering to fund future capital improvements.
General economic conditions and discretionary consumer spending may affect the hotels we acquire and lower the return on our stockholders' investment.
The operations of our hotels will depend upon a number of factors relating to discretionary consumer spending. Unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects as a result of terrorist attacks, military activity or natural disasters could reduce consumer spending in the markets in which we own hotels and adversely affect the operation of any hotels we acquire. Consumer spending on luxury goods, travel and other leisure may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on luxury goods, travel and other leisure activities. Hotels we acquire may be unable to maintain their profitability during periods of adverse economic conditions or low consumer confidence, which could in turn affect the ability of operators to make scheduled rent payments to us.
Seasonal revenue variations in any hotels we acquire will require the operators of such assets to manage cash flow properly over time to meet their non-seasonal scheduled rent payments to us.
Certain of the hotels we acquire may be seasonal in nature. For example, the typical beach season begins in early May and runs through August, during which time beach resorts generate the vast majority of their annual revenues. Revenues and profits at beach resorts and their related properties are substantially lower and historically result in losses during the winter months due to the weather. As a result of the seasonal nature of certain industries that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. The failure of an operator or a tenant to manage its cash flow properly may result in such operator or tenant having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available for distribution to stockholders.
Adverse weather conditions may affect operations of the hotels we acquire or reduce our operators’ ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.
Adverse weather conditions may influence revenues at the hotels we acquire. These adverse weather conditions include hurricanes, tropical storms, high winds, heat waves, excessive rain and floods. For example, adverse weather could reduce the number of people that visit hotels we acquire. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Poor weather conditions could also disrupt operations at hotels we acquire and may adversely affect both the value of our investment in a hotel and the ability of our tenants and operators to make their scheduled rent payments to us.
We may not have control over properties under construction.
We may acquire hotels under development, as well as hotels that require extensive renovation. If we acquire a hotel for development or renovation, we may be subject to the risk that we cannot control construction costs and the timing of completion of construction or a developer’s ability to build in conformity with plans, specifications and timetables.

We are subject to the risk of increased hotel operating expenses.
We are subject to the risk of increased hotel operating expenses, including, but not limited to, the following cost elements:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	employee liabilities;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.
Any increases in one or more of these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.
We are subject to the risk of potentially significant tax penalties in case our leases with our TRS do not qualify for tax purposes as arm’s length.
Any TRSs we form will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and any of our TRSs were deemed by the IRS to not reflect arm’s length transactions for tax purposes, we may be subject to severe tax penalties as the lessor that will increase our lodging operating expenses and adversely impact our profitability and cash flows.
There may be operational limitations associated with management and franchise agreements affecting any hotels we acquire and these limitations may prevent us from using these properties to their best advantage for our stockholders.
Our TRSs will lease and hold some of the hotels we acquire and may enter into franchise or license agreements with nationally recognized hotel brands. These franchise agreements may contain specific standards for, and restrictions and limitations on, the operation and maintenance of any hotels we acquire in order to maintain uniformity within the franchiser system. We expect that franchisors will periodically inspect our properties to ensure that we maintain their standards. We do not know whether those limitations may restrict our business plans tailored to each property and to each market.
The standards are subject to change over time, in some cases at the direction of the franchisor, and may restrict our TRS’ ability, as franchisee, to make improvements or modifications to a property without the consent of the franchisor. Conversely, as a condition to the maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. Action or inaction on our part or by our TRS could result in a breach of those standards or other terms and conditions of the franchise agreements and could result in the loss or termination of a franchise license.
In connection with terminating or changing the franchise affiliation of a property, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the property covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and cash flows, including our ability to service debt and make distributions to our stockholders.
Any investments in real estate-related loans and real estate-related debt securities in distressed debt will involve more risk than in performing debt.
Distressed debt may include sub- and non-performing real estate loans acquired from financial institutions and performing loans acquired from distressed sellers.
Traditional performance metrics of real estate-related loans are generally not meaningful for non-performing real estate-related loans. Similarly, non-performing loans do not have a consistent stream of loan servicing or interest payments to provide a useful measure of revenue. In addition, for non-performing loans, often there is no expectation that the face amount of the note will be paid in full. Appraisals may provide a sense of the value of the investment, but any appraisal of the property or underlying property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. Properties securing non-performing loan investments are typically non-stabilized or otherwise not performing optimally. An appraisal of such a property involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.

In addition, we may pursue more than one strategy to create value in a non-performing loan. These strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and foreclosing on the collateral securing the loan.
The factors described above make it challenging to evaluate non-performing loans and make investments in such loans riskier than investments in performing debt.
Our opportunistic property-acquisition strategy involves a higher risk of loss than would a strategy of investing in other properties.
We expect that our portfolio will consist of direct investments in opportunistic real estate, excluding real property that we take title to (i) as part of a portfolio of debt investments, (ii) through a loan workout, foreclosure or similar circumstances or (iii) through convertible debt investments. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties. These properties may include, but are not limited to, office, industrial and retail properties, hospitality properties and undeveloped residential lots.
Traditional performance metrics of real estate assets may not be meaningful for opportunistic real estate. Non-stabilized properties, for example, do not have stabilized occupancy rates to provide a useful measure of revenue. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. Further, an appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.
In addition, we may pursue more than one strategy to create value in an opportunistic real estate investment. These strategies may include development, redevelopment, or lease-up of such property. Our ability to generate a return on these investments will depend on numerous factors, some or all of which may be out of our control, such as (i) our ability to correctly price an asset that is not generating an optimal level of revenue or otherwise performing under its potential, (ii) our ability to choose and execute on a successful value-creating strategy, (iii) our ability to avoid delays, regulatory hurdles, and other potential impediments, (iv) local market conditions, and (v) competition for similar properties in the same market. The factors described above make it challenging to evaluate opportunistic real estate investments and make investments in such properties riskier than investments in other properties.
The mortgage loans in which we invest and the mortgage loans underlying the mortgage securities in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.
Commercial real estate loans are secured by multifamily or commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances. We intend to invest in commercial mortgage loans directly and through CMBS.
Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. Though we do not intend to invest directly in residential mortgage loans, we may invest in pools of residential mortgage loans or residential mortgage-backed securities (“RMBS”).

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial real estate loans and RMBS evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the residential and commercial mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans.
The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.
The mezzanine loans which we may originate or in which we may invest would involve greater risks of loss than senior loans secured by the same properties.
We may originate or invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.
Bridge loans may involve a greater risk of loss than conventional mortgage loans.
We may provide bridge loans secured by first-lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.
In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and of our common stock may be adversely affected.
Investment in non-conforming and non-investment grade loans may involve increased risk of loss.
Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, non-conforming and non-investment grade loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.

Our investments in subordinated loans and subordinated residential and commercial mortgage-backed securities may be subject to losses.
We intend to acquire or originate subordinated loans and invest in subordinated residential and commercial mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related residential and commercial mortgage-backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.
Construction loans involve a high risk of loss if we are unsuccessful in raising the unfunded portion of the loan or if a borrower otherwise fails to complete the construction of a project. Land loans and pre-development loans involve similarly high risks of loss if construction financing cannot be obtained.
We may invest in construction loans. If we are unsuccessful in raising the unfunded portion of a construction loan, there could be adverse consequences associated with the loan, including a loss of the value of the property securing the loan if the construction is not completed and the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. Further, other non-cash flowing assets such as land loans and pre-development loans may fail to qualify for construction financing and may need to be liquidated based on the “as-is” value as opposed to a valuation based on the ability to construct certain real property improvements. The occurrence of such events may have a negative impact on our results of operations. Other loan types may also include unfunded future obligations that could present similar risks.
Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially and adversely affect our investment.
The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and the possibility of construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment.
Investments that are not United States government insured involve risk of loss.
We may originate and acquire uninsured loans and assets as part of our investment strategy. Such loans and assets may include mortgage loans, mezzanine loans and bridge loans. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under loans, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. To the extent we suffer such losses with respect to our investments in such loans, the value of our company and the price of our common stock may be adversely affected.

The residential and commercial mortgage-backed securities in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
The value of residential and commercial mortgage-backed securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Residential and commercial mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate residential and commercial mortgage-backed securities are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate residential and commercial mortgage-backed securities will not be fully paid. Subordinate residential and commercial mortgage-backed securities are also subject to greater credit risk than those residential and commercial mortgage-backed securities that are more highly rated.
We may invest in RMBS backed by non-prime or sub-prime residential mortgage loans that are subject to higher delinquency, foreclosure and loss rates than prime residential mortgage loans, which could result in losses to us.
Non-prime and sub-prime residential mortgage loans are made to borrowers who have poor or limited credit histories and as a result they do not qualify for traditional mortgage products. Because of the poor, or lack of, credit history, non-prime and sub-prime borrowers have materially higher rates of delinquency, foreclosure and loss compared to prime credit quality borrowers. There is limited history with respect to the performance of RMBS over multiple economic cycles. Investments in RMBS backed by sub-prime or non-prime residential mortgage loans have higher risk than investments in RMBS backed by prime residential mortgage loans. We may realize credit losses if we invest in RMBS backed by sub-prime and non-prime residential mortgage loans because such RMBS are subject to all of the risks of the underlying sub-prime and non-prime residential mortgage loans.
We may invest in non-agency RMBS and RMBS backed by non-conforming residential mortgage loans.
We may invest in non-agency RMBS. Agency-backed securities include RMBS that represent the entire ownership interest in pools of residential mortgage loans secured by residential real property and are guaranteed as to principal and interest by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, by the U.S. government. Non-agency RMBS are not guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae, or the U.S. government; rather, their ratings are assigned by nationally recognized rating agencies such as Moody’s and Standard & Poor’s. Non-agency RMBS have a higher risk of loss than agency RMBS. We may realize credit losses on our investment in non-agency RMBS.
We may also invest in RMBS backed by non-conforming residential mortgage loans. We expect that the residential mortgage loans will be non-conforming due to non-credit factors including, but not limited to, the fact that the (i) mortgage loan amounts exceed the maximum amount for such mortgage loan to qualify as a conforming mortgage loan, and (ii) underwriting documentation for the mortgage loan does not meet the criteria for qualification as a conforming mortgage loan. Non-conforming residential mortgage loans may have higher risk of delinquency and foreclosure and losses than conforming mortgage loans. We may realize credit losses on our investment in RMBS backed by non-conforming residential mortgage loans.
The types of structured debt securities and real estate-related loans in which we may invest have caused large financial losses for many investors and we can give no assurances that our investments in such securities will be successful.
We may invest in residential and commercial mortgage-backed securities, collateralized debt obligations and other structured debt securities as well as real estate-related loans. Many of these types of investments have become illiquid and considerably less valuable over the past three years. This reduced liquidity and decrease in value caused financial hardship for many investors in these assets. Many investors did not fully appreciate the risks of such investments. We can give our stockholders no assurances that our investments in these assets will be successful.
Changes in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.
We may invest in fixed-rate residential and commercial mortgage-backed securities and other fixed-rate debt investments. Under a normal yield curve, an investment in these instruments will decline in value if long-term interest rates increase. We will also invest in floating-rate debt investments, for which decreases in interest rates will have a negative effect on value and interest income. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

Prepayments can adversely affect the yields on our investments.
In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans may reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our RMBS portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.
The yield of our other assets may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of any prepayments we receive in assets with at least an equivalent yield, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.
If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.
We will price our assets based on our assumptions about future credit spreads for financing of those assets. We expect to obtain longer-term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, our income may be reduced or we may suffer losses.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging products may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset losses due to fluctuations in interest rates is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.
The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
There can be no assurance that the direct or indirect effects of the Dodd-Frank Act and other applicable non-U.S. regulations will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, subject to an exception under the Dodd-Frank Act for end-users of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
Our investments in debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in our prospectus. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments also discussed in our prospectus. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the senior claims of banks and other lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.
We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rates exposure.
We may purchase real estate-related securities denominated in foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency.  Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar.  As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets.  These changes may adversely affect our status as a REIT.  Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our investments.
Certain countries have in the past experienced extremely high rates of inflation.  Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future.  The introduction of governmental policies to curb inflation can have an adverse effect on our business.  High inflation in the countries where we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs on to our tenants.
Concerns regarding the European debt crisis and market perceptions concerning the instability of the euro could adversely affect our business, results of operations and financing.
Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of any euro-denominated assets and obligations we may acquire.
Our dependence on the management of other entities in which we invest may adversely affect our business.
We will not control the management, investment decisions or operations of the companies in which we may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.
Many of our investments will be illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.
Certain of the securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Some of the residential and commercial mortgage-backed securities that we may purchase may be traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.
Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
A substantial portion of our investments in securities may be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.
Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
Market values of our investments may decline for a number of reasons, such as changes in prevailing interest rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
Some of our investments will be carried at an estimated fair value and we will be required to disclose the fair value of other investments quarterly. The estimated fair value will be determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. In addition, we must disclose the fair value of our investments in loans each quarter. Such estimates are inherently uncertain. The fair value of securities and other investments, including loans that have limited liquidity or are not publicly traded, may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Competition with third parties in acquiring and originating investments may reduce our profitability and the return on our stockholders' investment.
We have significant competition with respect to our acquisition and origination of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on more generous terms than our competitors, our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, stockholders may experience a lower return on their investment.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our stockholders’ overall return.
We may enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•
that disputes between us and our co-venturer or partner in an investment could result in litigation, thereby increasing our expenses and preventing our executive officers and directors from focusing available time and effort on our ongoing business operations.

Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.
Before making a loan to a borrower or acquiring debt or equity securities of a company, we will assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.
We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.
The success of our investments in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.
Delays in liquidating defaulted mortgage loans could reduce our investment returns.
If we make or invest in mortgage loans and there are defaults under those mortgage loans, we may not be able to repossess and sell the underlying properties quickly. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may receive from an investment. These factors could reduce the value of our investment in the defaulted mortgage loans.
Delays in restructuring or liquidating non-performing debt-related securities could reduce the return on our stockholders' investment.
Debt-related securities may become non-performing after acquisition for a wide variety of reasons. Such non-performing debt-related investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such debt-related security, the borrower under the security may not be able to negotiate replacement “takeout” financing to repay the principal amount of the securities owed to us. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive as discussed above.
If we foreclose on the collateral that will secure our investments in loans receivable, we may incur significant liabilities for deferred repairs and maintenance, property taxes and other expenses, which would reduce cash available for distribution to stockholders.
Some of the properties we may acquire in foreclosure proceedings may face competition from newer, more updated properties. In addition, the overall condition of these properties may have been neglected prior to the time we would foreclose on them. In order to remain competitive, increase occupancy at these properties and/or make them more attractive to potential tenants and purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. Also, if we acquire properties through foreclosure, we will be responsible for property taxes and other expenses which will require more capital resources than if we held a secured interest in these properties. To the extent we have to make significant capital expenditures with respect to these properties, we will have less cash available to fund distributions and investor returns may be reduced.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties.
A property may incur vacancies either by the expiration of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to our stockholders. In addition, because a property’s market value depends principally upon the value of the leases associated with that property, the resale value of a property with high or prolonged vacancies could suffer, which could further reduce our returns. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment.

We depend on tenants for revenue, and lease defaults or terminations could reduce our net income and limit our ability to make distributions to our stockholders.
The success of our real estate investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and could require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property.
If a tenant defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to our stockholders.
Our inability to sell a property at the time and on the terms we want could limit our ability to pay cash distributions to our stockholders.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our shares.
If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the distributions available to our stockholders.
In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory note or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed.
Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.
From time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
If the properties related to our investments are concentrated by type or geographic area, then we will be exposed to increased risk with respect to those property types or that geographic area.
Our investments may at times be concentrated in certain property types that are subject to a higher risk of foreclosure. In addition, our investments may be secured by properties concentrated in a limited number of geographic locations. Adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of the properties underlying our investments. A material decline in demand or the ability of tenants to pay rent or of a buyer to consummate a purchase in these geographic areas may result in a material decline in our cash available for distribution.

Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.
Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Activities of our tenants, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of our shares.
The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.
Costs associated with complying with the Americans with Disabilities Act may decrease cash available for distribution.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distribution to our stockholders.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flow from operations and the return on our stockholders’ investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our shares. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. KBS-sponsored programs and KBS-advised investors have historically owned properties in major metropolitan areas. We expect that we will also invest in such markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.
Risks Related to Our Financing Strategy
We expect to use leverage in connection with our investments, which increases the risk of loss associated with our investments.
We expect to finance the acquisition and origination of a portion of our investments with mortgages, warehouse lines of credit, repurchase agreements, various types of securitizations and other borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy will depend on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Short-term borrowing through repurchase agreements, bank credit facilities and warehouse facilities may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
We may not be able to acquire eligible investments for a collateralized debt obligation or CDO issuance or may not be able to issue CDO securities on attractive terms, either of which may require us to seek more costly financing for our investments or to liquidate assets.

We may use short-term financing arrangements to finance the acquisition of instruments until a sufficient quantity is accumulated, at which time we may refinance these lines through a securitization, such as a CDO issuance, or other long-term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our short-term financing is available, a sufficient amount of eligible assets to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we have accumulated a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may be required to seek other forms of potentially less attractive financing or liquidate the assets. In addition, while we generally will retain the equity component, or below investment grade component, of such CDOs and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into securitization transactions will increase our overall exposure to risks associated with ownership of such investments, including the risk of default under warehouse facilities, bank credit facilities and repurchase agreements discussed above.
The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.
We expect that the terms of CDOs we may issue will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as “over-collateralization.” We anticipate that the CDO terms will provide that, if certain delinquencies and/or losses exceed specified levels, which we will establish based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted had losses or delinquencies not exceeded those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure our stockholders that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure our stockholders of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.
We may be required to repurchase loans that we have sold or to indemnify holders of CDOs we issue.
If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs) or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to be carried on our books, and our ability to borrow against such assets may be limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.
High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of real properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing KBS Capital Advisors as our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets would not change, which would adversely affect our profitability.
Our operating results will depend in large part on differences between the income from our assets, net of credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of an investment in us.
Although we expect that once we have fully invested the proceeds of our initial public offering, our debt financing and other liabilities will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), our debt financing and other liabilities may exceed this level during our offering stage. Our charter limits our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), however, we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
DLA Piper LLP (US) has rendered an opinion to us that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code for our taxable year ending December 31, 2014 and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ending December 31, 2014. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. DLA Piper LLP (US) will not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents the legal judgment of DLA Piper LLP (US) based on the law in effect as of the date of the opinion. The opinion of DLA Piper LLP (US) will not be binding on the Internal Revenue Service or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.
We expect to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2014. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
Stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If a stockholder participates in our dividend reinvestment plan, he or she will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless a stockholder is a tax-exempt entity, a stockholder may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as "foreclosure property," we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

Our investments in debt instruments may cause us to recognize taxable income for which cash has not been received for federal income tax purposes even though no cash payments have been received on the debt instruments.
It is expected that we may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. We may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value.
In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.

In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate residential and commercial mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
As a result of these factors, there is a significant risk that we may recognize substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this taxable income for which cash has not been received is recognized.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimus exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations or financing arrangements.
We may be deemed to be ourselves or make investments in entities that own or are themselves deemed to be taxable mortgage pools. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership.
Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and (i) those borrowings are secured by mortgages or residential or commercial mortgage-backed securities and (ii) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or residential or commercial mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, provided we own 100% of such entity, but a portion of the taxable income we recognize may be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

•
be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•
be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the Internal Revenue Service will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the income and/or asset tests.
If certain sale-leaseback transactions are not characterized by the Internal Revenue Service as “true leases,” we may be subject to adverse tax consequences.
We may purchase investments in properties and lease them back to the sellers of these properties. If the Internal Revenue Service does not characterize these leases as “true leases,” we would be not treated as receiving rents from real property with regard to such leases which could affect our ability to satisfy the REIT gross income tests.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to qualify as a REIT for each taxable year after 2014, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
The Internal Revenue Service may challenge our characterization of certain income from offshore taxable REIT subsidiaries.
We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the Internal Revenue Service will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.
If our CDO issuers that are taxable REIT subsidiaries are subject to federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and to pay their creditors.
There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that any of our CDO issuers that are taxable REIT subsidiaries will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the Internal Revenue Service were to succeed in challenging that tax treatment, it could greatly reduce the amount that those CDO issuers would have available to distribute to us and to pay to their creditors.
Non-U.S. income or other taxes, and a requirement to withhold any non-U.S. taxes, may apply, and, if so, the amount of net cash from operations payable to our stockholders will be reduced.
We intend to acquire real property located outside the U.S. and may invest in stock or other securities of entities owning real property located outside the U.S. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, our stockholders will not be eligible to claim a tax credit on their U.S. federal income tax returns to offset the income taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to our stockholders. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to our stockholders. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the U.S. Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to our stockholders. Investors are urged to consult with their own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

Our foreign investments will be subject to changes in foreign tax or other laws, as well as to changes in U.S. tax laws, and such changes could negatively impact our returns from any particular investment.
We may make investments in real estate located outside of the United States. Such investments will typically be structured to minimize non-U.S. taxes, and generally include the use of holding companies. Our ownership, operation and disposition strategy with respect to non-U.S. investments will take into account foreign tax considerations. For example, it is typically advantageous from a tax perspective in non-U.S. jurisdictions to sell interests in a holding company that owns real estate rather than the real estate itself. Buyers of such entities, however, will often discount their purchase price by evaluating any inherent risks or expected tax liability in such entity. Additionally, the pool of buyers for interests in such holding companies is typically more limited than buyers of direct interests in real estate, and we may be forced to dispose of real estate directly, thus potentially incurring higher foreign taxes and negatively affecting the return on the investment.
We will also capitalize our holding companies with debt and equity to reduce foreign income and withholding taxes as appropriate and with consultation with local counsel in each jurisdiction. Such capitalization structures are complex and potentially subject to challenge by foreign and domestic taxing authorities.
We may use certain holding structures for our non-U.S. investments to accommodate the needs of one class of investors which reduce the after-tax returns to other classes of investors. For example, if we interpose an entity treated as a corporation for United States tax purposes in our chain of ownership with respect to any particular investment, U.S. tax-exempt investors will generally benefit as such investment will no longer generate unrelated business taxable income. However, if a corporate entity is interposed in a non-U.S. investment holding structure, this would prevent individual investors from claiming a foreign tax credit for any non-U.S. income taxes incurred by the corporate entity or its subsidiaries.
Foreign investments are subject to changes in foreign tax or other laws. Any such law changes may require us to modify or abandon a particular holding structure. Such changes may also lead to higher tax rates on our foreign investments than we anticipated, regardless of structuring modifications. Additionally, U.S. tax laws with respect to foreign investments are subject to change, and such changes could negatively impact our returns from any particular investment.
We may be subject to adverse legislative or regulatory tax changes.
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.
Dividends payable by REITs do not qualify for the reduced tax rates.
The maximum tax rate for dividends payable to certain shareholders who are domestic individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an IRA) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
With respect to the annual valuation requirements described above, we will provide an estimated value for our stock annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2014, we, through a joint venture between our indirect wholly owned subsidiary and an unaffiliated joint venture partner, owned a 30-acre property, containing a 491-room hotel, a 36,000 square foot conference center, a 187-unit recreational vehicle campground and a 1,060-foot pier located at 3200 S. Ocean Boulevard, Myrtle Beach, South Carolina (“Springmaid Beach Resort”). We own a 90% equity interest in the joint venture that owns Springmaid Beach Resort.
The purchase price of the Springmaid Beach Resort was $40.1 million plus closing costs which was funded with proceeds from the joint venture and a mortgage loan secured by the Springmaid Beach Resort in an amount of up to $38.0 million, of which $26.0 million has been funded as of December 31, 2014. We expect to make significant renovations or improvements to the Springmaid Beach Resort and currently estimate these renovation and improvements to cost approximately $17.5 million.

We have entered a lease agreement for the hotel portion of the Springmaid Beach Resort, which includes the resort and conference center, with a joint venture (“Springmaid Operations JV”) between our indirect wholly owned subsidiary which we have elected to treat as a taxable REIT subsidiary (“TRS”) and the joint venture partner. In addition, the Springmaid Operations JV has entered a management agreement with Doubletree Management LLC, an independent third-party hotel operator (the “Operator”) pursuant to which the Operator will manage and operate the Springmaid Beach Resort and the hotel will be branded a DoubleTree by Hilton on or before September 30, 2016, subject to the completion of certain property improvement requirements.
The following table provides summary information regarding Springmaid Hotel Resort for the period December 30, 2014 to December 31, 2014:

Property Location of Property	Date Acquired	Number of Rooms	Percentage Occupied for the Year ended December 31, 2014 (1)	Average Revenue per Available Room (1)	Average Daily Rate (1)
Springmaid Beach Resort Myrtle Beach, SC	12/30/2014	491	96.7%	$44.87	$46.38
_____________________
(1) We acquired the Springmaid Beach Resort on December 30, 2014 and information presented reflects the results of operations for the two days that we owned the property and is not indicative of future results.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 23, 2015, we had 4,410,770 shares of common stock outstanding held by a total of approximately 453  stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
To assist the FINRA members and their associated persons that participated in the initial public offering of our common stock, in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For this purpose, the estimated value of our shares of common stock is $10.00 per share as of December 31, 2014. The basis for this valuation is the current public offering price of $10.00 per share as of December 31, 2014 (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our primary initial public offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares until no later than April 2016. No later than April 11, 2016, how we report our estimated per share value will change. Initially we will report the net investment amount of our shares, which will be based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table. This estimated per share value will be accompanied by any disclosures required under the FINRA and NASD Conduct Rules. No later than 150 days after the second anniversary of the date on which we broke escrow in our initial public offering, we will provide an estimated NAV per share. This appraised value will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service and will comply with the IPA Valuation Guidelines. Once we announce an estimated NAV per share we generally expect to update the estimated NAV per share in December of each year.
Although the estimated value set forth above represents the most recent price at which most investors were willing to purchase shares in our primary offering, this reported value would likely differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
Distribution Information
We will declare cash or stock distributions when our board of directors determines we have sufficient cash flow from operations, appreciation in our investments relative to aggregate acquisition cost, investment activities and/or strategic financings. This policy reflects our focus on acquiring an investment portfolio with a total return profile that is composed of a combination of assets that have potential for long-term appreciation and/or stabilized cash flow from operations upon lease-up or other enhancement.

Our board of directors may declare stock distributions on a set monthly or quarterly basis or from time to time. For instance, if our board of directors believes assets in our portfolio have appreciated in value after acquisition or after we have taken control of the assets our board of directors may declare stock distributions to reflect this increase in portfolio value. In addition, our board of directors may also declare stock distributions when it determines we have significant cash flow from operations. We expect that any regular stock distribution paid on a monthly or quarterly basis would be declared based on periodic record dates as opposed to daily record dates as with our cash distributions. Unless our assets appreciate in an amount sufficient to offset the dilutive effect of any stock distributions, the return per share for later investors purchasing our stock will be below the return per share of earlier investors. Especially during the early stages of our operations, our board of directors may determine a stock distribution in lieu of a cash distribution is in our best interest because it will allow us to focus on our investment strategy of investing in opportunistic real estate investments that may generate little or no initial cash flow but have the potential for appreciation. With respect to any non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, we will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property’s management, ownership and future. We also may have more capital available for investment in these properties than their prior owners and operators were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants.
To the extent we declare cash distributions early in our operating stage, we expect that we will fund them from interest income on our debt investments, rental and other income on our real property investments and to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. We may also utilize strategic refinancings to fund cash distributions for investments that have appreciated in value after our acquisition. Upon completion of our offering stage, we expect to fund cash distributions from interest and rental and other income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, debt securities, properties and other assets as well as the strategic use of debt financing as described above.
We do not expect to make significant asset sales (and concomitant cash distributions) during our offering stage because, as a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales monthly, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales. Because we intend to fund distributions from cash flow and strategic financings and we expect to make investments that are attractive because of their appreciation potential and potential for stabilized cash flows upon lease-up or other enhancements rather than because of their current yield, we do not expect our board of directors to declare initial cash distributions on a set monthly or quarterly basis but rather will focus on stock distributions. We expect our board of directors will declare cash distributions from time to time based on cash flow from our investments and our investment and financing activities.
To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. In general, we anticipate making distributions to our stockholders of at least 100% of our REIT taxable income so that none of our income is subject to federal income tax. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
Our distribution policy is not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, we may fund distributions from any source and there are no limits to the amount of distributions that we may pay from any source, including proceeds from our initial public offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third party borrowings to fund these distributions.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
On August 12, 2014, our Registration Statement on Form S-11 (File No. 333-192331), covering a public offering of up to 100,000,000 shares of common stock in a primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on August 12, 2014 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our public offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect our primary offering to last until the earlier of 90 days from the date we have accepted subscriptions in our initial public offering for gross offering proceeds of $600,000,000 or February 12, 2016. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.
As of December 31, 2014, we had not broken escrow in our initial public offering. As such, no dealer manager fees or selling commissions have been paid or incurred in connection with the sale of shares in the offering. As of December 31, 2014, organization and offering costs of approximately $2.4 million have been incurred by our advisor on our behalf in connection with our initial public offering. We will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the initial public offering. As of December 31, 2014, we had not made any sales in our initial public offering, and accordingly, have not recorded an obligation to reimburse our advisor or its affiliates for such cost.
On January 7, 2015, we broke escrow in our initial public offering. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events”
We expect to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments.
Information regarding the unregistered sales of equity securities during the year ended December 31, 2014 has been previously reported in a Quarterly Report on Form 10-Q.
Share Redemption Program
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

Pursuant to the program, as amended, unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in the share redemption program), until we establish an estimated NAV per share of our common stock for a purpose other than to set the price to acquire a share in a primary public offering, the price at which we will redeem the shares is as follows:

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
After we establish an estimated NAV per share of our common stock for a purpose other than to set the price to acquire a share in a primary public offering, and unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability, or determination of incompetence, the price at which we will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of our most recent estimated NAV per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of our most recent estimated NAV per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of our most recent estimated NAV per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of our most recent estimated NAV per share as of the applicable redemption date.
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
We expect to establish an estimated NAV per share no later than 150 days after the second anniversary of the date on which we broke escrow in our initial public offering.
The terms of our share redemption program with respect to redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence are as follows:

•	There is no one-year holding requirement;

•
Until we establish an estimated NAV per share for a purpose other than to set the price to acquire a share in a primary public offering, which we expect to be no later than June 6, 2017 (as described above), the redemption price is the amount paid to acquire the shares from us; and

•
Once we have established an estimated NAV per share for a purpose other than to set the price to acquire a share in a primary public offering, the redemption price would be the estimated NAV of the shares, as determined by our board of directors.

Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice.
During the year ended December 31, 2014, we did not redeem any shares pursuant to our share redemption program.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and the period from July 3, 2013 to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2014	2013
Balance sheet data
Total real estate and real estate-related investment, net	$43,374,102	$—
Total assets	58,531,446	723,976
Total note payable	26,000,000	—
Total liabilities	27,873,613	641,815
Total equity	30,657,833	82,161

	For the Year Ended December 31, 2014	For the Period from July 3, 2013 to December 31, 2013
Operating data
Total revenues	$184,236	$—
Net loss attributable to common stockholders	$(2,456,194)	$(71,368)
Net income (loss) per common share - basic and diluted	$(1.27)	$(1.43)
Other data
Cash flows used in operating activities	$(1,660,690)	$(518)
Cash flows used in investing activities	(43,635,143)	—
Cash flows provided by financing activities	57,839,900	513,130
Weighted-average number of common shares outstanding, basic and diluted	1,939,384	49,978

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.
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
On November 14, 2013, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register for sale to the public a maximum of 180,000,000 shares of common stock, of which 80,000,000 shares were to be offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on August 12, 2014 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in the initial public offering.

We intend to use substantially all of the net proceeds from our private and public offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of December 31, 2014, we owned one hotel property and had originated a first mortgage loan.
As of December 31, 2014, we had sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on April 2, 2014 and July 31, 2014, we issued 120,106 shares and 132,116 of common stock for $1.0 million and $1.1 million, respectively, in separate private transactions exempt from the registration requirements of the Securities Act.  As of December 31, 2014, we had not made any sales in the initial public offering.
We have no employees and KBS Capital Advisors LLC (“KBS Capital Advisors”) has served as our advisor since commencement of the private offering. As our advisor, KBS Capital Advisors manages our day-to-day operations and manages our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf.
We have formed a strategic relationship with STAM Europe (“STAM”), a commercial real estate investment and asset management firm headquartered in Paris, France to support us and our advisor in connection with our investments in Europe. Our advisor has entered a sub-advisory agreement with STAM, pursuant to which STAM will provide real estate acquisition and portfolio management services to our advisor in connection with our investments in Europe. For investments in Europe we make directly and our ownership interest is 100%, our advisor will compensate STAM for its services in sourcing and managing these investments from the fees its earns from us under the advisory agreement with us and we will pay STAM no additional compensation. We, along with our advisor, expect to enter a letter agreement with STAM that sets forth general compensation terms with respect to investments we make through STAM, other than through our direct investment in value-added real estate and distressed debt in Europe (which are governed by the sub-advisory agreement between STAM and our advisor). We can give no assurances as to the number, if any, of investments we may make in Europe. See “Investment Strategies - Other Possible Investments” for a discussion of the additional types of investments we expect to make in Europe through our strategic relationship with STAM.
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
Market Outlook ─ Real Estate and Real Estate Finance Markets
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014, and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a steep price decline in most commodity market prices. In this type of economic environment the possibility of deflation is now a very real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”

Liquidity and Capital Resources
We are dependent upon the net proceeds from our private offering and our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2014, we had sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
We will not sell any shares in our initial public offering unless we raise a minimum of $2,000,000 in gross offering proceeds, including from persons who are affiliated with us, our sponsors or our advisor. On January 7, 2015, we broke escrow in the offering. If we are unable to raise substantially more funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether we are able to raise substantial funds in the initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
During the year ended December 31, 2014, we originated a first mortgage loan and acquired one hotel property. Our cash needs for this origination and acquisition were met primarily with proceeds from our now terminated private offering and debt financing. Operating cash needs during the same period were also primarily met with proceeds from our now terminated private offering. As of December 31, 2014, $12.0 million was available under the Springmaid Beach Resort Mortgage Loan for future disbursements to be used for renovation costs, subject to certain terms and conditions contained in the loan documents.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses. In connection with the public offering, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us in connection with our initial public offering exceed 15% of our gross offering proceeds from our initial public offering. As of December 31, 2014, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $2.4 million. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of December 31, 2014, our advisor had incurred offering expenses on our behalf related to our private offering of $956,834, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement entered on August 12, 2014 has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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

Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of December 31, 2014, we owned one hotel property and one first mortgage loan. During the year ended December 31, 2014, net cash used in operating activities was $1,660,690. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2014 for an entire period, anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $43,635,143 for the year ended December 31, 2014 and primarily consisted of the following:

•	Acquisition of a hotel property with an aggregate purchase price of $40,067,233; and

•	Origination of one first mortgage loan for $3,291,234.
Cash Flows from Financing Activities
Net cash provided by financing activities was $57,839,900 for the year ended December 31, 2014 and consisted primarily of the following:

•
$30,815,032 of net cash provided by offering proceeds related to our now terminated private offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $2,919,444;

•
$25,254,868 of net cash provided by debt and other financings as a result of proceeds from notes payable of $26,000,000, offset by payments of deferred financing costs of $645,862 and an interest rate cap agreement of $99,270; and

•	$1,770,000 of contributions from a noncontrolling interest.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2014, our borrowings and other liabilities were approximately 49% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2014:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$26,000,000	$—	$26,000,000	$—	$—
Interest payments on outstanding debt obligations (2)	2,469,368	823,875	1,645,493	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2014. We incurred interest expense of $4,577, excluding amortization of deferred financing costs of $1,204 and unrealized loss on interest rate cap of $23,419 for the year ended December 31, 2014.
Results of Operations
Overview
Our results of operations as of December 31, 2014 are not indicative of those expected in future periods as we commenced operations on September 4, 2014 in connection with our first investment.  During the period from July 3, 2013 to December 31, 2013, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for that period.

As of December 31, 2014, we had originated one first mortgage loan and acquired one hotel property, which we funded with proceeds from our private offering and debt financing. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2014 for an entire year and anticipated future acquisitions of real estate and real estate-related investments.
Hotel revenues and interest income from our real estate loan receivable was $58,467 and $125,769 for the year ended December 31, 2014, respectively.
For the year ended December 31, 2014, total recurring expenses directly related to our real estate and real estate loan receivable was $91,109 consisting of $46,207 of hotel expenses, $12,585 of asset management fees to affiliate, $3,117 of depreciation and amortization and $29,200 of interest expense. Additionally, we incurred real estate acquisitions fees to affiliates and non-affiliates of $1,570,788 for the year ended December 31, 2014, which relates to the acquisition of a hotel property.
General and administrative expenses for the year ended December 31, 2014 totaled $1,095,372. These general and administrative costs consisted primarily of dead deal costs, transfer agent fees, insurance premiums, accounting fees, legal fees, and board of director fees. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate and real estate-related investments.
Critical Accounting Policies
Below is a discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Revenue Recognition
Hotel
Our hotel revenues are comprised of hotel operating revenues, such as room, food and beverage, and revenue from other hotel income (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests, as earned. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned.
We lease recreational vehicle campground units under operating leases with terms generally of one year or less. We recognize rental revenue on a straight-line basis over the term of the lease, when collectibility is reasonably assured.
Real Estate
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and will record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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
We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable, deferred rents receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Real Estate Loans Receivable
Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are capitalized and amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.
We will recognize interest income on loans purchased at discounts to face value on an accrual basis over the life of the loan using the interest method where we expect to collect less than the contractual amounts due under the loan when that expectation is due, at least in part, to the credit quality of the borrower. Income will be recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows will be recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans will require the use of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments. We will recognize interest income on non-performing loans on a cash basis because these loans generally do not have an estimated yield and collection of principal and interest is not assured.
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
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs will include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building Improvements	10-25 years
Tenant Improvements	Shorter of lease term or expected useful life
Tenant Origination and Absorption Costs	Remaining term of related leases, including below-market renewal periods
Furniture, Fixtures & Equipment	3-12 years

Real Estate Acquisition Valuation
We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. Real estate obtained in satisfaction of a loan are recorded at the estimated fair value of the real estate or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property will be charged-off against the reserve for loan losses when title to the property is obtained.
Intangible assets include the value of in place leases, which represents the estimated value of the net cash flows of the in place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease up. Acquired in place lease value are amortized to expense over the average remaining non-cancelable terms of the respective in place leases, including any below-market renewal periods.
We assess the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows will be based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the leases.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.
Direct investments in undeveloped land or properties without loans in place at the time of acquisition will be accounted for as an asset acquisition and not as a business combination. Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition. Additionally, during the time in which the Company is incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized.
Impairment of Real Estate and Related Intangible Assets and Liabilities
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
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
As of December 31, 2014, there was no loan loss reserve and we did not record any impairment related to our real estate loan receivable. However, in the future, we may experience losses from our investment in loan receivable requiring us to record a loan loss reserve. Realized losses could be material and significantly exceed any recorded reserves.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ from estimated amounts.
Real Estate Securities
We may invest in securities that we will classify as available-for-sale, since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments will be carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, we may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.
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

Derivative Instruments
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. We record these derivative instruments at fair value on the accompanying consolidated balance sheets. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a component of interest expense on the accompanying consolidated statements of operations. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of equity.
With respect to derivative instruments designated as a hedge, we will formally document all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. We also assess and document, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When we determine that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and reclassify amounts recorded in accumulated other comprehensive income (loss) to earnings.
The termination of a cash flow hedge prior to the maturity date may result in a net derivative instrument gain or loss that continues to be reported in accumulated other comprehensive income (loss) and is reclassified into earnings over the period of the original forecasted hedged transaction (i.e., LIBOR based debt service payments) unless it is probable that the original forecasted hedged transaction will not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month period of time thereafter. If it is probable that the hedged forecasted transaction will not occur either by the end of the originally specified time period or within the additional two-month period of time, that derivative instrument gain or loss reported in accumulated other comprehensive income (loss) shall be reclassified into earnings immediately.
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
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of March 23, 2015, we had sold 516,958 shares of common stock in our initial public offering for gross offering proceeds of $5.0 million.
Distribution
On March 24, 2015, our board of directors authorized a stock distribution of 0.01 shares (or 1% based on a $10 stock price) of common stock on each outstanding share of common stock payable to all of our common stockholders of record as of the close of business on March 25, 2015.  We expect to issue this stock distribution on or about March 27, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the financing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the origination of a mortgage loan. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

The table below summarizes the book values and the interest rates of our loan receivable and note payable for each category as of December 31, 2014 based on the maturity dates and the notional amount and average pay and receive rates of our derivative instrument as of December 31, 2014 based on maturity date:

	Maturity Date						Total Book Value or Notional Amount
	2015	2016	2017	2018	2019	Thereafter		Fair Value
Assets
Loan receivable
Mortgage loan - fixed rate	$—	$—	$3,309,986	$—	$—	$—	$3,309,986	$3,238,918
Annual effective interest rate (1)	—	—	11.7%	—	—	—	11.7%
Derivative instrument
Interest rate cap, notional amount	$—	$—	$—	$26,000,000	$—	$—	$26,000,000	$75,851
Interest strike rate	—	—	—	3.0%	—	—	3.0%
Liabilities
Note Payable
Variable rate	$—	$—	$26,000,000	$—	$—	$—	$26,000,000	$25,998,195
Interest rate (2)	—	—	3.2%	—	—	—	3.2%
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2014 using the interest method, divided by the average amortized cost basis of the investments.
(2) Interest rate as of December 31, 2014 is calculated as the actual interest rate in effect at December 31, 2014 (consisting of the contractual interest rate), using interest rate indices at December 31, 2014, where applicable.
As of December 31, 2014, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At December 31, 2014, the fair value and carrying value of our fixed rate real estate loan receivable was $3.2 million and $3.3 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2014, we were exposed to market risks related to fluctuations in interest rates on $26.0 million of variable rate debt outstanding. Based on interest rates as of December 31, 2014, if interest rates were 100 basis points higher during the 12 months ending December 31, 2015, interest expense on our variable rate debt would increase by $0.3 million. As of December 31, 2014, one-month LIBOR was 0.17125% and if the LIBOR index was reduced to 0% during the 12 months ending December 31, 2014, interest expense on our variable rate debt would decrease by $44,525.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1, “Business —Market Outlook” and Part I, Item 1A, “Risk Factors.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We expect to issue management’s first assessment regarding internal control over financial reporting for the year ending December 31, 2015.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2014, all items required to be disclosed under Form 8–K were reported under Form 8–K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Keith D. Hall	Chief Executive Officer and Director	56
Peter McMillan III	Chairman of the Board, President and Director	57
David E. Snyder	Chief Financial Officer, Treasurer and Secretary	43
Stacie K. Yamane	Chief Accounting Officer	50
Michael L. Meyer	Independent Director	76
William M. Petak	Independent Director	53
Laurent Degryse	Independent Director	48
_____________________
* As of March 1, 2015.
Keith D. Hall is our Chief Executive Officer and one of our directors, positions he has held since our formation in February 2013. He is also Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively. He is also an Executive Vice President of KBS REIT I, KBS REIT II, KBS REIT III, and KBS Growth & Income REIT, positions he has held for these entities since June 2005, August 2007, January 2010 and January 2015, respectively. In addition, Mr. Hall is a sponsor of our company, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, which were formed in 2013, 2005, 2007, 2009, 2008, 2009 and 2015, respectively. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor. Mr. Hall is also a member of the investment committee formed by our advisor to evaluate and authorize new investment opportunities for us. Mr. Hall is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. Hall is a co-founder of Willowbrook Capital Group, LLC, which, From August 2003 until December 2012, was an asset management company. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelors of Arts Degree with honors in Finance from California State University, Sacramento.
Our board of directors has concluded that Mr. Hall is qualified to serve as one of our directors for reasons including his expertise in the real estate finance markets and his expertise with real estate-related investments. With over 30 years of experience investing in and managing real estate-related investments, Mr. Hall has the depth and breadth of experience to implement our business strategy. As an executive officer and principal of our advisor, Mr. Hall is able to direct our board of directors to the critical issues facing our company.

Peter McMillan III is our President and the Chairman of the Board and one of our directors, positions he has held since our formation in February 2013. He is also President, Chairman of the Board and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008. He is also an Executive Vice President, Treasurer, Secretary and a director of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, and an Executive Vice President of KBS Legacy Partners Apartment REIT, positions he has held for these entities since June 2005, August 2007, January 2010, January 2015 and August 2009, respectively. In addition, Mr. McMillan is a sponsor of our company, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, which were formed in 2013, 2005, 2007, 2009, 2008, 2009 and 2014, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor. Mr. McMillan is also a member of the investment committee formed by our advisor to evaluate and authorize new investment opportunities for us. Mr. McMillan is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC which, from August 2003 until December 2012, was an asset management company. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the Board of Trustees of Metropolitan West Funds and TCW Mutual Funds and is a former director of Steinway Musical Instruments, Inc.
Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors and the Chairman of the Board for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct our board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, TCW Mutual Funds and Metropolitan West Funds and as a former director of Steinway Musical Instruments, Inc. provide him with an understanding of the requirements of serving on a public company board and qualify him to serve as the chairman of our board of directors.
Michael L. Meyer is one of our independent directors and is the chair of the audit committee, positions he has held since April 2014. He is also an independent director and the chairman of the audit committee of KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT, positions he has held for these entities since January 2010 and October 2009, respectively. Mr. Meyer is a private real estate investor and since 1999 has been the Chief Executive Officer of the Michael L. Meyer Company. The Michael L. Meyer Company is a principal and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer also has been a principal of TwinRock Partners, LLC (formerly known as AMG Realty Investors, LLC), a commercial and residential real estate investment company. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1999 to 2003, Mr. Meyer was also a principal of Pacific Capital Investors, which acquired non-performing loans secured by real estate in Japan. From 1974 to 1998, Mr. Meyer was Managing Partner-Orange County and Audit Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director and member of the audit committee of Opus Bank, positions he has held since September 2010. Additionally, Mr. Meyer previously served as a director and member of the audit committee of City National Bank and City National Corporation, positions he held for these entities from July 1999 to April 2010, as a director and member of the audit committee of William Lyon Homes, Inc. and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc.
Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June of 1999 for outstanding achievements in the real estate industry and community. Mr. Meyer was also the recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award. Mr. Meyer received a Bachelors of Business Administration from the University of Iowa. He is a Certified Public Accountant (inactive California).

Our board of directors has concluded that Mr. Meyer is qualified to serve as one of our independent directors and the chairman of our audit committee for reasons including his expertise with respect to residential and commercial real estate investments and accounting and financial reporting matters. With over 12 years of experience investing in residential and commercial real estate and providing residential and commercial real estate acquisition, financing and management services and advice, Mr. Meyer is well-positioned to advise the board with respect to potential investment opportunities and investment management. In addition, with over 35 years of experience as an independent Certified Public Accountant or auditor for real estate companies, Mr. Meyer provides our board of directors with substantial expertise regarding real estate accounting and financial reporting matters. Further, Mr. Meyer’s experience as a director and chairman of the audit committee of KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, and his prior experience as a director and member of the audit committee of City National Bank and City National Corporation, positions he held for these entities from July 1999 to April 2010, as a director and member of the audit committee of William Lyon Homes, Inc. and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. provides him with an understanding of the requirements of serving on a public company board.
William M. Petak is one of our independent directors, a position he has held since April 2014. He is also an independent director and member of the audit committee of KBS Strategic Opportunity REIT, a position he has held since October 2009. Since April 2009, Mr. Petak has served as the Managing Principal of CorAmerica Capital LLC, a commercial real estate loan investment manager. CorAmerica Capital was established to acquire discounted performing mortgage and real estate-related assets as well as originate new real estate investments. Mr. Petak has over 30 years of experience in the real estate industry and 20 years of experience investing in real estate-related debt investments. From January 2005 to April 2009, Mr. Petak served as Senior Vice President and Director for AIG Mortgage Capital, LLC, a subsidiary of American International Group, Inc. (AIG). Mr. Petak also served as National Head of Mortgage Lending and Real Estate for the retirement services company, SunAmerica, Inc., from January 1999 to August 2001, and served as Managing Director for AIG Investments, Inc. as well as National Head of Mortgage Lending and Real Estate for both SunAmerica and the life insurance company American General from August 2001 to April 2009. Both SunAmerica and American General were acquired by AIG in 1999 and 2001, respectively, and were managed on a mutually exclusive basis. Mr. Petak joined AIG with the merger of SunAmerica with AIG in 1999. Ultimately, Mr. Petak was responsible for AIG Mortgage Capital’s regulated insurance portfolios’ fixed income real estate investments nationwide. He served on both the Securitized Products Group Committee and Global Asset Allocation Committee for the regulated insurance companies of AIG.
Prior to joining AIG in 1999, Mr. Petak was SunAmerica Investments’ Senior Vice President. Mr. Petak was responsible for SunAmerica’s national mortgage lending and real estate investments as well as its leveraged lease real estate acquisitions. From 1996 to 2007, Mr. Petak served as a Loan Committee member and as a member of the board of directors for GreenPark Financial, one of the nation’s largest Fannie Mae DUS lenders. From 1983 to 1989, he worked with Pacific Financial Group, a privately held Beverly Hills real estate investment company, as Vice President of Acquisitions.
Mr. Petak is a graduate of the University of Southern California with a Bachelor of Science in Finance and Business Economics. He is a member of the Mortgage Bankers Association, the Commercial Mortgage Securities Association, the CRE Financial Council, Life Mortgage and Real Estate Officer Council and the President’s Council of the Real Estate Roundtable. Mr. Petak is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. He currently is Chairman Emeritus of the Center and previously served as its Chairman.
Our board of directors has concluded that Mr. Petak is qualified to serve as one of our independent directors for reasons including his expertise in the real estate finance markets. With over 30 years of experience in the real estate industry and 20 years of experience investing in real estate-related debt, Mr. Petak offers insights and perspective with respect to our investment portfolio. Further, as a director and member of the audit committee of KBS Strategic Opportunity REIT and as a member of the Mortgage Bankers Association, the Commercial Mortgage Securities Association, the CRE Financial Council, Life Mortgage and Real Estate Officer Council, the President’s Council of the Real Estate Roundtable and a founding member, current Chairman Emeritus and past Chairman of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, Mr. Petak is regularly and actively engaged in both the professional and academic community.
Laurent Degryse is one of our independent directors, a position he has held since April 2014. Mr. Degryse has been involved in the real estate development industry for over 20 years with a focus on real estate activities in Belgium. For the past five years he has been self-employed and engaged in real estate development and venture capital activities. In 2002, Mr. Degryse founded Urbis Development, a real estate development company located in Luxemburg, and served as its Managing Director until, in 2008, it created a joint venture with another real estate company, Herpain SA, and became Herpain Urbis.

Since December 2007 he has also served as the Managing Director of Hunza Ventures and Managing Partner of Hunza Management, affiliated venture capital companies based in Luxemburg that invest in technology and life science projects. In connection with his position at Hunza Ventures, he serves as a member of the supervisory board of Hunza Ventures II SCA SICAR, a fund raised by Hunza Ventures that is investing and raising capital for venture investments; and from December 2007 through June 2012 he served as a member of the supervisory board of Hunza Ventures SCA SPF, a fund that raised and fully invested €15 million in 14 venture investments. Mr. Degryse also manages his own portfolio of investments in Europe, Asia and the United States.
In addition, Mr. Degryse has served as the chairman of the board of SoftKinetic International SA since 2008. He is currently a director of Herpain Urbis Retail (since 2008) and previously served as a director of Herpain Urbis (from 2007 – 2013) and Herpain Enterprise (from 2008 – 2013). Herbain Urbis Retail, Herpain Urbis and Herpain Enterprise are related companies with expertise in real estate development and construction for office, residential and commercial real estate in Belgium. In addition, from March 2007 through March 2012 he served as a member of the supervisory board of Urbis SCA. Mr. Degryse is a member of the board of trustees and member of the finance and the audit committee of MOCA, the Museum of Contemporary Art in Los Angeles, California. Mr. Degryse is a graduate of the Solvay Business School at the University of Brussels, Belgium where he received a Master in Business Engineering.
Our board of directors has concluded that Mr. Degryse is qualified to serve as one of our independent directors for reasons including his expertise in the real estate development business. With over 20 years of experience in the real estate industry, with a particular focus on investments in Belgium, Mr. Degryse offers insights and perspective with respect to our investment portfolio and our focus on European investment opportunities.
David E. Snyder is our Chief Financial Officer, Treasurer and Secretary, positions he has held since our formation in February 2013. He is the Chief Financial Officer of our advisor, KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, positions he has held for these entities since November 2008, December 2008, December 2008, January 2010 and January 2015, respectively. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, positions he has held for these entities since December 2008 and August 2009, respectively. Mr. Snyder is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
From January 1998 to May 2008, Mr. Snyder worked for Nationwide Health Properties, Inc., a real estate investment trust specializing in healthcare related property. He served as the Vice President and Controller from July 2005 to February 2008 and Controller from January 1998 to July 2005. At Nationwide Health Properties, Mr. Snyder was responsible for internal and external financial reporting, Sarbanes-Oxley compliance, budgeting, debt compliance, negotiation and documentation of debt and equity financing and the negotiation of acquisition and leasing documentation. In addition, Mr. Snyder was part of the senior management team that approved investments, determined appropriate financing and developed strategic goals and plans. As part of his investment and financing responsibilities, Mr. Snyder participated in the origination, modification and refinancing of: mortgage loans made to customers, mortgages obtained on real estate and unsecured credit facilities.
Mr. Snyder was an adjunct accounting professor at Biola University from 1998 to 2005, teaching courses in auditing and accounting. He was the director of financial reporting at Regency Health Services, Inc., a skilled nursing provider, from November 1996 to December 1997. From October 1993 to October 1996, Mr. Snyder worked for Arthur Andersen LLP. Mr. Snyder received a Bachelor of Science Degree in Business Administration with an emphasis in Accounting from Biola University in La Mirada, California. Mr. Snyder is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since our formation in February 2013. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, positions she has held for these entities since October 2008, October 2008, October 2008, January 2010, August 2009, August 2009 and January 2015, respectively. From July 2007 until December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008, she served as controller of KBS REIT II; from October 2004 to October 2008, she served as Fund Controller of our advisor; from June 2005 to December 2008 she served as Chief Financial Officer of KBS REIT I; and from June 2005 to October 2008 she served as Controller of KBS REIT I.
Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, Ms. Yamane is responsible for client accounting/reporting for two real estate portfolios. These portfolios consist of industrial, office and retail properties as well as land parcels. Ms. Yamane works closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assists in the supervision and management of KBS Realty Advisors’ accounting department.

Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 27 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The members of the audit committee are Michael L. Meyer (chairman), Laurent Degryse and William M. Petak. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and our board of directors has determined that Mr. Meyer satisfies the SEC’s requirements for an “audit committee financial expert.”
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.kbssorii.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence - Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our conflicts committee, based upon recommendations from our advisor. Two of our executive officers, Messrs. Hall and McMillan, manage and control our advisor, and through our advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2014.

Name	Fees Earned in 2014 or Paid in Cash (1)	All Other Compensation	Total
Michael L. Meyer	$41,333	$—	$41,333
William M. Petak	44,333	—	44,333
Laurent Degryse	42,333	—	42,333
Peter McMillan (2)	—	—	—
Keith D. Hall (2)	—	—	—
_____________________
(1) Fees Earned or Paid in Cash include meeting fees earned in 2014 and paid or to be paid in 2015 as follows: Mr. Meyer $41,333, Mr. Petak $44,333, and Mr. Degryse $42,333.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation
We will compensate each of our independent directors with an annual retainer of $40,000. In addition, we will pay independent directors for attending board and committee meetings as follows:

•	$2,500 in cash for each board meeting attended.

•	$2,500 in cash for each committee meeting attended, except that the chairman of the committee is paid $3,000 for each meeting attended.

•	$2,000 in cash for each teleconference meeting of the board.

•	$2,000 in cash for each teleconference meeting of any committee, except that the chairman of the committee is paid $3,000 for each teleconference meeting of the committee.
All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 23, 2015, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage
Robert E. Low(1)	692,220	15.7%
Keith D. Hall, Chief Executive Officer and Director(2)	261,950 (3)(4)	5.9%
Peter McMillan III, Chairman of the Board, President and Director(2)	261,950 (3)(4)	5.9%
David E. Snyder, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Michael L. Meyer, Independent Director	—	—
William M. Petak, Independent Director	—	—
Laurent Degryse, Independent Director	—	—
All directors and executive officers as a group	261,950 (3)(4)	5.9%
_____________________
(1) The address of this beneficial owner is 2740 N. Mayfair Avenue, Springfield, Missouri 65803.
(2) The address of this beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(3) Includes 21,739 shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. None of the shares are pledged as security.
(4) Includes 240,211 shares owned by Willowbrook Capital Group, an entity owned and controlled by Keith D. Hall and Peter McMillan III. None of the shares are pledged as security.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that Michael L. Meyer, William M. Petak and Laurent Degryse each satisfies the New York Stock Exchange independence standards. Michael L. Meyer and William M. Petak also serve as independent directors of KBS Strategic Opportunity REIT. In addition, Michael L. Meyer serves as an independent director of KBS Legacy Partners Apartment REIT. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Our Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Chief Compliance Officer, currently our Chief Financial Officer, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons
As described further below, we have entered into agreements with certain affiliates pursuant to which they provide services to us.  Keith D. Hall and Peter McMillan III, two of our executive officers, directors and sponsors, control and indirectly own our advisor, KBS Capital Advisors LLC, and the dealer manager of our public offering, KBS Capital Markets Group LLC. Our two other sponsors, Peter M. Bren and Charles J. Schreiber, Jr., indirectly control and indirectly own our advisor and the dealer manager of our public offering. All four of our sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.
Our Relationship with KBS Capital Advisors. Our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations and acquisitions;

•	arranging for financing and refinancing of our properties and our other investments;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and our overall portfolio;

•
formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

•	engaging in and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We initially entered our advisory agreement with our advisor on July 3, 2013 in connection with our private offering. On August 12, 2014 we amended and restated our advisory agreement in connection with the launch of our initial public offering. Our advisory agreement has a one-year term expiring August 12, 2015, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. For the year ended December 31, 2013 and from January 1, 2014 through the most recent date practicable, which was January 31, 2015, we compensated our advisor as set forth below.

Our advisor or its affiliates have paid, and may pay in the future, some of our organization and other offering costs (other than selling commissions and dealer manager fees) incurred in connection with our offerings, including our legal, accounting, printing, mailing and filing fees. There was no limit on the organization and offering costs incurred in connection with our private offering and we reimbursed our advisor for all such costs incurred on our behalf. For the public offering we reimburse our advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our primary initial public offering and the offering under our dividend reinvestment plan as of the date of reimbursement. However, at the termination of our primary initial public offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. From January 1, 2013 through December 31, 2013, our advisor incurred approximately $0.5 million of organization and offering expenses related to the private offering on our behalf and from January 1, 2014 through January 31, 2015, our advisor incurred approximately $0.2 million of organization and offering expenses related to the private offering on our behalf, all of which we had reimbursed as of January 31, 2015. From January 1, 2013 through December 31, 2013, our advisor incurred approximately $0.8 million of organization and offering expenses related to the public offering on our behalf and from January 1, 2014 through January 31, 2015, our advisor incurred approximately $1.1 million of organization and offering expenses related to the public offering on our behalf, of which $1.9 million was outstanding as of January 31, 2015.
We incur acquisition and origination fees payable to our advisor equal to 1.5% of the cost of investments acquired by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate investments. From January 1, 2013 through December 31, 2013 we did not incur any acquisition and origination fees payable to our advisor. Acquisition and origination fees from January 1, 2014 through January 31, 2015 totaled approximately $0.6 million, of which $0.6 million was outstanding as of January 31, 2015.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2013 through December 31, 2013 and from January 1, 2014 through January 31, 2015, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the cost of our investments and (ii) 2.0% of the sum of the cost of our investments, less any debt secured by or attributable to the investments. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, including the cost of any subsequent development, construction or improvements to the property and including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor). The cost of the loans and any investments other than real property is calculated as the lesser of (x) the amount actually paid or allocated to acquire or fund the loan or other investment, including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor), and (y) the outstanding principal amount of such loan or other investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition fees paid or payable to our advisor), as of the time of calculation. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. From January 1, 2013 through December 31, 2013, we did not incur any asset management fees payable to our advisor. From January 1, 2014 through January 31, 2015, our asset management fees totaled $41,150, of which $30,420 was outstanding as of January 31, 2015.
Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2013 through December 31, 2013, we did not reimburse any operating expenses to our advisor. From January 1, 2014 through January 31, 2015, we had reimbursed our advisor for $446,592 of operating expenses, including $10,623 of employee costs. As of January 31, 2015, we had $148,935 of operating expenses outstanding, including $6,238 of employee costs.

On January 6, 2014, we, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. Our advisor’s and our dealer manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
Our Relationship with KBS Capital Markets Group. We have been party to a dealer manager agreement with our dealer manager since the launch of our private offering on July 3, 2013. We ceased offering shares in our private offering on August 11, 2014, at which point the dealer manager agreement with respect to the private offering terminated (other than with respect to certain provisions which survive termination of the agreement). On August 12, 2014 we launched our initial public offering and entered a new dealer manager agreement with our dealer manager with respect to the public offering. Pursuant to the agreements, our dealer manager is or was entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary initial public offering and our primary private offering (no selling commissions or dealer manager fees are or were payable with respect to sales under the dividend reinvestment plan). All or a portion of the selling commissions are or were not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is or was payable with respect to certain volume discount sales. The dealer manager reallows or reallowed 100% of selling commissions to broker-dealers participating in our initial public offering. From its dealer manager fee, our dealer manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2013 through December 31, 2013, we did not incur any selling commissions. From January 1, 2013 through December 31, 2013, we incurred dealer manager fees of $15,870, none of which was reallowed to participating broker-dealers. From January 1, 2014 through January 31, 2015, we incurred selling commissions of $1,231,787 of which 100% was reallowed to participating broker-dealers. From January 1, 2014 through January 31, 2015, we incurred dealer manager fees of $816,875, of which $116,877 was reallowed by our dealer manager to participating broker-dealers.
In addition to selling commissions and dealer manager fees, we are also obligated to reimburse our dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These expenses include, among others, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers and, in special cases, reimbursement to participating broker-dealers for technology costs associated with our offerings, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares by such broker-dealers and the ownership of our shares by such broker-dealers’ customers. We reimburse our dealer manager for such underwriting compensation incurred in connection with our public offering as discussed in the prospectus for our initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from the offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by us to our dealer manager or our advisor may cause total organization and offering expenses incurred by us in connection with our public offering (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary initial public offering and the offering under our dividend reinvestment plan as of the date of reimbursement. There was no limit on organization and offering expenses incurred by us in connection with our private offering and we reimbursed our dealer manager for all offering related expenses they incurred on our behalf in connection with the private offering. From January 1, 2013 through December 31, 2013, we did not reimburse our dealer manager for expenses related to the private offering and from January 1, 2014 through January 31, 2015, we had reimbursed our dealer manager for $234,551 in expenses related to the private offering, all of which had been paid as of January 31, 2015. As of January 31, 2015, our dealer manager had $626,779 of expenses outstanding related to the public offering.
Our advisor has entered a sub-advisory agreement with STAM, pursuant to which STAM will provide real estate acquisition and portfolio management services to our advisor in connection with investments in Europe. For investments in Europe we make directly and for which our ownership interest is 100%, our advisor will compensate STAM for its services in sourcing and managing these investments from the fees it earns from us under the advisory agreement with us and we will pay STAM no additional compensation. We, along with our advisor, expect to enter a letter agreement with STAM that sets forth general compensation terms with respect to investments we make through STAM, other than through our direct investment in value added real estate and distressed debt in Europe (which are governed by the sub-advisory agreement between STAM and our advisor).

There are no other currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2014, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
For the year ended December 31, 2014 (the first year in which were a public reporting company subject to Rule 10 A-3 of the Exchange Act) all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2014 and 2013, are set forth in the table below.

	2014	2013
Audit Fees	$153,040	$125,081
Audit-related fees	166,300	—
Tax fees	56,182	5,000
All other fees	399	399
Total	$375,921	$130,480
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-31 through F-32 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(b)    Exhibits

Ex.	Description

3.1
Second Articles of Amendment and Restatement adopted on August 11, 2014, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed September 19, 2014

3.2
Amended and Restated Bylaws adopted June 26, 2014, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

4.1
Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus filed in Pre-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed September 19, 2014

4.3
Amended and Restated Dividend Reinvestment Plan adopted June 26, 2014, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

4.4	Escrow Agreement dated May 6, 2014, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.1
Amended and Restated Advisory Agreement entered in connection with public offering, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed November 13, 2014

10.2
Dealer Manager Agreement entered in connection with public offering, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed November 13, 2014

10.3
Amendment no. 2 to Advisory Agreement dated June 26, 2014, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment no. 4 to the Company's Registration Statement in Form S-11, Commission File No. 333-192331

10.4	Purchase and Sale Agreement by and between Leroy Springs & Company, Inc. and IC Myrtle Beach LLC, dated as of September 12, 2014

10.5	First Amendment to Purchase and Sale Agreement by and between Leroy Springs & Company, Inc. and IC Myrtle Beach LLC, dated October 17, 2014

10.6	Reinstatement of and Second Amendment to Purchase and Sale Agreement by and between Leroy Springs & Company, Inc. and IC Myrtle Beach LLC, dated October 24, 2014

10.7	Reinstatement of and Third Amendment to Purchase and Sale Agreement by and between Leroy Springs & Company, Inc. and IC Myrtle Beach LLC, dated November 17, 2014

10.8	Fourth Amendment to Purchase and Sale Agreement by and between Leroy Springs & Company, Inc. and IC Myrtle Beach LLC, dated December 2, 2014

10.9	Fifth Amendment to Purchase and Sale Agreement by and between Leroy Springs & Company, Inc. and IC Myrtle Beach LLC, dated December 9, 2014

Ex.	Description

10.10	Reinstatement of and Sixth Amendment to Purchase and Sale Agreement by and between Leroy Springs & Company, Inc. and IC Myrtle Beach LLC, dated December 22, 2014

10.11	Loan Agreement by and between IC Myrtle Beach LLC, IC Myrtle Beach Operations LLC, and Wells Fargo Bank, N.A., dated as of December 30, 2014

10.12	Promissory Note (related to Myrtle Beach), by IC Myrtle Beach LLC for the benefit of Wells Fargo Bank, N.A., dated as of December 30, 2014

10.13	Limited Liability Company Agreement of KBS SOR II IC Myrtle Beach Operations, LLC by and between IC Myrtle Beach Holdings LLC and KBS SOR II Myrtle Beach TRS JV, LLC, dated as of December 30, 2014

10.14	Limited Liability Company Agreement of KBS SOR II IC Myrtle Beach Property, LLC by and between IC Myrtle Beach Holdings LLC and KBS SOR II Myrtle Beach JV, LLC, dated as of November 14, 2014

10.15	Lease by and between IC Myrtle Beach LLC, an affiliate of KBS Strategic Opportunity REIT II, Inc., and IC Myrtle Beach Operations LLC, dated as of December 30, 2014

10.16	Management Agreement by and between IC Myrtle Beach Operations LLC and Doubletree Management LLC, dated as of December 30, 2014

10.17	Completion Guaranty by KBS SOR US Properties II LLC in favor of Wells Fargo Bank, N.A., dated as of December 30, 2014

10.18	Limited Guaranty by KBS SOR US Properties II LLC in favor of Wells Fargo Bank, N.A., dated as of December 30, 2014

10.19	Equity Contribution Guaranty by KBS SOR US Properties II LLC in favor of Wells Fargo Bank, N.A., dated as of December 30, 2014

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Amended and Restated Share Redemption Program adopted June 26, 2014, incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Strategic Opportunity REIT II, Inc.

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT II, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2014 and the period from July 3, 2013 to December 31, 2013. Our audits also included the financial statement schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Strategic Opportunity REIT II, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2014 and the period from July 3, 2013 to December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 26, 2015

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Real estate, net	$40,064,116	$—
Real estate loan receivable, net	3,309,986	—
Total real estate and real estate-related investments, net	43,374,102	—
Cash and cash equivalents	13,256,679	712,612
Restricted cash	543,676	—
Rents and other receivables	62,403	—
Deferred financing costs, prepaid expenses and other assets	1,294,586	11,364
Total assets	$58,531,446	$723,976
Liabilities and equity
Note payable	$26,000,000	$—
Accounts payable and accrued liabilities	467,803	—
Due to affiliates	699,341	641,815
Other liabilities	706,469	—
Total liabilities	27,873,613	641,815
Commitments and contingencies (Note 11)
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 3,893,812 and 83,295 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	38,938	833
Additional paid-in capital	31,489,224	152,696
Cumulative net losses	(2,527,562)	(71,368)
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	29,000,600	82,161
Noncontrolling interests	1,657,233	—
Total equity	30,657,833	82,161
Total liabilities and equity	$58,531,446	$723,976
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2014	For the Period from July 3, 2013 to December 31, 2013
Revenues:
Hotel revenues	$58,467	$—
Interest income from real estate loan receivable	125,769	—
Total revenues	184,236	—
Expenses:
Hotel expenses	46,207	—
Asset management fees to affiliate	12,585	—
Real estate acquisition fees to affiliate	554,666	—
Real estate acquisition fees and expenses	1,016,122	—
General and administrative expenses	1,095,372	71,368
Depreciation and amortization	3,117	—
Interest expense	29,200	—
Total expenses	2,757,269	71,368
Other income:
Other interest income	4,072	—
Total other income, net	4,072	—
Net loss	(2,568,961)	(71,368)
Net loss attributable to noncontrolling interest	112,767	—
Net loss attributable to common stockholders	$(2,456,194)	$(71,368)
Net loss per common share	$(1.27)	$(1.43)
Weighted-average number of common shares outstanding, basic and diluted	1,939,384	49,978
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Period from July 3, 2013 to December 31, 2013
and the Year Ended December 31, 2014

	Common Stock		Additional Paid-in Capital	Cumulative Net Losses	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, July 3, 2013	21,739	$217	$199,783	$—	$200,000	$—	$200,000
Issuance of common stock	61,556	616	528,384	—	529,000	—	529,000
Dealer manager fees to affiliate	—	—	(15,870)	—	(15,870)	—	(15,870)
Other offering costs	—	—	(559,601)	—	(559,601)	—	(559,601)
Net loss	—	—	—	(71,368)	(71,368)	—	(71,368)
Balance, December 31, 2013	83,295	$833	$152,696	$(71,368)	$82,161	$—	$82,161
Issuance of common stock	3,810,517	38,105	33,696,371	—	33,734,476	—	33,734,476
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(1,898,821)	—	(1,898,821)	—	(1,898,821)
Other offering costs	—	—	(461,022)	—	(461,022)	—	(461,022)
Net loss	—	—	—	(2,456,194)	(2,456,194)	(112,767)	(2,568,961)
Noncontrolling interest contribution	—	—	—	—	—	1,770,000	1,770,000
Balance, December 31, 2014	3,893,812	$38,938	$31,489,224	$(2,527,562)	$29,000,600	$1,657,233	$30,657,833
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014	For the Period from July 3, 2013 to December 31, 2013
Cash Flows from Operating Activities:
Net loss	$(2,568,961)	$(71,368)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,117	—
Noncash interest income on real estate-related investment	(18,752)	—
Amortization of deferred financing costs	1,204	—
Unrealized loss on derivative instrument	23,419	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(267,000)	—
Rents and other receivables	(62,403)	—
Prepaid expenses and other assets	(548,650)	(11,364)
Accounts payable and accrued liabilities	453,740	—
Due to affiliates	617,127	82,214
Other liabilities	706,469	—
Net cash used in operating activities	(1,660,690)	(518)
Cash Flows from Investing Activities:
Investment in real estate	(40,067,233)	—
Investment in real estate loan receivable	(3,291,234)	—
Restricted cash for capital expenditures	(276,676)	—
Net cash used in investing activities	(43,635,143)	—
Cash Flows from Financing Activities:
Proceeds from note payable	26,000,000	—
Payments of deferred financing costs	(645,862)	—
Purchase of interest rate cap	(99,270)	—
Proceeds from issuance of common stock	33,734,476	529,000
Payments of commissions on stock sales and related dealer manager fees	(1,898,821)	(15,870)
Payments of other offering costs	(1,020,623)	—
Noncontrolling interest contributions	1,770,000	—
Net cash provided by financing activities	57,839,900	513,130
Net increase in cash and cash equivalents	12,544,067	512,612
Cash and cash equivalents, beginning of period	712,612	200,000
Cash and cash equivalents, end of period	$13,256,679	$712,612
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in deferred financing fees payable	$14,063	$—
Increase in other offering costs due to affiliates	$—	$559,601

See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

1.	ORGANIZATION
KBS Strategic Opportunity REIT II, Inc. (the “Company”) was formed on February 6, 2013 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that will end December 31, 2014. The Company’s business is conducted through KBS Strategic Opportunity Limited Partnership II (the “Operating Partnership”), a Delaware limited partnership formed on February 7, 2013. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. KBS Strategic Opportunity Holdings II LLC (“REIT Holdings”), a Delaware limited liability company formed on February 7, 2013, owns the remaining 99.9% partnership interest in the Operating Partnership and is the sole limited partner. The Company is the sole member and manager of REIT Holdings. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has a wholly-owned taxable REIT subsidiary, which leases the Company’s hotel property and  in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotel.  The Company’s taxable REIT subsidiary is subject to federal and state income tax at regular corporate tax rates.
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
The Company commenced a private placement offering exempt from registration under Regulation D of the Securities Act of 1933, as amended (the “Act”) on July 3, 2013, pursuant to which the Company offered a maximum of $105,000,000 of shares of common stock for sale to accredited investors (the “Private Offering”), of which $5,000,000 of shares were offered pursuant to the Company’s dividend reinvestment plan. The Company ceased offering shares in the Private Offering on August 11, 2014. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager of the Private Offering pursuant to a dealer manager agreement dated July 3, 2013 and amended and restated on October 14, 2013 (the “Private Offering Dealer Manager Agreement”). The Dealer Manager was responsible for marketing the Company’s shares in the Private Offering.
On November 14, 2013, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014, and the Company retained the Dealer Manager to serve as the dealer manager of the Public Offering pursuant to a dealer manager agreement dated August 12, 2014 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Public Offering. As described above, the Company intends to use substantially all of the net proceeds from the Private Offering and the Public Offering to invest in a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. As of December 31, 2014, the Company owned one hotel property and had originated a first mortgage loan.

As of December 31, 2014, the Company had not broken escrow in the Public Offering. As of December 31, 2014, the Company had sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in the Private Offering. Additionally, on April 2, 2014 and July 31, 2014, the Company issued 120,106 shares and 120,106 shares of common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of the Company’s directors and the Company’s Chief Executive Officer, and Peter McMillan III, also one of the Company’s directors and the Company’s President, for $1.0 million and $1.0 million, respectively. Additionally, on July 31, 2014, the Company issued 12,010 shares of common stock to a business associate of Keith D. Hall and Peter McMillian III, for $0.1 million. The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries, and joint ventures in which the Company has a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation.
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Revenue Recognition
Hotel
The Company’s hotel revenues are comprised of hotel operating revenues, such as room, food and beverage, and revenue from other hotel income (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests, as earned. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned.
The Company leases recreational vehicle campground units under operating leases with terms generally of one year or less. The Company recognizes rental revenue on a straight-line basis over the term of the lease, when collectibility is reasonably assured.
Real Estate
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and will record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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
The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. Management will specifically analyze accounts receivable, deferred rents receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims may exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Real Estate Loans Receivable
Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are capitalized and amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.
The Company will recognize interest income on loans purchased at discounts to face value on an accrual basis over the life of the loan using the interest method where the Company expects to collect less than the contractual amounts due under the loan when that expectation is due, at least in part, to the credit quality of the borrower. Income will be recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows will be recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans will require the use of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments. The Company will recognize interest income on non-performing loans on a cash basis because these loans generally do not have an estimated yield and collection of principal and interest is not assured.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building Improvements	10-25 years
Tenant Improvements	Shorter of lease term or expected useful life
Tenant Origination and Absorption Costs	Remaining term of related leases, including below-market renewal periods
Furniture, fixtures & equipment	3-12 years
Real Estate Acquisition Valuation
The Company records the acquisition of income-producing real estate as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. Real estate obtained in satisfaction of a loan will be recorded at the estimated fair value of the real estate or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property, if any, will be charged-off against the reserve for loan losses when title to the property is obtained.
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value are amortized to expense over the average remaining non-cancelable terms of the respective in-place leases, including any below-market renewal periods.
The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.
The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of each respective lease.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company will assess the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

As of December 31, 2014, there was no loan loss reserve and the Company did not record any impairment related to its real estate loan receivable. However, in the future, the Company may experience losses from its investment in loan receivable requiring the Company to record a loan loss reserve. Realized losses could be material and significantly exceed any recorded reserves.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could significantly differ from estimated amounts.
Real Estate Securities
The Company may invest in securities that it will classify as available-for-sale, since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments will be carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values will generally be based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance may exceed federally insurable limits. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2014 and 2013.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, debt service obligations and capital improvements and replacements.
Rents and Other Receivables
The Company will periodically evaluate the collectibility of amounts due from tenants and hotel guests and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants and hotel guests to make required payments under the terms of lease or hotel agreements. In addition, the Company will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company will exercise judgment in establishing these allowances and will consider payment history and current credit status of its tenants in developing these estimates.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a component of interest expense in the accompanying consolidated statements of operations. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of equity.
With respect to derivative instruments designated as a hedge, the Company will formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When the Company determines that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
The terms of the share redemption program with respect to redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence are as follows:

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
Related Party Transactions
Pursuant to the Advisory Agreement, Dealer Manager Agreement and the Private Offering Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering and the Private Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See note 8, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2014.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Selling Commissions and Dealer Manager Fees
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
During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur. As of December 31, 2014, the Company had recorded $1,020,623 of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, of which $956,834 were paid by the Advisor or its affiliates on behalf of the Company.
During the Public Offering, pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds in the Public Offering. Through December 31, 2014, the Advisor and its affiliates had incurred organization and offering costs on the Company’s behalf in connection with the Public Offering of approximately $2.4 million. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Public Offering. The Company commenced the Public Offering on August 12, 2014. As of December 31, 2014, the Company had not made any sales in the Public Offering, and accordingly, has not recorded an obligation to reimburse the Advisor or its affiliates for such costs. Organization costs are expensed as incurred and offering costs, which include selling commissions, dealer manager fees and other offering-related costs, are charged as incurred as a reduction to stockholders’ equity, subject to certain limitations.
Acquisition and Origination Fees
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Asset Management Fee
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
Disposition Fee
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
Subordinated Incentive Listing Fee
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
The Company’s hotel property is leased to a wholly-owned taxable REIT subsidiary, which in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotel.  Lease revenue generated from the taxable REIT subsidiary is eliminated in consolidation.  During the year ended December 31, 2014, the Company’s taxable REIT subsidiary incurred an insignificant amount of net operating loss; however, any deferred tax asset as a result of the taxable REIT subsidiary’s net operating loss has been fully reserved since realization is uncertain due to the taxable REIT subsidiary’s limited operating history.
Segments
The Company invested in an opportunistic real estate investment and originated a loan secured by a non-stabilized real estate asset. In general, the Company intends to hold its investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from opportunistic real estate and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, average revenue per available room, average daily rate and other measures used to describe real estate and real estate-related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or after January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be presented, on the consolidated statements of operations, in continuing operations. ASU No. 2014-08 did not have an impact on the presentation of the Company’s financial statements upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU No. 2014-15 to have a significant impact on its financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a significant impact on its financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”). ASU 2015-02 No. affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU No. 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU No. 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company does not expect the adoption of ASU No. 2014-15 to have a significant impact on its financial statements.

3.	REAL ESTATE
As of December 31, 2014, the Company owned one hotel property. The following table provides summary information regarding the Company’s real estate held for investment as of December 31, 2014:

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,340,112	$12,570,713	$156,408	$40,067,233	$(3,117)	$40,064,116	90.0%
The following table provides detail information regarding Springmaid Beach Resort’s hotel revenue and expense for the year ended December 31, 2014:

Hotel Revenues (1):
Room	$46,016
Food, beverage and convention services	1,869
Campground	5,105
Other	5,477
Hotel Revenues	$58,467

Hotel Expenses (1):
Room	$8,095
Food, beverage and convention services	2,801
Campground	7,161
Other	28,150
Hotel Expenses	$46,207
_____________________
(1) The Company acquired the Springmaid Beach Resort on December 30, 2014 and information presented reflects the hotel revenue and expenses for the two days that the Company owned the property.
Recent Acquisition
Springmaid Beach Resort
On December 30, 2014, the Company, through a joint venture (“Springmaid Property JV”) between the Company’s indirect wholly owned subsidiary and IC Myrtle Beach Holdings LLC (the “JV Partner”), acquired a 30-acre property, containing a 491-room hotel, a 36,000 square foot conference center, a 187-unit recreational vehicle campground and a 1,060-foot pier located at 3200 S. Ocean Boulevard, Myrtle Beach, South Carolina (the “Springmaid Beach Resort”). The Company owns a 90% equity interest in the joint venture.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The purchase price of the Springmaid Beach Resort was $40.1 million plus closing costs.  The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed. The Company allocated $27,340,112 to land, $12,570,713 to building and improvements and $156,408 to tenant origination and absorption costs related to the RV Campground leases. The intangible assets acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 1.0 years for tenant origination and absorption costs.
The Company recorded the acquisition of the Springmaid Beach Resort as a business combination, and expensed $1.6 million of acquisition costs. For the year ended December 31, 2014, the Company recognized $58,467 of total revenues and $46,207 of operating expenses (excluding interest expense) from the Springmaid Beach Resort. The Company owned the Springmaid Beach Resort for two days during the year ended December 31, 2014 and the average occupancy, average revenue per available room and average daily rate during that period was 97%, $44.87 and $46.38, respectively.

4.	REAL ESTATE LOAN RECEIVABLE
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
As of December 31, 2014, the outstanding principal balance and book value of the 655 Summer Street Mortgage Loan was $3.5 million and $3.3 million, respectively. The annualized effective interest rate of the 655 Summer Street Mortgage Loan, calculated as the actual interest income recognized in 2014, using the interest method, annualized and divided by the average amortized cost basis of the investment, was 11.68% as of December 31, 2014.
The following summarizes the activity related to real estate loan receivable for the year ended December 31, 2014:

Real estate loan receivable - December 31, 2013	$—
Origination of real estate loan receivable	3,500,000
Closing costs and origination fees on real estate loan receivable	(208,766)
Amortization of closing costs and origination fees on real estate loan receivable	18,752
Real estate loan receivable - December 31, 2014	$3,309,986
For the year ended December 31, 2014, interest income from the real estate loan receivable consisted of the following:

Contractual interest income	$107,017
Amortization of origination fees and costs and acquisition costs, net	18,752
Interest income from real estate loans receivable	$125,769

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

5.	NOTE PAYABLE
As of December 31, 2014, the Company’s note payable consisted of the following:

	Principal	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort (2)	$26,000,000	One-month LIBOR + 3.00%	3.17%	Interest Only	12/30/2017
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2014. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2014 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2014, where applicable.
(2) See “Springmaid Beach Resort Mortgage Loan” below.
As of December 31, 2014, the Company’s deferred financing costs were $658,721, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the year ended December 31, 2014, the Company incurred $29,200 of interest expense. Of this amount, $4,577 was payable as of December 31, 2014. Included in interest expense for the year ended December 31, 2014 was $1,204 of amortization of deferred financing costs. Interest expense incurred as a result of the Company’s interest rate cap agreement was $23,419 for the year ended December 31, 2014.
The Company’s note payable contains financial and non-financial debt covenants. As of December 31, 2014, the Company was in compliance with all debt covenants.
Springmaid Beach Resort Mortgage Loan
On December 30, 2014, in connection with the acquisition of the Springmaid Beach Resort, the joint venture through which we own our interst in Springmaid Beach Resort (“Springmaid Property JV”) entered into a mortgage loan with Wells Fargo Bank, National Association (the “Lender”), an unaffiliated lender, for borrowings of up to $38.0 million, secured by the Springmaid Beach Resort (the “Springmaid Beach Resort Mortgage Loan”). At closing, $26.0 million of the loan was funded and the remaining $12.0 million was available for future disbursements to be used for renovation costs, subject to certain terms and conditions contained in the loan documents.
The Springmaid Beach Resort Mortgage Loan matures on December 30, 2017, with two one-year extension options, subject to certain terms and conditions contained in the loan documents. The Springmaid Beach Resort Mortgage Loan bears interest at a floating rate of 300 basis points over one-month LIBOR. The Company entered into an interest rate cap that effectively limits one-month LIBOR on $26.0 million of the outstanding loan balance at 3.00% effective December 29, 2014 through January 1, 2018. Monthly payments during the initial term are interest-only, with monthly payments during any extension period also including principal amortization payments of $60,000 per month. Prior to December 30, 2015, Springmaid Property JV has only limited rights to prepay the loan in whole subject to, in certain circumstances, a prepayment fee, and other terms and conditions as described in the loan documents. On or subsequent to December 30, 2015, Springmaid Property JV may prepay the loan, in whole or in part, without the payment of a prepayment fee. The loan documents require the Company to maintain a minimum working capital reserve in an amount sufficient to fund the working capital requirements of the Springmaid Beach Resort through the off-peak season, which amount shall be reduced by any amounts for working capital reserved by the third-party hotel operator.  In addition, until certain renovations are complete the loan documents impose a “cash trap” which restricts the use of accumulated cash from the Springmaid Beach Resort to the payment of working capital shortfalls, renovation expenditures and distributions required to satisfy the Company’s REIT requirements. The working capital reserve was included in restricted cash on the accompanying consolidated balance sheets.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

KBS SOR US Properties II LLC (“SOR US Properties II”), the Company’s wholly owned subsidiary, is providing a: (a) guaranty of the sum of $5,530,000 plus certain other sums described in the loan documents, which guaranteed amount shall decrease pursuant to the terms of the equity contribution guaranty executed by SOR US Properties II in favor of the Lender; (b) guaranty of Springmaid Property JV’s obligations to complete the renovations to the Springmaid Beach Resort, as described in the completion guaranty executed by SOR US Properties II in favor of the Lender; (c) limited guaranty of the Springmaid Beach Resort Mortgage Loan with respect to certain potential fees, costs, expenses, losses or damages incurred or suffered by the Lender as a result of certain intentional actions committed by the Company, Springmaid Property JV, SOR US Properties II, and/or any affiliates of the Company, as applicable, in violation of the loan documents as well as Springmaid Property JV’s obligation to refund certain key money amounts to the third-party hotel operator under the management agreement; and (d) guaranty of the principal balance and any interest or other sums outstanding under the Springmaid Beach Resort Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving Springmaid Property JV or the joint venture (“Springmaid Operations JV”) between the Company’s indirect wholly owned subsidiary which the Company has elected to treat as a TRS and the JV Partner that Springmaid Property JV entered into a lease agreement for the hotel portion of the Springmaid Beach Resort, which includes the resort and conference center.

6.	DERIVATIVE INSTRUMENT
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. The Company does not enter into the derivatives for speculative purposes.
The Company enters into interest rate caps to mitigate its exposure to rising interest rates on its variable rate notes payable. The values of interest rate caps are primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps. As the remaining life of an interest rate cap decreases, the value of the instrument will generally decrease towards zero.
As of December 31, 2014, the Company had one interest rate cap outstanding, which was not designated as a hedging instrument. The following table summarizes the notional amount and other information related to the Company’s derivative instrument as of December 31, 2014. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate	Fair Value of Asset	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000,000	One-month LIBOR at 3.00%	$75,851	Prepaid expenses and other assets

During the year ended December 31, 2014, the Company recorded an unrealized loss of $23,419 on derivative instruments, which was included in interest expense on the accompanying consolidated statements of operations.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

7.	FAIR VALUE DISCLOSURES
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

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

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
Cash and cash equivalents, restricted cash, rent and other receivables and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
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
Derivative instrument: The Company’s derivative instrument is presented at fair value on the accompanying consolidated balance sheets. The valuation of this instrument is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair value of interest rate caps (floors) are determined using the market standard methodology of discounting the future expected cash payments (receipts) which would occur if variable interest rates rise above (below) the strike rate of the caps (floors). The variable interest rates used in the calculation of projected payments (receipts) on the cap (floor) are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.
Note payable: The fair value of the Company’s note payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The following were the face value, carrying amount and fair value of the Company’s real estate loan receivable financial instruments as of December 31, 2014, which carrying amounts do not approximate the fair values:

	December 31, 2014
	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500,000	$3,309,986	$3,238,918
Financial liability:
Note payable	$26,000,000	$26,000,000	$25,998,195
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
During the year ended December 31, 2014, the Company measured the following asset at fair value:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivative	$75,851	$—	$75,851	$—

8.	RELATED PARTY TRANSACTIONS
The Company has entered the Advisory Agreement with the Advisor and the dealer manager agreements with the Dealer Manager, with respect to the Private Offering and the Public Offering, respectively. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Private and Public Offering and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Strategic Opportunity REIT, Inc (“KBS Strategic Opportunity REIT”). The Dealer Manager also serves as the dealer manager for the initial public offering of KBS REIT III and for the dividend reinvestment plan offering for KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT. During the period from July 3, 2013 through December 31, 2013 and the year ended December 31, 2014, no business transactions occurred between the Company and these entities other than as described in the following paragraph.
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the year ended December 31, 2014 and the period from July 3, 2013 to December 31, 2013 and any related amounts payable as of December 31, 2014 and 2013:

	Incurred in the Year Ended	Incurred from the Period from July 3, 2013 to December 31, 2013	Payable as of
	December 31, 2014		December 31, 2014	December 31, 2013
Expensed
Prepaid insurance premiums (1)	$131,691	$43,749	$—	$43,749
Asset management fees	12,585	—	1,855	—
Reimbursable operating expenses (2)	375,464	38,465	142,820	38,465
Real estate acquisition fee	554,666	—	554,666	—
Capitalized
Origination fees on real estate loan receivable	52,537	—	—	—
Additional Paid-in Capital
Sales commissions	1,159,390	—	—	—
Dealer manager fees	739,431	15,870	—	—
Reimbursable other offering costs (3)	397,233	559,601	—	559,601
	$3,422,997	$657,685	$699,341	$641,815
_____________________
(1) Amount reflects directors and officers insurance premiums for the period from December 31, 2013 through June 30, 2015. Of this amount, $95,680 and $32,385 were recorded as insurance expense for the year ended December 31, 2014 and the period from July 3, 2013 to December 31, 2013, respectively, and included in general and administrative expenses in the statement of operations.
The Company, together with KBS REIT I, KBS REIT II, KBS III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, have entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
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
(3) See Note 2, “Summary of Significant Accounting Policies - Related Party Transactions - Organization and Offering Costs” for more information related to other offering costs related to the Private and Public Offering.
Conflicts of Interest
All of the Company’s executive officers, affiliated directors and the key real estate and debt finance professionals assembled by the Advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in the Advisor, the Dealer Manager and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisers to institutional investors in real estate and real estate-related assets and, through KBS Capital Advisors, these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, and KBS Legacy Partners Apartment REIT. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are 1) the determination of whether an investment opportunity should be recommended to the Company or another KBS-sponsored program or KBS-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other KBS-sponsored programs and KBS-advised investors, and the activities in which they are involved; 3) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided the Company; and 4) the fees received by the Advisor, the Dealer Manager, and its affiliates in connection with the Public Offering.

9.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2014 and 2013. The Company acquired one hotel property during the year ended December 31, 2014, which was accounted for as a business combination. The following unaudited pro forma information for the years ended December 31, 2014 and 2013 has been prepared to give effect to the acquisition of the Springmaid Beach Resort as if the acquisition had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the Years Ended December 31,
	2014	2013
Revenues	$19,984,339	$15,924,628
Depreciation and amortization	568,851	$725,259
Net income (loss) attributable to common stockholders	1,850,759	$(315,868)
The unaudited pro forma information for the year ended December 31, 2014 was adjusted to exclude $1.6 million of acquisition costs incurred in 2014 in connection with the acquisition of the above property.

10.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2014:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$28,476	$155,760
Net loss	$(58,916)	$(264,414)	$(227,090)	$(2,018,541)
Net loss attributable to common stockholders	$(58,916)	$(264,414)	$(227,090)	$(1,905,774)
Net loss per common share, basic and diluted	$(0.50)	$(0.47)	$(0.07)	$(0.49)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$—
Net loss	$—	$—	$(4,315)	$(67,053)
Net loss attributable to common stockholders	$—	$—	$(4,315)	$(67,053)
Net loss per common share, basic and diluted	$—	$—	$(0.15)	$(0.95)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

11.	COMMITMENTS AND CONTINGENCIES
Management Agreement
Springmaid Operations JV has entered a management agreement with Doubletree Management LLC, an independent third-party hotel operator (the “Operator”) pursuant to which the Operator will manage and operate the Springmaid Beach Resort.
Pursuant to the management agreement the Operator will receive the following fees:

•
a base fee, which is a percentage of total operating revenue that starts at 2.5% and increases to 2.75% in the second year following the date in which the hotel begins operations under the DoubleTree by Hilton name (the “Brand Commencement Date”) and further increases in the third year following the Brand Commencement Date and thereafter to 3.0%;

•	a campground area management fee, which is 2% of any campground revenue;

•	an incentive fee, which is 15% of operating cash flow (after deduction for capital renewals reserve and Springmaid Property JV’s priority, which is 12% of Springmaid Property JV’s total investment);

•	an additional services fee in the amount reasonably determined by the Operator from time to time; and

•	commencing on the Brand Commencement Date, a brand services fee in the amount of 4% of total rooms revenue, and an other brand services fee in an amount determined by the Operator from time to time.
The management agreement contains specific standards for the operation and maintenance of the hotel, which allows the Operator to maintain uniformity in the system created by the Operator’s franchise. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage and protection of trademarks. Compliance with the management agreement will require the Company to make significant expenditures for capital improvements.
During the year ended December 31, 2014, the Company incurred $1,334 fees related to the management agreement.
Economic Dependency
The Company is dependent on the Advisor, sub-advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2014. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Legal Matters
From time to time, the Company is a party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition, which would require accrual or disclosure of the contingency and the possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of March 23, 2015, the Company had sold 516,958 shares of common stock in the Public Offering for gross offering proceeds of $5.0 million.
Distribution
On March 24, 2015, the Company’s board of directors authorized a stock distribution of 0.01 shares (or 1% based on a $10 stock price) of common stock on each outstanding share of common stock payable to all of the Company’s common stockholders of record as of the close of business on March 25, 2015. The Company expects to issue this stock distribution on or about March 27, 2015.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2014

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Property Held for Investment
Springmaid Beach Resort	Myrtle Beach, SC	90.0%	$26,000,000	$27,340,112	$12,727,121	$40,067,233	$—	$27,340,112	$12,727,121	$40,067,233	$(3,117)	1948/1980/1992/1995/2001	12/30/2014
____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $41.6 million as of December 31, 2014.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014

2014
Real Estate:
Balance at the beginning of the year	$—
Acquisition	40,067,233
Balance at the end of the year	$40,067,233

Accumulated depreciation and amortization:
Balance at the beginning of the year	$—
Depreciation and amortization expense	3,117
Balance at the end of the year	$3,117

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 26, 2015.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 26, 2015
Keith D. Hall
/s/ PETER MCMILLIAN III	Chairman of the Board, President and Director	March 26, 2015
Peter McMillian III
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 26, 2015
David E. Snyder
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 26, 2015
Stacie K. Yamane
/s/ LAURENT DEGRYSE	Director	March 26, 2015
Laurent Degryse
/s/ MICHAEL L. MEYER	Director	March 26, 2015
Michael L. Meyer
/s/ WILLIAM M. PETAK	Director	March 26, 2015
William M. Petak