Form 10-Q
period 2015-03-31
KBS Strategic Opportunity REIT II, Inc.
filed 2015-05-14
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-55424
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
Yes  ☐  No  ☒
As of May 11, 2015, there were 4,792,665 outstanding shares of common stock of KBS Strategic Opportunity REIT II, Inc.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Real estate, net	$40,046,408	$40,064,116
Real estate loan receivable, net	3,324,648	3,309,986
Total real estate and real estate-related investments, net	43,371,056	43,374,102
Cash and cash equivalents	17,750,611	13,256,679
Restricted cash	408,833	543,676
Rents and other receivables	109,413	62,403
Deferred financing costs, prepaid expenses and other assets	1,257,394	1,294,586
Total assets	$62,897,307	$58,531,446
Liabilities and equity
Note payable	$26,000,000	$26,000,000
Accounts payable and accrued liabilities	1,141,891	467,803
Due to affiliates	464,138	699,341
Other liabilities	1,146,260	706,469
Total liabilities	28,752,289	27,873,613
Commitments and contingencies (Note 9)
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 4,522,857 and 3,893,812 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	45,228	38,938
Additional paid-in capital	36,766,743	31,489,224
Cumulative distributions and net losses	(4,218,819)	(2,527,562)
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	32,593,152	29,000,600
Noncontrolling interests	1,551,866	1,657,233
Total equity	34,145,018	30,657,833
Total liabilities and equity	$62,897,307	$58,531,446
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Hotel revenues	$1,704,523	$—
Interest income from real estate loan receivable	95,599	—
Total revenues	1,800,122	—
Expenses:
Hotel expenses	2,237,768	—
Asset management fees to affiliate	83,001	—
General and administrative expenses	352,763	58,916
Depreciation and amortization	181,314	—
Interest expense	299,374	—
Total expenses	3,154,220	58,916
Other income:
Other interest income	2,849	—
Total other income, net	2,849	—
Net loss	(1,351,249)	(58,916)
Net loss attributable to noncontrolling interest	105,367	—
Net loss attributable to common stockholders	$(1,245,882)	$(58,916)
Net loss per common share	$(0.29)	$(0.36)
Weighted-average number of common shares outstanding, basic and diluted	4,252,716	161,763
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014 and the Three Months Ended March 31, 2015 (unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2013	83,295	$833	$152,696	$(71,368)	$82,161	$—	$82,161
Issuance of common stock	3,810,517	38,105	33,696,371	—	33,734,476	—	33,734,476
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(1,898,821)	—	(1,898,821)	—	(1,898,821)
Other offering costs	—	—	(461,022)	—	(461,022)	—	(461,022)
Net loss	—	—	—	(2,456,194)	(2,456,194)	(112,767)	(2,568,961)
Noncontrolling interest contribution	—	—	—	—	—	1,770,000	1,770,000
Balance, December 31, 2014	3,893,812	$38,938	$31,489,224	$(2,527,562)	$29,000,600	$1,657,233	$30,657,833
Issuance of common stock	584,507	5,845	5,686,431	—	5,692,276	—	5,692,276
Stock distributions issued	44,538	445	444,930	(445,375)	—	—	—
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(400,778)	—	(400,778)	—	(400,778)
Other offering costs	—	—	(453,064)	—	(453,064)	—	(453,064)
Net loss		—	—	(1,245,882)	(1,245,882)	(105,367)	(1,351,249)
Balance, March 31, 2015	4,522,857	$45,228	$36,766,743	$(4,218,819)	$32,593,152	$1,551,866	$34,145,018

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(1,351,249)	$(58,916)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	181,314	—
Noncash interest income on real estate-related investment	(14,662)	—
Amortization of deferred financing costs	54,894	—
Unrealized loss on derivative instrument	38,383	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	141,951	—
Rents and other receivables	(47,010)	—
Prepaid expenses and other assets	(56,085)	(107,073)
Accounts payable and accrued liabilities	659,673	—
Due to affiliates	(683,997)	165,972
Other liabilities	439,791	—
Net cash used in operating activities	(636,997)	(17)
Cash Flows from Investing Activities:
Improvements to real estate	(135,128)	—
Restricted cash for capital expenditures	(7,108)	—
Net cash used in investing activities	(142,236)	—
Cash Flows from Financing Activities:
Payments of deferred financing costs	(14,063)	—
Proceeds from issuance of common stock	5,692,276	356,005
Payments of commissions on stock sales and related dealer manager fees	(400,778)	(12,305)
Payments of other offering costs	(4,270)	—
Net cash provided by financing activities	5,273,165	343,700
Net increase in cash and cash equivalents	4,493,932	343,683
Cash and cash equivalents, beginning of period	13,256,679	712,612
Cash and cash equivalents, end of period	$17,750,611	$1,056,295
Supplemental Disclosure of Cash Flow Information:
Interest paid	$141,949	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in capital expenses payable	$28,478	$—
Increase in other offering costs due to affiliates	$448,794	$117,843
Stock distributions issued	$445,375	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

1.	ORGANIZATION
KBS Strategic Opportunity REIT II, Inc. (the “Company”) was formed on February 6, 2013 as a Maryland corporation that intends to elect tax treatment as a real estate investment trust (“REIT”) beginning with the taxable year that ended December 31, 2014. The Company’s business is conducted through KBS Strategic Opportunity Limited Partnership II (the “Operating Partnership”), a Delaware limited partnership formed on February 7, 2013. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. KBS Strategic Opportunity Holdings II LLC (“REIT Holdings”), a Delaware limited liability company formed on February 7, 2013, owns the remaining 99.9% partnership interest in the Operating Partnership and is the sole limited partner. The Company is the sole member and manager of REIT Holdings. The Company has a wholly owned taxable REIT subsidiary (“TRS”), which leases the Company’s hotel property and  in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotel.  The Company’s TRS is subject to federal and state income tax at regular corporate tax rates.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement entered between the Company and the Advisor on July 3, 2013, amended on October 11, 2013, June 26, 2014 and amended and restated on August 12, 2014 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and will manage its portfolio of real estate loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Our advisor has entered into a sub-advisory agreement with STAM Europe, a real estate operating company to provide real estate acquisition and portfolio management services to our advisor in connection with our investments in value-added real estate, distressed debt, and real estate-related investments in Europe. On July 3, 2013, the Company issued 21,739 shares of its common stock to the Advisor at a purchase price of $9.20 per share.
The Company expects to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of March 31, 2015, the Company owned one hotel property and had originated a first mortgage loan.
From July 3, 2013 to August 11, 2014, the Company conducted a private placement offering (the “Private Offering”) exempt from registration under Regulation D of the Securities Act of 1933, as amended (the “Act”). The Company sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in the Private Offering.
On November 14, 2013, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, serves as the dealer manager of the Public Offering pursuant to a dealer manager agreement dated August 12, 2014 (the “Dealer Manager Agreement”). Previously the Dealer Manager served as dealer manager for the Private Offering. The Dealer Manager is responsible for marketing the Company’s shares. On January 7, 2015, the Company broke escrow in the Public Offering and through March 31, 2015, the Company had sold 584,507 shares of common stock for gross offering proceeds of $5.7 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries and joint ventures in which the Company has a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2015 and 2014. For the purpose of determining the weighted average number of shares outstanding, stock distributions issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

During the three months ended March 31, 2015, the Company declared a stock distribution of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock payable to all of our common stockholders of record as of the close of business on March 25, 2015.  This stock distribution, consisting of 44,538 shares of common stock, was issued on March 27, 2015. For the purpose of calculating the dollar amount of stock distributions declared, the Company used the Public Offering’s current offering share price of $10.00 per share (excluding purchase price discounts for certain categories of purchasers).
Square Footage, Occupancy and Other Measures
Square footage, occupancy, average revenue per available room, average daily rate and other measures used to describe real estate and real estate-related investments included in these Condensed Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
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
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items.  Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. ASU No. 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU No. 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company does not believe the adoption of ASU No. 2015-02 will have a material impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs.  ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs, as the Company presents debt issuance costs as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

3.	REAL ESTATE
As of March 31, 2015, the Company, through a consolidated joint venture in which the Company owns a 90% equity interest, owned one hotel property containing  491 rooms, a 36,000 square foot conference center, a 187-unit recreational vehicle campground and a 1,060-foot pier located at 3200 S. Ocean Boulevard, Myrtle Beach, South Carolina (the “Springmaid Beach Resort”). The following table summarizes the Company’s real estate as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Land	$27,340,112	$27,340,112
Buildings and improvements	12,734,319	12,570,713
Tenant origination and absorption costs	156,408	156,408
Total real estate, cost	40,230,839	40,067,233
Accumulated depreciation and amortization	(184,431)	(3,117)
Total real estate, net	$40,046,408	$40,064,116

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

The following table provides summary information regarding Springmaid Beach Resort’s hotel revenues and expenses for the three months ended March 31, 2015:

Hotel Revenues:
Room	$900,525
Food, beverage and convention services	339,608
Campground	249,723
Other	214,667
Hotel Revenues	$1,704,523

Hotel Expenses:
Room	$424,510
Food, beverage and convention services	316,936
General and administrative	305,876
Sales and marketing	209,895
Repairs and maintenance	341,122
Utilities	251,375
Property taxes and insurance	215,532
Other	172,522
Hotel Expenses	$2,237,768
Springmaid Beach Resort’s average occupancy, average revenue per available room and average daily rate during the three months ended March 31, 2015 was 30%, $20.36 and $67.07, respectively.

4.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2015, the Company had originated one real estate loan receivable as follows:

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2015	Book Value as of March 31, 2015 (1)	Book Value as of December 31, 2014 (1)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$3,500,000	$3,324,648	$3,309,986	9.25%	11.68%	10/01/2017
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of March 31, 2015.
The following summarizes the activity related to real estate loan receivable for the three months ended March 31, 2015:

Real estate loan receivable - December 31, 2014	$3,309,986
Amortization of closing costs and origination fees on real estate loan receivable	14,662
Real estate loan receivable - March 31, 2015	$3,324,648

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

For the three months ended March 31, 2015, interest income from the real estate loan receivable consisted of the following:

Contractual interest income	$80,937
Amortization of origination fees and costs and acquisition costs, net	14,662
Interest income from real estate loan receivable	$95,599

5.	NOTE PAYABLE
As of March 31, 2015 and December 31, 2014, the Company’s note payable consisted of the following:

	Principal	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort (2)	$26,000,000	One-month LIBOR + 3.00%	3.17%	Interest Only	12/30/2017
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2015. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2015, using interest rate indices at March 31, 2015, where applicable.
(2) As of March 31, 2015, $26.0 million had been disbursed to the Company and $12.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
As of March 31, 2015 and December 31, 2014, the Company’s deferred financing costs were $603,827 and $658,721, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2015, the Company incurred $299,374 of interest expense. As of March 31, 2015 and December 31, 2014, $68,725 and $4,577 was payable, respectively. Included in interest expense for the three months ended March 31, 2015 was $54,894 of amortization of deferred financing costs. Also included in interest expense for the three months ended March 31, 2015 was $38,383 of unrealized losses on an interest rate cap agreement.
The Company’s note payable contains financial and non-financial debt covenants. As of March 31, 2015, the Company was in compliance with all debt covenants.
The Company’s note payable requires the Company to maintain a minimum working capital reserve in an amount sufficient to fund the working capital requirements of the Springmaid Beach Resort through the off-peak season, which amount shall be reduced by any amounts for working capital reserved by the third-party hotel operator. In addition, until certain renovations are complete the loan documents impose a “cash trap” which restricts the use of accumulated cash from the Springmaid Beach Resort to the payment of working capital shortfalls, renovation expenditures and distributions required to satisfy the Company’s REIT requirements. The working capital reserve was included in restricted cash on the accompanying consolidated balance sheets.

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
March 31, 2015
(unaudited)

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
As of March 31, 2015 and December 31, 2014, the Company had one interest rate cap outstanding, which was not designated as a hedging instrument. The following table summarizes the notional amount and other information related to the Company’s derivative instrument as of March 31, 2015 and December 31, 2014. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

					Fair Value of Asset
Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate	March 31, 2015	December 31, 2014	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000,000	One-month LIBOR at 3.00%	$37,468	$75,851	Prepaid expenses and other assets

During the three months ended March 31, 2015, the Company recorded an unrealized loss of $38,383 on derivative instruments, which was included in interest expense on the accompanying consolidated statements of operations.

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
March 31, 2015
(unaudited)

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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of March 31, 2015 and December 31, 2014, which carrying amounts do not approximate the fair values:

	March 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500,000	$3,324,648	$3,260,256	$3,500,000	$3,309,986	$3,238,918
Financial liability:
Note payable	$26,000,000	$26,000,000	$26,001,706	$26,000,000	$26,000,000	$25,998,195
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual results and the Company’s estimate of value at a future date could be materially different.
During the three months ended March 31, 2015, the Company measured the following asset at fair value:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivative	$37,468	$—	$37,468	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

8.	RELATED PARTY TRANSACTIONS
The Company has entered the Advisory Agreement with the Advisor and dealer manager agreements with the Dealer Manager, with respect to the Private Offering and the Public Offering, respectively. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain offering-related services and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”). The Dealer Manager also serves as the dealer manager for the initial public offering of KBS REIT III and for the DRP offering for KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT. The Advisor and the Dealer Manager anticipate serving in similar roles for a newly-formed REIT, KBS Growth & Income REIT, Inc.
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
During the three months ended March 31, 2015 and 2014, no other business transactions occurred between the Company and these entities other than as described in the following paragraph.
The Advisory Agreement has a one-year term. The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2015 and 2014, respectively, and any related amounts payable as of March 31, 2015 and December 31, 2014:

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2015	2014	2015	2014
Expensed
Prepaid insurance premiums (1)	$—	$131,690	$—	$—
Asset management fees	83,001	—	—	1,855
Reimbursable operating expenses (2)	22,459	34,281	15,344	142,820
Real estate acquisition fee	—	—	—	554,666
Additional Paid-in Capital
Sales commissions	230,009	1,625	—	—
Dealer manager fees	170,769	10,680	—	—
Reimbursable other offering costs	453,064	117,843	448,794	—
	$959,302	$296,119	$464,138	$699,341
_____________________
(1) Amount incurred during the three months ended March 31, 2014 reflects directors and officers insurance premiums for the period from December 31, 2013 through June 30, 2015. Of this amount, $23,688 and $24,617 were recorded as insurance expense for the three months ended March 31, 2015 and 2014, respectively, and included in general and administrative expenses in the statement of operations.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement.  The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company.  These amounts totaled $22,459 for the three months ended March 31, 2015 and were the only employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2015 and 2014.  The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
During the Private Offering, there was no limit on the amount of organization and offering expenses the Company could incur. As of March 31, 2015, the Company had recorded $1,020,623 of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, of which $956,834 were paid by the Advisor or its affiliates on behalf of the Company.
During the Public Offering, pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds in the Public Offering. Through March 31, 2015, the Advisor and its affiliates had incurred organization and offering costs on the Company’s behalf in connection with the Public Offering of approximately $2.8 million. The Company will be liable to reimburse the Advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on organization and offering expenses, does not exceed 15% of the gross proceeds of the Offering. As of March 31, 2015, the Company has paid or accrued $0.4 million in selling commissions and dealer manager fees and $0.5 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and offering costs as of March 31, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

9.	COMMITMENTS AND CONTINGENCIES
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
During the three months ended March 31, 2015, the Company incurred $41,559 of fees related to the management agreement and are included in hotel expenses on the accompanying consolidated statements of operations.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2015. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

10.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of May 11, 2015, the Company had sold 854,315 shares of common stock in the Public Offering for gross offering proceeds of $8.4 million.
Distribution
On April 7, 2015, the Company’s board of directors authorized a stock distribution of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock payable to all of the Company’s common stockholders of record as of the close of business on June 24, 2015. The Company expects to issue this stock distribution on or about June 29, 2015.
Amendment of Dividend Reinvestment Plan
On May 12, 2015, the Company’s board of directors adopted a second amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”).  The Amended Dividend Reinvestment Plan removes the discussion related to the Company’s expected timing for the establishment of an estimated value per share of the Company’s common stock and the concept of establishing an estimated value per share of the Company’s common stock for a purpose other than to set the price to acquire a share in the Public Offering.  These changes conform the Company’s dividend reinvestment plan to changes the Company has adopted to the Company’s expected timing for establishing an estimated value per share of the Company’s common stock to comply with regulatory requirements.  There were no other changes to the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective May 24, 2015.
Amendment of Share Redemption Program
On May 12, 2015, the Company’s board of directors adopted a second amended and restated share redemption program (the “Amended Share Redemption Program”).  The Amended Share Redemption Program conforms the Company’s share redemption program to changes the Company has adopted to the Company’s expected timing for establishing an estimated value per share of the Company’s common stock to comply with regulatory requirements in the same manner as the Amended Dividend Reinvestment Plan discussed above.  Additionally, the Amended Share Redemption Program clarifies the redemption terms available to shares received as stock distributions.  Under the Amended Share Redemption Program, shares received as stock distributions will be deemed to have a purchase price of $10 per share for purposes of determining the price at which such shares are to be redeemed.   Shares received as stock distributions will also be deemed to have been acquired on the same date as the initial share to which the stock distribution shares relate.  Finally, there is no holding period requirement for shares received as stock distributions if all of a stockholder’s shares are to be redeemed.
The Amended Share Redemption Program also provides up to $500,000 in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  For purposes of determining the amount of funds available for redemption under the Amended Share Redemption Program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence are to be made first from this $500,000.  There were no other changes to the Amended Share Redemption Program. The Amended Share Redemption Program will be effective June 13, 2015; however, the $500,000 of additional funds will be available for redemptions in connection with a stockholder’s death, qualifying disability or determination of incompetence beginning on May 29, 2015.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of March 31, 2015, our total assets were $62.9 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on February 6, 2013 as a Maryland corporation and intend to elect tax treatment as a REIT beginning with the taxable year ending December 31, 2014. From July 3, 2013 to August 11, 2014, we conducted a private placement offering exempt from registration under the Securities Act.
On November 14, 2013, we filed a registration statement on Form S-11 with the SEC to register for sale to the public a maximum of 180,000,000 shares of common stock, of which 80,000,000 shares were to be offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on August 12, 2014. KBS Capital Markets Group LLC, an affiliate of our advisor, serves as the dealer manager of the initial public offering pursuant to a dealer manager agreement. Previously the dealer manager served as dealer manager for the private offering. The dealer manager is responsible for marketing our shares.
We intend to use substantially all of the net proceeds from our private and public offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of March 31, 2015, we owned one hotel property and had originated a first mortgage loan.
As of March 31, 2015, we had sold 584,507 shares of common stock for gross offering proceeds of $5.7 million in our initial public offering. We sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on April 2, 2014 and July 31, 2014, we issued 120,106 shares and 132,116 of common stock for $1.0 million and $1.1 million, respectively, in separate private transactions exempt from the registration requirements of the Securities Act.
We have no employees and KBS Capital Advisors has served as our advisor since commencement of the private offering. As our advisor, KBS Capital Advisors manages our day-to-day operations and manages our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf.

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
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014, and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing demand for commodities, in particular oil, has led to a steep price decline in most commodity market prices. In this type of economic environment, deflation is a real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
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
The Federal Reserve has maintained an accommodative monetary policy since the beginning of the financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. In October of 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program has shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets drove unemployment below 6%. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was a slight improvement over 2013’s growth rate of 2.2%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. However, the effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014. The labor force participation rate continues to be low and personal income growth has remained muted. During the first quarter of 2015, U.S. GDP increased at an annual rate of 0.2%.

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
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve is faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our private offering and our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2015, we had sold 584,507 shares of common stock for gross offering proceeds of $5.7 million in our initial public offering. As of March 31, 2015, we had sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
On January 7, 2015, we broke escrow in our initial public offering. If we are unable to raise substantially more funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether we are able to raise substantial funds in the initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Operating cash needs during the three months ended March 31, 2015 were primarily met with proceeds from our now terminated private offering and our initial public offering. As of March 31, 2015, $12.0 million was available under the Springmaid Beach Resort Mortgage Loan for future disbursements to be used for renovation costs, subject to certain terms and conditions contained in the loan documents.
The Springmaid Beach Resort Mortgage Loan requires us to maintain a minimum working capital reserve in an amount sufficient to fund the working capital requirements of the Springmaid Beach Resort through the off-peak season, which amount shall be reduced by any amounts for working capital reserved by the third-party hotel operator. In addition, until certain renovations are complete the loan documents impose a “cash trap” which restricts the use of accumulated cash from the Springmaid Beach Resort to the payment of working capital shortfalls, renovation expenditures and distributions required to satisfy our REIT requirements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses. In connection with the public offering, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us in connection with our initial public offering exceed 15% of our gross offering proceeds from our initial public offering. As of March 31, 2015, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $2.8 million. As of March 31, 2015, the Company has paid or accrued $0.4 million in selling commissions and dealer manager fees and $0.5 million of other organization and offering expenses, which amounts represent our maximum liability for organization and offering costs as of March 31, 2015 based on gross offering proceeds raised in our initial public offering as of March 31, 2015. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of March 31, 2015, our advisor had incurred offering expenses on our behalf related to our private offering of $956,834, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of March 31, 2015, we owned one hotel property and one first mortgage loan. During the three months ended March 31, 2015, net cash used in operating activities was $636,997. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $142,236 for the three months ended March 31, 2015 and primarily consisted of the following:

•	$135,128 of improvements to real estate; and

•	$7,108 of restricted cash for capital expenditures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash provided by financing activities was $5,273,165 for the three months ended March 31, 2015 and consisted primarily of the following:

•
$5,287,228 of net cash provided by offering proceeds related to our ongoing initial public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $405,048; and

•	$14,063 of payments of deferred financing costs.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2015, our borrowings and other liabilities were approximately 47% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2015:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$26,000,000	$—	$26,000,000	$—	$—
Interest payments on outstanding debt obligations (2)	2,268,474	621,345	1,647,129	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2015. We incurred interest expense of $206,097, excluding amortization of deferred financing costs of $54,894 and unrealized loss on interest rate cap of $38,383 for the three months ended March 31, 2015.
Results of Operations
Our results of operations as of March 31, 2015 are not indicative of those expected in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to continue making investments. As of March 31, 2015, we had originated one first mortgage loan and acquired one hotel property, which we funded with proceeds from our private offering and debt financing. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. During the three months ended March 31, 2014, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for that period.
Hotel revenues and interest income from our real estate loan receivable were $1,704,523 and $95,599 for the three months ended March 31, 2015, respectively.
For the three months ended March 31, 2015, total recurring expenses directly related to our real estate and real estate loan receivable were $2,801,457 consisting of $2,237,768 of hotel expenses, $83,001 of asset management fees to affiliate, $181,314 of depreciation and amortization expense and $299,374 of interest expense.
General and administrative expenses for the three months ended March 31, 2015 totaled $352,763. These general and administrative costs consisted primarily of dead deal costs, transfer agent fees, insurance premiums, accounting fees, legal fees, and board of director fees. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf or may be paid directly by us. These offering costs include all expenses incurred by us in connection with our offerings. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate.
During our private offering, there was no limit on the amount of organization and offering costs we could incur. As of March 31, 2015, we had recorded $1,020,623 of offering costs (other than selling commissions and dealer manager fees) related to our private offering, of which $956,834 were paid by our advisor or its affiliates on behalf of us.
During our initial public offering, pursuant to the Advisory Agreement and Dealer Manager Agreement, we are obligated to reimburse our advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of us, provided that our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by us in the Public Offering exceed 15% of gross offering proceeds in the Public Offering. Through March 31, 2015, our advisor and its affiliates had incurred organization and offering costs on our behalf in connection with our initial public offering of approximately $2.8 million. We will be liable to reimburse our advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of the Offering. In addition, at the end of the primary offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceeds 2% of the gross proceeds we raised in our respective offering.
As of March 31, 2015, we had paid or accrued $0.4 million in selling commissions and dealer manager fees and $0.5 million of other organization and offering expenses, which amounts represent our maximum liability for organization and offering costs as of March 31, 2015.
Distributions
On March 24, 2015, our board of directors authorized a stock distribution of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock payable to all of our common stockholders of record as of the close of business on March 25, 2015.  We issued this stock distribution, consisting of 44,538 shares of common stock, on March 27, 2015 and this was the only distribution declared during the first quarter of 2015. Stock distributions are non-taxable to stockholders at the time of distribution.
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
Our board of directors may declare stock distributions on a set monthly or quarterly basis or from time to time. For instance, if our board of directors believes assets in our portfolio have appreciated in value after acquisition or after we have taken control of the assets our board of directors may declare stock distributions to reflect this increase in portfolio value. In addition, our board of directors may also declare cash distributions when it determines we have significant cash flow from operations. We expect that any regular stock distribution paid on a monthly or quarterly basis would be declared based on periodic record dates as opposed to daily record dates as with our cash distributions. Unless our assets appreciate in an amount sufficient to offset the dilutive effect of any stock distributions, the return per share for later investors purchasing our stock will be below the return per share of earlier investors. Especially during the early stages of our operations, our board of directors may determine a stock distribution in lieu of a cash distribution is in our best interest because it will allow us to focus on our investment strategy of investing in opportunistic real estate investments that may generate little or no initial cash flow but have the potential for appreciation. With respect to any non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, we will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property’s management, ownership and future. We also may have more capital available for investment in these properties than their prior owners and operators were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants.

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
To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP. If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. In general, we anticipate making distributions to our stockholders of at least 100% of our REIT taxable income so that none of our income is subject to federal income tax. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
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
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. There have been no significant changes to our policies during 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of May 11, 2015, we had sold 854,315 shares of common stock in our initial public offering for gross offering proceeds of $8.4 million.
Distribution
On April 7, 2015, our board of directors authorized a stock distribution of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock payable to all of our common stockholders of record as of the close of business on June 24, 2015. We expect to issue this stock distribution on or about June 29, 2015.
Amendment of Dividend Reinvestment Plan
On May 12, 2015, our board of directors adopted a second amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”).  The Amended Dividend Reinvestment Plan removes the discussion related to our expected timing for the establishment of an estimated value per share of our common stock and the concept of establishing an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in a primary public offering.  These changes conform our dividend reinvestment plan to changes we have adopted to our expected timing for establishing an estimated value per share of our common stock to comply with regulatory requirements.  There were no other changes to the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective May 24, 2015.
Amendment of Share Redemption Program
On May 12, 2015, our board of directors adopted a second amended and restated share redemption program (the “Amended Share Redemption Program”).  The Amended Share Redemption Program conforms our share redemption program to changes we have adopted to our expected timing for establishing an estimated value per share of our common stock to comply with regulatory requirements in the same manner as the Amended Dividend Reinvestment Plan discussed above.  Additionally, the Amended Share Redemption Program clarifies the redemption terms available to shares received as stock distributions.  Under the Amended Share Redemption Program, shares received as stock distributions will be deemed to have a purchase price of $10 per share for purposes of determining the price at which such shares are to be redeemed.   Shares received as stock distributions will also be deemed to have been acquired on the same date as the initial share to which the stock distribution shares relate.  Finally, there is no holding period requirement for shares received as stock distributions if all of a stockholder’s shares are to be redeemed.
The Amended Share Redemption Program also provides up to $500,000 in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  For purposes of determining the amount of funds available for redemption under the Amended Share Redemption Program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence are to be made first from this $500,000.  There were no other changes to the Amended Share Redemption Program. The Amended Share Redemption Program will be effective June 13, 2015; however, the $500,000 of additional funds will be available for redemptions in connection with a stockholder’s death, qualifying disability or determination of incompetence beginning on May 29, 2015.

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
As of March 31, 2015, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At March 31, 2015, the fair value and carrying value of our fixed rate real estate loan receivable was $3.3 million and $3.3 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2015, we were exposed to market risks related to fluctuations in interest rates on $26.0 million of variable rate debt outstanding. Based on interest rates as of March 31, 2015, if interest rates were 100 basis points higher during the 12 months ending March 31, 2016, interest expense on our variable rate debt would increase by $0.3 million. As of March 31, 2015, one-month LIBOR was 0.17625% and if the LIBOR index was reduced to 0% during the 12 months ending March 31, 2016, interest expense on our variable rate debt would decrease by $45,825.

PART I. FINANCIAL INFORMATION (CONTINUED)
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
Internal Control Over Financial Reporting
We have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We expect to issue management’s first assessment regarding internal control over financial reporting for the year ending December 31, 2015 and to evaluate any changes in our internal controls over financial reporting in each quarterly and annual report thereafter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares (c) whether the redemptions are sought upon a stockholder's death, qualifying disability or determination of incompetence and (d) whether we have established an estimated value per share of our common stock. Currently, the maximum price that may be paid under the program is $10.00 per share, which is the offering price of our shares of common stock in our primary public offering (ignoring purchase price discounts for certain categories of purchasers). Although this value represents the most recent price at which most investors are willing to purchase shares in our primary public offering, this value is likely to differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the $10.00 per share offering price does not reflect, and is not be derived from, the fair market value of our assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets, because the amount of proceeds available for investment from our primary public offering is reduced by selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less and the repurchase is likely to be dilutive to our remaining stockholders. This is particularly the case because shares received as a stock distribution will be deemed to have a purchase price equal to $10.00 even though we received no consideration for the shares. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On August 12, 2014, our Registration Statement on Form S-11 (File No. 333-192331), covering a public offering of up to 100,000,000 shares of common stock in a primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on August 12, 2014 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect to terminate our initial public offering approximately 90 days (as determined by our Chief Executive Officer) after we have announced that we have raised $650 million in our primary initial public offering.  In no event may the primary offering  continue beyond the time period permitted by the rules promulgated by the SEC, which rules provide that absent the filing of a registration statement for a follow-on offering, this primary offering shall terminate after a three-year period. If we have not sold all of the shares by August 12, 2015, we may continue our initial public offering until February 12, 2016. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of March 31, 2015, we had sold 584,507 shares of common stock in our ongoing initial public offering for gross offering proceeds of $5.7 million. As of March 31, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$400,778	Actual
Finders’ fees	—	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding underwriting compensation)	453,064	Actual
Total expenses	$853,842

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	15.0%	Actual
From the commencement of our ongoing initial public offering through March 31, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $4.8 million.
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments.
As of March 31, 2015, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $45.1 million in one hotel property and one first mortgage, including $1.4 million of acquisition fees and closing costs and origination fees and expenses.

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

Pursuant to the program, as amended, unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in the share redemption program), until we establish an estimated value per share of our common stock, the price at which we will redeem the shares is as follows:

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

For purposes of the foregoing, the price paid to acquire shares received as a stock distribution will be deemed to be $10.00 per share.
After we establish an estimated value per share of our common stock and unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability, or determination of incompetence, the price at which we will redeem the shares is as follows:

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
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the shares; provided, that shares purchased by the redeeming stockholder pursuant to our dividend reinvestment plan or received as a stock distribution will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares or stock distribution shares relate. The date of the share’s original issuance by us is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
We expect to establish an estimated value per share no later than 150 days after the second anniversary of the date in which we broke escrow in our initial public offering.
The terms of our share redemption program are more generous with respect to redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence:

•	There is no one-year holding requirement;

•
Additional funds in an amount of up to $500,000 are available to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  For purposes of determining the amount of funds available for redemption, redemptions for a stockholder’s death, qualifying disability or determination of incompetence are to be made first from this $500,000.

•
Until we establish an estimated value per share, which we expect to be no later than June 2017 (as described above), the redemption price is the amount paid to acquire the shares from us; provided that for purposes of the foregoing, the price paid to acquire shares received as a stock distribution will be deemed to be $10.00 per share; and

•
Once we have established an estimated value per share for a purpose other than to set the price to acquire a share in a primary public offering, the redemption price would be the estimated value of the shares, as determined by our board of directors.

Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice.
On May 12, 2015, our board of directors adopted a second amended and restated share redemption program.  For more information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Amendment of Share Redemption Program” herein. The terms of the program as amended and restated are reflected in the disclosure above.
During the three months ended March 31, 2015, we did not redeem any shares pursuant to our share redemption program.

PART II. OTHER INFORMATION (CONTINUED)

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Departure of Chief Financial Officer
On May 8, 2015, David Snyder notified us of his decision to resign as our Chief Financial Officer and from all other officer positions with us, our advisor, its affiliates, and other KBS-sponsored companies.  Mr. Snyder’s resignation will be effective as of June 10, 2015.  Mr. Snyder’s resignation is not due to any disagreement with us, our advisor, its affiliates, and other KBS-sponsored companies.
Amendment of Dividend Reinvestment Plan
On May 12, 2015, our board of directors adopted a second amended and restated dividend reinvestment plan.  For more information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Amendment of Dividend Reinvestment Plan” herein.
Amendment of Share Redemption Program
On May 12, 2015, our board of directors adopted a second amended and restated share redemption program.  For more information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Amendment of Share Redemption Program” herein.

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

4.3	Second Amended and Restated Dividend Reinvestment Plan adopted May 12, 2015

4.4	Escrow Agreement dated May 6, 2014, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program adopted May 12, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	May 14, 2015	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 14, 2015	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)