Form 10-Q
period 2015-06-30
KBS Strategic Opportunity REIT II, Inc.
filed 2015-08-11
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐  No  ☒
As of August 4, 2015, there were 5,947,704 outstanding shares of common stock of KBS Strategic Opportunity REIT II, Inc.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate, net	$40,084,744	$40,064,116
Real estate loan receivable, net	3,339,906	3,309,986
Total real estate and real estate-related investments, net	43,424,650	43,374,102
Cash and cash equivalents	29,846,395	13,256,679
Restricted cash	315,972	543,676
Rents and other receivables	387,091	62,403
Deferred financing costs, prepaid expenses and other assets	1,072,245	1,294,586
Total assets	$75,046,353	$58,531,446
Liabilities and equity
Note payable	$26,000,000	$26,000,000
Accounts payable and accrued liabilities	1,880,674	467,803
Due to affiliates	1,312,609	699,341
Other liabilities	1,465,720	706,469
Total liabilities	30,659,003	27,873,613
Commitments and contingencies (Note 9)
Redeemable common stock	500,000	—
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 5,695,223 and 3,893,812 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	56,952	38,938
Additional paid-in capital	46,084,031	31,489,224
Cumulative distributions and net losses	(3,946,379)	(2,527,562)
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	42,194,604	29,000,600
Noncontrolling interests	1,692,746	1,657,233
Total equity	43,887,350	30,657,833
Total liabilities and equity	$75,046,353	$58,531,446
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Hotel revenues	$5,191,622	$—	$6,896,144	$—
Interest income from real estate loan receivable	97,095	—	192,695	—
Total revenues	5,288,717	—	7,088,839	—
Expenses:
Hotel expenses	3,178,666	—	5,416,433	—
Asset management fees to affiliate	85,002	—	168,003	—
General and administrative expenses	591,007	264,414	943,770	323,331
Depreciation and amortization	183,553	—	364,868	—
Interest expense	279,850	—	579,224	—
Total expenses	4,318,078	264,414	7,472,298	323,331
Other income:
Other interest income	10,871	—	13,720	—
Total other income	10,871	—	13,720	—
Net income (loss)	981,510	(264,414)	(369,739)	(323,331)
Net income attributable to noncontrolling interest	(146,880)	—	(41,513)	—
Net income (loss) attributable to common stockholders	$834,630	$(264,414)	$(411,252)	$(323,331)
Net income (loss) per common share	$0.16	$(0.40)	$(0.09)	$(0.74)
Weighted-average number of common shares outstanding, basic and diluted	5,105,030	658,218	4,706,493	439,316
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014 and the Six Months Ended June 30, 2015 (unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2013	83,295	$833	$152,696	$(71,368)	$82,161	$—	$82,161
Issuance of common stock	3,810,517	38,105	33,696,371	—	33,734,476	—	33,734,476
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(1,898,821)	—	(1,898,821)	—	(1,898,821)
Other offering costs	—	—	(461,022)	—	(461,022)	—	(461,022)
Net loss	—	—	—	(2,456,194)	(2,456,194)	(112,767)	(2,568,961)
Noncontrolling interest contribution	—	—	—	—	—	1,770,000	1,770,000
Balance, December 31, 2014	3,893,812	$38,938	$31,489,224	$(2,527,562)	$29,000,600	$1,657,233	$30,657,833
Issuance of common stock	1,700,654	17,006	16,577,413	—	16,594,419	—	16,594,419
Transfers to redeemable common stock	—	—	(500,000)	—	(500,000)	—	(500,000)
Stock distributions issued	100,757	1,008	1,006,557	(1,007,565)	—	—	—
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(1,201,181)	—	(1,201,181)	—	(1,201,181)
Other offering costs	—	—	(1,287,982)	—	(1,287,982)	—	(1,287,982)
Net loss	—	—	—	(411,252)	(411,252)	41,513	(369,739)
Noncontrolling interest distribution	—	—	—	—	—	(6,000)	(6,000)
Balance, June 30, 2015	5,695,223	$56,952	$46,084,031	$(3,946,379)	$42,194,604	$1,692,746	$43,887,350

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(369,739)	$(323,331)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	364,868	—
Noncash interest income on real estate-related investment	(29,920)	—
Amortization of deferred financing costs	109,787	—
Unrealized loss on derivative instrument	54,267	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	267,000	—
Rents and other receivables	(324,688)	—
Prepaid expenses and other assets	58,287	(83,386)
Accounts payable and accrued liabilities	1,407,534	72,500
Due to affiliates	(663,619)	334,200
Other liabilities	759,251	—
Net cash provided by (used in) operating activities	1,633,028	(17)
Cash Flows from Investing Activities:
Improvements to real estate	(366,096)	—
Restricted cash for capital expenditures	(39,296)	—
Net cash used in investing activities	(405,392)	—
Cash Flows from Financing Activities:
Payments of deferred financing costs	(14,063)	—
Proceeds from issuance of common stock	16,594,419	10,694,011
Payments of commissions on stock sales and related dealer manager fees	(1,201,181)	(391,052)
Payments of other offering costs	(11,095)	—
Distribution to noncontrolling interest	(6,000)	—
Net cash provided by financing activities	15,362,080	10,302,959
Net increase in cash and cash equivalents	16,589,716	10,302,942
Cash and cash equivalents, beginning of period	13,256,679	712,612
Cash and cash equivalents, end of period	$29,846,395	$11,015,554
Supplemental Disclosure of Cash Flow Information:
Interest paid	$350,760	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in capital expenses payable	$19,400	$—
Increase in other offering costs due to affiliates	$1,276,887	$370,589
Increase in other offering costs	$—	$19,863
Stock distributions issued	$1,007,565	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement initially entered between the Company and the Advisor on July 3, 2013 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and will manage its portfolio of real estate loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Our advisor has entered into a sub-advisory agreement with STAM Europe, a real estate operating company to provide real estate acquisition and portfolio management services to our advisor in connection with our investments in value-added real estate, distressed debt, and real estate-related investments in Europe. On July 3, 2013, the Company issued 21,739 shares of its common stock to the Advisor at a purchase price of $9.20 per share.
The Company expects to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of June 30, 2015, the Company owned one hotel property and had originated a first mortgage loan.
From July 3, 2013 to August 11, 2014, the Company conducted a private placement offering (the “Private Offering”) exempt from registration under Regulation D of the Securities Act of 1933, as amended (the “Act”). The Company sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in the Private Offering.
On November 14, 2013, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, serves as the dealer manager of the Public Offering pursuant to a dealer manager agreement dated August 12, 2014 (the “Dealer Manager Agreement”). Previously the Dealer Manager served as dealer manager for the Private Offering. The Dealer Manager is responsible for marketing the Company’s shares. On January 7, 2015, the Company broke escrow in the Public Offering and through June 30, 2015, the Company had sold 1,700,654 shares of common stock in the Public Offering for gross offering proceeds of $16.6 million.
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
June 30, 2015
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Amendment of Dividend Reinvestment Plan
On May 12, 2015, the Company’s board of directors adopted a second amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”).  The Amended Dividend Reinvestment Plan removes the discussion related to the Company’s expected timing for the establishment of an estimated value per share of the Company’s common stock and the concept of establishing an estimated value per share of the Company’s common stock for a purpose other than to set the price to acquire a share in the Public Offering.  These changes conform the Company’s dividend reinvestment plan to changes the Company has adopted to the Company’s expected timing for establishing an estimated value per share of the Company’s common stock to comply with regulatory requirements.  There were no other changes to the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan became effective May 24, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

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
The Amended Share Redemption Program also provides up to $500,000 in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  For purposes of determining the amount of funds available for redemption under the Amended Share Redemption Program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence are to be made first from this $500,000.  There were no other changes to the Amended Share Redemption Program. The Amended Share Redemption Program became effective June 13, 2015; however, the $500,000 of additional funds was available for redemptions in connection with a stockholder’s death, qualifying disability or determination of incompetence beginning on May 29, 2015.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2015 and 2014. For the purpose of determining the weighted average number of shares outstanding, stock distributions issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company declared a stock distribution of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock payable to all of our common stockholders of record as of the close of business on March 25, 2015.  This stock distribution, consisting of 44,538 shares of common stock, was issued on March 27, 2015. The Company declared a stock distribution of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock payable to all of our common stockholders of record as of the close of business on June 24, 2015.  This stock distribution, consisting of 56,219 shares of common stock, was issued on June 29, 2015. For the purpose of calculating the dollar amount of stock distributions declared, the Company used the Public Offering’s current offering share price of $10.00 per share (excluding purchase price discounts for certain categories of purchasers).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Square Footage, Occupancy and Other Measures
Square footage, occupancy, average revenue per available room, average daily rate and other measures used to describe real estate and real estate-related investments included in these Condensed Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. On July 9, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. ASU No. 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU No. 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company is still evaluating the impact of adopting ASU No. 2015-02 on its financial statements, but does not expect the adoption of ASU No. 2015-02 to have a material impact on its financial statements.
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
As of June 30, 2015, the Company, through a consolidated joint venture in which the Company owns a 90% equity interest, owned one hotel property containing 491 rooms, a 36,000 square foot conference center, a 187-unit recreational vehicle campground and a 1,060-foot pier located at 3200 S. Ocean Boulevard, Myrtle Beach, South Carolina (the “Springmaid Beach Resort”). The following table summarizes the Company’s real estate as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Land	$27,340,112	$27,340,112
Buildings and improvements	12,956,209	12,570,713
Tenant origination and absorption costs	156,408	156,408
Total real estate, cost	40,452,729	40,067,233
Accumulated depreciation and amortization	(367,985)	(3,117)
Total real estate, net	$40,084,744	$40,064,116

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

The following table provides summary information regarding Springmaid Beach Resort’s hotel revenues and expenses for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Hotel Revenues:
Room	$3,687,791	$4,588,316
Food, beverage and convention services	666,724	1,006,331
Campground	253,927	503,650
Other	583,180	797,847
Hotel Revenues	$5,191,622	$6,896,144

Hotel Expenses:
Room	$818,621	$1,243,132
Food, beverage and convention services	488,506	805,441
General and administrative	383,579	689,455
Sales and marketing	262,441	472,335
Repairs and maintenance	351,312	692,434
Utilities	194,970	446,345
Property taxes and insurance	215,776	431,308
Other	463,461	635,983
Hotel Expenses	$3,178,666	$5,416,433
Springmaid Beach Resort’s average occupancy, average revenue per available room and average daily rate during the six months ended June 30, 2015 was 48%, $51.59 and $106.90 respectively.

4.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2015, the Company had originated one real estate loan receivable as follows:

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2015	Book Value as of June 30, 2015 (1)	Book Value as of December 31, 2014 (1)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$3,500,000	$3,339,906	$3,309,986	9.25%	11.68%	10/01/2017
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of June 30, 2015.
The following summarizes the activity related to real estate loan receivable for the six months ended June 30, 2015:

Real estate loan receivable - December 31, 2014	$3,309,986
Amortization of closing costs and origination fees on real estate loan receivable	29,920
Real estate loan receivable - June 30, 2015	$3,339,906

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

For the three and six months ended June 30, 2015, interest income from the real estate loan receivable consisted of the following:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Contractual interest income	$81,837	$162,775
Amortization of origination fees and costs and acquisition costs, net	15,258	29,920
Interest income from real estate loan receivable	$97,095	$192,695

5.	NOTE PAYABLE
As of June 30, 2015 and December 31, 2014, the Company’s note payable consisted of the following:

	Principal	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort (2)	$26,000,000	One-month LIBOR + 3.00%	3.18%	Interest Only	12/30/2017
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2015. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2015, using interest rate indices at June 30, 2015, where applicable.
(2) As of June 30, 2015, $26.0 million had been disbursed to the Company and $12.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
As of June 30, 2015 and December 31, 2014, the Company’s deferred financing costs were $548,934 and $658,721, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2015, the Company incurred $279,850 and $579,224 of interest expense, respectively. As of June 30, 2015 and December 31, 2014, $68,987 and $4,577 was payable, respectively. Included in interest expense for the three and six months ended June 30, 2015 was $54,893 and $109,787 of amortization of deferred financing costs, respectively. Also included in interest expense for the three and six months ended June 30, 2015 was $15,884 and $54,267 of unrealized losses on an interest rate cap agreement, respectively.
The Company’s note payable contains financial and non-financial debt covenants. As of June 30, 2015, the Company was in compliance with all debt covenants.
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
June 30, 2015
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
As of June 30, 2015 and December 31, 2014, the Company had one interest rate cap outstanding, which was not designated as a hedging instrument. The following table summarizes the notional amount and other information related to the Company’s derivative instrument as of June 30, 2015 and December 31, 2014. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

					Fair Value of Asset
Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate	June 30, 2015	December 31, 2014	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000,000	One-month LIBOR at 3.00%	$21,584	$75,851	Prepaid expenses and other assets

During the three and six months ended June 30, 2015, the Company recorded an unrealized loss of $15,884 and $54,267 on its derivative instrument, respectively, which was included in interest expense on the accompanying consolidated statements of operations.

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
June 30, 2015
(unaudited)

Cash and cash equivalents, restricted cash, rent and other receivables and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
Real estate loan receivable: The Company’s real estate loan receivable is presented in the accompanying consolidated balance sheets at its amortized cost net of recorded loan loss reserves (if any) and not at fair value. The fair value of real estate loan receivable was estimated using an internal valuation model that considered the expected cash flows for the loan, underlying collateral value (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. The Company classifies these inputs as Level 3 inputs.
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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of June 30, 2015 and December 31, 2014, which carrying amounts do not approximate the fair values:

	June 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500,000	$3,339,906	$3,281,364	$3,500,000	$3,309,986	$3,238,918
Financial liability:
Note payable	$26,000,000	$26,000,000	$25,998,897	$26,000,000	$26,000,000	$25,998,195
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

As of June 30, 2015, the Company measured the following asset at fair value:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivative	$21,584	$—	$21,584	$—

8.	RELATED PARTY TRANSACTIONS
The Company has entered the Advisory Agreement with the Advisor and dealer manager agreements with the Dealer Manager, with respect to the Private Offering and the Public Offering, respectively. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain offering-related services and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”). The Dealer Manager also serves as the dealer manager for the private placement offering of KBS Growth & Income REIT, the initial public offering of KBS REIT III and for the DRP offering for KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above.
During the three and six months ended June 30, 2015 and 2014, no other business transactions occurred between the Company and these other KBS-sponsored programs.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2015 and 2014, respectively, and any related amounts payable as of June 30, 2015 and December 31, 2014:

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Expensed
Prepaid insurance premiums (1)	$—	$—	$—	$131,691	$—	$—
Asset management fees	85,002	—	168,003	—	—	1,855
Reimbursable operating expenses (2)	78,216	168,228	100,675	202,509	35,722	142,820
Real estate acquisition fee	—	—	—	—	—	554,666
Additional Paid-in Capital
Sales commissions	488,076	222,951	718,085	224,576	—	—
Dealer manager fees	312,327	155,796	483,096	166,476	—	—
Reimbursable other offering costs	834,918	252,746	1,287,982	370,589	1,276,887	—
	$1,798,539	$799,721	$2,757,841	$1,095,841	$1,312,609	$699,341
_____________________
(1) Amount incurred during the six months ended June 30, 2014 reflects directors and officers insurance premiums for the period from December 31, 2013 through June 30, 2015. Of this amount, $23,688 and $47,375 were recorded as insurance expense for the three and six months ended June 30, 2015, respectively, and $23,688 and $48,305 were recorded as insurance expense for the three and six months ended June 30, 2014, respectively, and included in general and administrative expenses in the statement of operations.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement.  The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company.  These amounts totaled $51,397 and $73,856 for the three and six months ended June 30, 2015, respectively and were the only employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2015 and 2014.  The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
During the Private Offering, there was no limit on the amount of organization and offering expenses the Company could incur. As of June 30, 2015, the Company had recorded and paid $1,020,623 of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, of which $956,834 were incurred by the Advisor or its affiliates on behalf of the Company.
During the Public Offering, pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds in the Public Offering. Through June 30, 2015, the Advisor and its affiliates had incurred other organization and offering costs on the Company’s behalf in connection with the Public Offering of approximately $3.5 million. The Company will be liable to reimburse the Advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on organization and offering expenses, does not exceed 15% of the gross proceeds of the Offering. As of June 30, 2015, the Company has paid or accrued $1.2 million in selling commissions and dealer manager fees and $1.3 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and offering costs as of June 30, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
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
During the three and six months ended June 30, 2015, the Company incurred $128,940 and $170,499 of fees related to the management agreement, respectively, and are included in hotel expenses on the accompanying consolidated statements of operations.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2015. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
June 30, 2015
(unaudited)

10.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of August 4, 2015, the Company had sold 1,953,135 shares of common stock in the Public Offering for gross offering proceeds of $19.1 million.
Distribution
On August 6, 2015, the Company’s board of directors authorized a stock distribution of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock payable to all of the Company’s common stockholders of record as of the close of business on September 22, 2015. The Company expects to issue this stock distribution on or about September 29, 2015.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of June 30, 2015, our total assets were $75.0 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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
We intend to use substantially all of the net proceeds from our private and public offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of June 30, 2015, we owned one hotel property and had originated a first mortgage loan.
As of June 30, 2015, we had sold 1,700,654 shares of common stock for gross offering proceeds of $16.6 million in our initial public offering. We sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on April 2, 2014 and July 31, 2014, we issued 120,106 shares and 132,116 of common stock for $1.0 million and $1.1 million, respectively, in separate private transactions exempt from the registration requirements of the Securities Act.
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
The global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events in Europe, the Middle East and Asia throughout the summer of 2015, such as the Greek sovereign debt crisis and the fall of the Chinese stock markets. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing demand for commodities and in particular oil, has led to a steep price decline in most commodity market prices which has, in turn, threatened the economies of commodity dependent nations. In the United States, the Federal Reserve has taken a more aggressive position and has indicated its desire to increase interest rates in 2015. In this type of economic environment the level of uncertainty and volatility has increased. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions and the use of monetary policy to combat the lingering effects of the recent recession continue to dominate the performance of the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kickstart its economy. To date, the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement has led to lower European interest rates and a weakening of the Euro against other currencies. In China, the central government has struggled to control its shadow banking system. Recent crackdowns on corruption and the intervention of the government into the country's falling stock market have increased the level of investor uncertainty.
The Federal Reserve has maintained an accommodative monetary policy since the beginning of the 2008 financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. In October 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve. While it is unclear whether such an increase will happen in 2015 or 2016, it now appears likely that an increase is in the Federal Reserve's plans.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the United States, recent economic data has shown a slowing economy. The labor force participation rate continues to be low and personal income growth has remained stagnant. However, slow and steady growth in the labor markets has driven unemployment down to 5.3% as of June 2015. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. However, the effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014. This trend continued in the first quarter of 2015, where U.S. GDP increased at an annual rate of 0.6%.
The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. In 2014, the commercial real estate market recovery spread to secondary and tertiary markets, and most asset classes. The U.S. commercial real estate market has gained favor as an alternative investment class and capital flows continue to improve. In 2015, commercial property values have continued to rise and the U.S. commercial real estate market is currently on pace to set a record in transaction volume. However, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
As the dollar strengthens, the flow of capital into the United States could be curtailed. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. A decrease in flow of capital into the United States could lead to a decrease in the demand for U.S. commercial real estate assets, and result in a decline in commercial real estate values.
After several years of improving market conditions, the recovery in the U.S. residential real estate market has slowed. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2015, investor demand for homes has slowed and the housing market appears to be heading into a consolidation phase as several institutional investors seek an exit to repay investors. All cash purchases of homes, an indicator of institutional investor activity, has dropped dramatically. New home construction numbers have been driven largely by the construction of multifamily projects.
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and military conflict in the Ukraine. In the United States, the Federal Reserve completed the latest phase of QE in 2014 and is now faced with the impact of a strong dollar and the anticipation of increasing interest rates. In the short-term, we anticipate that market conditions will continue to remain strong and volatile. When combined with a challenging global macro-economic environment, these conditions may interfere with the implementation of our business strategy and/or force us to modify it.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our private offering and our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2015, we had sold 1,700,654 shares of common stock for gross offering proceeds of $16.6 million in our initial public offering. We sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our hotel property generates cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel property is primarily dependent upon the occupancy level of our hotel, the average daily rate and how well we manage our expenditures. As of June 30, 2015, $12.0 million was available under the Springmaid Beach Resort Mortgage Loan for future disbursements to be used for renovation costs, subject to certain terms and conditions contained in the loan documents.
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
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of June 30, 2015, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses. In connection with the public offering, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us in connection with our initial public offering exceed 15% of our gross offering proceeds from our initial public offering. As of June 30, 2015, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $3.5 million. As of June 30, 2015, we have paid or accrued $1.2 million in selling commissions and dealer manager fees and $1.3 million of other organization and offering expenses, which amounts represent our maximum liability for organization and offering costs as of June 30, 2015 based on gross offering proceeds raised in our initial public offering as of June 30, 2015. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of June 30, 2015, our advisor had incurred offering expenses on our behalf related to our private offering of $956,834, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2015 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of June 30, 2015, we owned one hotel property and one first mortgage loan. During the six months ended June 30, 2015, net cash provided by operating activities was $1,633,028. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $405,392 for the six months ended June 30, 2015 and consisted of the following:

•	$366,096 of improvements to real estate; and

•	$39,296 of restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities was $15,362,080 for the six months ended June 30, 2015 and consisted of the following:

•
$15,382,143 of net cash provided by offering proceeds related to our ongoing initial public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $1,212,276;

•	$14,063 of payments of deferred financing costs; and

•	$6,000 distribution to noncontrolling interest.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2015, our borrowings and other liabilities were approximately 41% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2015:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$26,000,000	$—	$26,000,000	$—	$—
Interest payments on outstanding debt obligations (2)	2,070,734	417,322	1,653,412	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2015. We incurred interest expense of $415,170, excluding amortization of deferred financing costs of $109,787 and unrealized loss on interest rate cap of $54,267 for the six months ended June 30, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Our results of operations as of June 30, 2015 are not indicative of those expected in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to continue making investments. As of June 30, 2015, we had originated one first mortgage loan and acquired one hotel property, which we funded with proceeds from our private offering and debt financing. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. During the six months ended June 30, 2014, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for that period.
Hotel revenues were $5,191,622 and $6,896,144 for the three and six months ended June 30, 2015, respectively. Interest income from our real estate loan receivable were $97,095 and $192,695 for the three and six months ended June 30, 2015, respectively.
For the three months ended June 30, 2015, total recurring expenses directly related to our real estate and real estate loan receivable were $3,727,071 consisting of $3,178,666 of hotel expenses, $85,002 of asset management fees to affiliate, $183,553 of depreciation and amortization expense and $279,850 of interest expense. For the six months ended June 30, 2015, total recurring expenses directly related to our real estate and real estate loan receivable were $6,528,528 consisting of $5,416,433 of hotel expenses, $168,003 of asset management fees to affiliate, $364,868 of depreciation and amortization expense and $579,224 of interest expense.
General and administrative expenses for the three and six months ended June 30, 2015 totaled $591,007 and $943,770 respectively. These general and administrative costs consisted primarily of transfer agent fees, insurance premiums, accounting fees, legal fees, and board of director fees. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate and real estate-related investments.
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
During our private offering, there was no limit on the amount of organization and offering costs we could incur. As of June 30, 2015, we had recorded $1,020,623 of offering costs (other than selling commissions and dealer manager fees) related to our private offering, of which $956,834 were paid by our advisor or its affiliates on our behalf.
During our initial public offering, pursuant to the advisory agreement and dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of us, provided that our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by us in the Public Offering exceed 15% of gross offering proceeds in the Public Offering. Through June 30, 2015, our advisor and its affiliates had incurred organization and offering costs on our behalf in connection with our initial public offering of approximately $3.5 million. We will be liable to reimburse our advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of the Offering.
As of June 30, 2015, we had paid or accrued $1.2 million in selling commissions and dealer manager fees and $1.3 million of other organization and offering expenses, which amounts represent our maximum liability for organization and offering costs as of June 30, 2015.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On April 7, 2015, our board of directors authorized a stock distribution of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock payable to all of our common stockholders of record as of the close of business on June 24, 2015. We issued this stock distribution, consisting of 56,219 shares of common stock, on June 29, 2015 and this was the only distribution declared during the second quarter of 2015. Stock distributions are non-taxable to stockholders at the time of distribution.
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
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of August 4, 2015, we had sold 1,953,135 shares of common stock in our initial public offering for gross offering proceeds of $19.1 million.
Distribution
On August 6, 2015, our board of directors authorized a stock distribution of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock payable to all of our common stockholders of record as of the close of business on September 22, 2015. We expect to issue this stock distribution on or about September 29, 2015.

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
As of June 30, 2015, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At June 30, 2015, the fair value and carrying value of our fixed rate real estate loan receivable was $3.3 million and $3.3 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2015, we were exposed to market risks related to fluctuations in interest rates on $26.0 million of variable rate debt outstanding. Based on interest rates as of June 30, 2015, if interest rates were 100 basis points higher during the 12 months ending June 30, 2016, interest expense on our variable rate debt would increase by $0.3 million. As of June 30, 2015, one-month LIBOR was 0.18650% and if the LIBOR index was reduced to 0% during the 12 months ending June 30, 2016, interest expense on our variable rate debt would decrease by $48,490.

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
None.
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

As of June 30, 2015, we had sold 1,700,654 shares of common stock in our ongoing initial public offering for gross offering proceeds of $16.6 million. As of June 30, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,201,181	Actual
Finders’ fees	—	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding underwriting compensation)	1,287,982	Actual
Total expenses	$2,489,163

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	15.0%	Actual
From the commencement of our ongoing initial public offering through June 30, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $14.1 million.
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
As of June 30, 2015, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $45.4 million in one hotel property and one first mortgage, including $1.4 million of acquisition fees and closing costs and origination fees and expenses.

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
During the six months ended June 30, 2015, we did not redeem any shares pursuant to our share redemption program.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On August 6, 2015, our board of directors approved our Second Amended and Restated Bylaws (the “Amended Bylaws”).  The Amended Bylaws provide that a special meeting of stockholders must be called upon the written request of stockholders that hold at least 10% of the votes entitled to be cast at such special meeting.  Our bylaws previously provided for calling a special stockholders meeting upon the written request of at least a majority of such stockholders.  The Amended Bylaws also require certain procedures be followed in providing notice of such a special meeting and in holding such meeting.

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

3.1
Articles of Amendment and Restatement adopted on August 11, 2014, incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed September 19, 2014

3.2	Second Amended and Restated Bylaws adopted August 6, 2015

4.1
Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus filed in Pre-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed September 19, 2014

4.3
Second Amended and Restated Dividend Reinvestment Plan adopted May 12, 2015, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

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

99.1
Second Amended and Restated Share Redemption Program adopted May 12, 2015, incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

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

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	August 11, 2015	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 11, 2015	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)