Form 10-Q
period 2015-09-30
KBS Strategic Opportunity REIT II, Inc.
filed 2015-11-12
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐  No  ☒
As of November 9, 2015, there were 7,542,354 outstanding shares of common stock of KBS Strategic Opportunity REIT II, Inc.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate, net	$42,507,635	$40,064,116
Real estate loan receivable, net	3,355,788	3,309,986
Total real estate and real estate-related investments, net	45,863,423	43,374,102
Cash and cash equivalents	37,716,259	13,256,679
Restricted cash	1,780,322	543,676
Rents and other receivables	342,517	62,403
Deferred financing costs, prepaid expenses and other assets	1,070,090	1,294,586
Total assets	$86,772,611	$58,531,446
Liabilities and equity
Note payable	$26,000,000	$26,000,000
Accounts payable and accrued liabilities	2,531,915	467,803
Due to affiliates	1,872,260	699,341
Other liabilities	937,432	706,469
Total liabilities	31,341,607	27,873,613
Commitments and contingencies (Note 9)
Redeemable common stock	500,000	—
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 6,775,264 and 3,893,812 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	67,753	38,938
Additional paid-in capital	55,304,031	31,489,224
Cumulative distributions and net losses	(2,433,627)	(2,527,562)
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	52,938,157	29,000,600
Noncontrolling interests	1,992,847	1,657,233
Total equity	54,931,004	30,657,833
Total liabilities and equity	$86,772,611	$58,531,446
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Hotel revenues	$7,222,565	$—	$14,118,709	$—
Interest income from real estate loan receivable	98,618	28,476	291,313	28,476
Total revenues	7,321,183	28,476	14,410,022	28,476
Expenses:
Hotel expenses	3,688,706	—	9,105,139	—
Asset management fees to affiliate	88,937	2,423	256,940	2,423
General and administrative expenses	616,346	254,035	1,560,117	577,366
Depreciation and amortization	185,148	—	550,016	—
Interest expense	289,711	—	868,935	—
Total expenses	4,868,848	256,458	12,341,147	579,789
Other income:
Other interest income	17,618	892	31,339	892
Total other income	17,618	892	31,339	892
Net income (loss)	2,469,953	(227,090)	2,100,214	(550,421)
Net income attributable to noncontrolling interest	(300,101)	—	(341,614)	—
Net income (loss) attributable to common stockholders	$2,169,852	$(227,090)	$1,758,600	$(550,421)
Net income (loss) per common share	$0.35	$(0.07)	$0.34	$(0.38)
Weighted-average number of common shares outstanding, basic and diluted	6,167,058	3,300,871	5,242,264	1,447,216
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014 and the Nine Months Ended September 30, 2015 (unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2013	83,295	$833	$152,696	$(71,368)	$82,161	$—	$82,161
Issuance of common stock	3,810,517	38,105	33,696,371	—	33,734,476	—	33,734,476
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(1,898,821)	—	(1,898,821)	—	(1,898,821)
Other offering costs	—	—	(461,022)	—	(461,022)	—	(461,022)
Net loss	—	—	—	(2,456,194)	(2,456,194)	(112,767)	(2,568,961)
Noncontrolling interest contribution	—	—	—	—	—	1,770,000	1,770,000
Balance, December 31, 2014	3,893,812	$38,938	$31,489,224	$(2,527,562)	$29,000,600	$1,657,233	$30,657,833
Issuance of common stock	2,714,985	27,150	26,654,046	—	26,681,196	—	26,681,196
Transfers to redeemable common stock	—	—	(500,000)	—	(500,000)	—	(500,000)
Stock dividends issued	166,467	1,665	1,663,000	(1,664,665)	—	—	—
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(2,108,664)	—	(2,108,664)	—	(2,108,664)
Other offering costs	—	—	(1,893,575)	—	(1,893,575)	—	(1,893,575)
Net income	—	—	—	1,758,600	1,758,600	341,614	2,100,214
Noncontrolling interest distribution	—	—	—	—	—	(6,000)	(6,000)
Balance, September 30, 2015	6,775,264	$67,753	$55,304,031	$(2,433,627)	$52,938,157	$1,992,847	$54,931,004

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$2,100,214	$(550,421)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	550,016	—
Noncash interest income on real estate-related investment	(45,802)	(4,194)
Amortization of deferred financing costs	173,485	—
Unrealized loss on derivative instrument	68,283	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(1,118,016)	—
Rents and other receivables	(280,114)	(24,281)
Prepaid expenses and other assets	17,947	(59,993)
Accounts payable and accrued liabilities	1,596,085	228,328
Due to affiliates	(697,526)	(82,214)
Other liabilities	230,963	—
Net cash provided by (used in) operating activities	2,595,535	(492,775)
Cash Flows from Investing Activities:
Investment in real estate loan receivable	—	(3,276,105)
Improvements to real estate	(2,546,664)	—
Restricted cash for capital expenditures	(118,630)	—
Net cash used in investing activities	(2,665,294)	(3,276,105)
Cash Flows from Financing Activities:
Payments of deferred financing costs	(14,063)	—
Proceeds from issuance of common stock	26,681,196	33,734,476
Payments of commissions on stock sales and related dealer manager fees	(2,108,664)	(1,898,821)
Payments of other offering costs	(23,130)	(1,003,738)
Distribution to noncontrolling interest	(6,000)	—
Net cash provided by financing activities	24,529,339	30,831,917
Net increase in cash and cash equivalents	24,459,580	27,063,037
Cash and cash equivalents, beginning of period	13,256,679	712,612
Cash and cash equivalents, end of period	$37,716,259	$27,775,649
Supplemental Disclosure of Cash Flow Information:
Interest paid	$562,476	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in other closing costs payable related to real estate loan receivable	$—	$15,129
Increase in accrued improvements to real estate	$446,871	$—
Increase in other offering costs due to affiliates	$1,870,445	$—
Increase in other offering costs payable	$—	$20,649
Stock dividends issued	$1,664,665	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

1.	ORGANIZATION
KBS Strategic Opportunity REIT II, Inc. (the “Company”) was formed on February 6, 2013 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2014. The Company’s business is conducted through KBS Strategic Opportunity Limited Partnership II (the “Operating Partnership”), a Delaware limited partnership formed on February 7, 2013. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. KBS Strategic Opportunity Holdings II LLC (“REIT Holdings”), a Delaware limited liability company formed on February 7, 2013, owns the remaining 99.9% partnership interest in the Operating Partnership and is the sole limited partner. The Company is the sole member and manager of REIT Holdings. The Company has a wholly owned taxable REIT subsidiary (“TRS”), which leases the Company’s hotel property and  in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotel.  The Company’s TRS is subject to federal and state income tax at regular corporate tax rates.
Subject to certain restrictions and limitations, the business of the Company has been externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, since July 2013 pursuant to an advisory agreement the Company renewed with the Advisor for an additional one-year term effective August 12, 2015 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. The Advisor has entered into a sub-advisory agreement with STAM Europe, a real estate operating company to provide real estate acquisition and portfolio management services to the Advisor in connection with the Company’s investments in value-added real estate, distressed debt, and real estate-related investments in Europe. On July 3, 2013, the Company issued 21,739 shares of its common stock to the Advisor at a purchase price of $9.20 per share.
The Company expects to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of September 30, 2015, the Company owned one hotel property and had originated a first mortgage loan.
From July 3, 2013 to August 11, 2014, the Company conducted a private placement offering (the “Private Offering”) exempt from registration under Regulation D of the Securities Act of 1933, as amended (the “Act”). The Company sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in the Private Offering.
On November 14, 2013, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, serves as the dealer manager of the Public Offering pursuant to a dealer manager agreement dated August 12, 2014 (the “Dealer Manager Agreement”). Previously the Dealer Manager served as dealer manager for the Private Offering. The Dealer Manager is responsible for marketing the Company’s shares. On January 7, 2015, the Company broke escrow in the Public Offering and through September 30, 2015, the Company had sold 2,714,985 shares of common stock in the Public Offering for gross offering proceeds of $26.7 million.
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
September 30, 2015
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Amendment of Share Redemption Program
On May 12, 2015, the Company’s board of directors adopted a second amended and restated share redemption program (the “Amended Share Redemption Program”).  The Amended Share Redemption Program conforms the Company’s share redemption program to changes the Company has adopted to the Company’s expected timing for establishing an estimated value per share of the Company’s common stock to comply with regulatory requirements in the same manner as the Amended Dividend Reinvestment Plan discussed above.  Additionally, the Amended Share Redemption Program clarifies the redemption terms available to shares received as stock dividends.  Under the Amended Share Redemption Program, shares received as stock dividends will be deemed to have a purchase price of $10 per share for purposes of determining the price at which such shares are to be redeemed.   Shares received as stock dividends will also be deemed to have been acquired on the same date as the initial share to which the stock dividend shares relate.  Finally, there is no holding period requirement for shares received as stock dividends if all of a stockholder’s shares are to be redeemed.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The Amended Share Redemption Program also provides up to $500,000 in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” each as defined in the Amended Share Redemption Program.  For purposes of determining the amount of funds available for redemption under the Amended Share Redemption Program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence are to be made first from this $500,000.  There were no other changes to the Amended Share Redemption Program. The Amended Share Redemption Program became effective June 13, 2015; however, the $500,000 of additional funds was available for redemptions in connection with a stockholder’s death, qualifying disability or determination of incompetence beginning on May 29, 2015.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2015 and 2014. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company declared a stock dividend of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on March 25, 2015.  This stock dividend consisted of 44,538 shares of common stock and was issued on March 27, 2015. The Company declared a stock dividend of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on June 24, 2015.  This stock dividend consisted of 56,219 shares of common stock and was issued on June 29, 2015. The Company declared a stock dividend of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on September 22, 2015.  This stock dividend consisted of 65,710 shares of common stock and was issued on September 29, 2015.
For the purpose of calculating the dollar amount of stock dividend declared, the Company used the current offering price of $10.00 per share (excluding purchase price discounts for certain categories of purchasers in the Public Offering).
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
September 30, 2015
(unaudited)

Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”), which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs, as the Company presents debt issuance costs as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”). The amendments in ASU No. 2015-16 require that in a business combination, an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years and is to be applied prospectively. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU No. 2015-16 to have a significant impact on its financial statements.

3.	REAL ESTATE
As of September 30, 2015, the Company, through a consolidated joint venture in which the Company owns a 90% equity interest, owned one hotel property containing 452 rooms, a 36,000 square foot conference center, a 187-unit recreational vehicle campground and a 1,060-foot pier located at 3200 S. Ocean Boulevard, Myrtle Beach, South Carolina (the “Springmaid Beach Resort”). On September 7, 2015, the Company commenced renovation of the hotel property which resulted in the elimination of 39 rooms. The following table summarizes the Company’s real estate as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Land	$27,396,812	$27,340,112
Buildings and improvements	15,507,548	12,570,713
Tenant origination and absorption costs	156,408	156,408
Total real estate, cost	43,060,768	40,067,233
Accumulated depreciation and amortization	(553,133)	(3,117)
Total real estate, net	$42,507,635	$40,064,116

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The following table provides summary information regarding Springmaid Beach Resort’s hotel revenues and expenses for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Hotel Revenues:
Room	$5,218,674	$9,806,989
Food, beverage and convention services	902,739	1,909,071
Campground	258,848	762,498
Other	842,304	1,640,151
Hotel Revenues	$7,222,565	$14,118,709

Hotel Expenses:
Room	$982,541	$2,225,673
Food, beverage and convention services	610,932	1,416,374
General and administrative	399,010	1,088,464
Sales and marketing	212,044	684,379
Repairs and maintenance	416,067	1,108,501
Utilities	254,193	700,538
Property taxes and insurance	306,383	737,691
Other	507,536	1,143,519
Hotel Expenses	$3,688,706	$9,105,139
Springmaid Beach Resort’s average occupancy, average revenue per available room and average daily rate during the three months ended September 30, 2015 was 90%, $117.92 and $131.69, respectively, and during the nine months ended September 30, 2015 was 62%, $73.63 and $118.81, respectively.

4.	REAL ESTATE LOAN RECEIVABLE
As of September 30, 2015, the Company had originated one real estate loan receivable as follows:

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2015	Book Value as of September 30, 2015 (1)	Book Value as of December 31, 2014 (1)	Contractual Interest Rate (2)	Annualized Effective Interest Rate (2)	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$3,500,000	$3,355,788	$3,309,986	9.25%	11.68%	10/01/2017
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of September 30, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2015:

Real estate loan receivable - December 31, 2014	$3,309,986
Amortization of closing costs and origination fees on real estate loan receivable	45,802
Real estate loan receivable - September 30, 2015	$3,355,788
For the three and nine months ended September 30, 2015, interest income from the real estate loan receivable consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual interest income	$82,736	$24,282	$245,511	$24,282
Amortization of closing costs and origination fees, net	15,882	4,194	45,802	4,194
Interest income from real estate loan receivable	$98,618	$28,476	$291,313	$28,476

5.	NOTE PAYABLE
As of September 30, 2015 and December 31, 2014, the Company’s note payable consisted of the following:

	Principal	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort (2)	$26,000,000	One-month LIBOR + 3.00%	3.20%	Interest Only	12/30/2017
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2015. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2015, using interest rate indices at September 30, 2015, where applicable.
(2) As of September 30, 2015, $26.0 million had been disbursed to the Company and $12.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
As of September 30, 2015 and December 31, 2014, the Company’s deferred financing costs were $520,455 and $658,721, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2015, the Company incurred $289,711 and $868,935 of interest expense, respectively. As of September 30, 2015 and December 31, 2014, $69,268 and $4,577 was payable, respectively. Included in interest expense for the three and nine months ended September 30, 2015 was $63,698 and $173,485 of amortization of deferred financing costs, respectively. Also included in interest expense for the three and nine months ended September 30, 2015 was $14,016 and $68,283 of unrealized losses on an interest rate cap agreement, respectively.
The Company’s note payable contains financial and non-financial debt covenants. As of September 30, 2015, the Company was in compliance with all debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

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
As of September 30, 2015 and December 31, 2014, the Company had one interest rate cap outstanding, which was not designated as a hedging instrument. The following table summarizes the notional amount and other information related to the Company’s derivative instrument as of September 30, 2015 and December 31, 2014. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

					Fair Value of Asset
Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate	September 30, 2015	December 31, 2014	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000,000	One-month LIBOR at 3.00%	$7,568	$75,851	Deferred financing costs, prepaid expenses and other assets

During the three and nine months ended September 30, 2015, the Company recorded an unrealized loss of $14,016 and $68,283 on its derivative instrument, respectively, which was included in interest expense on the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

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
September 30, 2015
(unaudited)

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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of September 30, 2015 and December 31, 2014, which carrying amounts do not approximate the fair values:

	September 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500,000	$3,355,788	$3,302,227	$3,500,000	$3,309,986	$3,238,918
Financial liability:
Note payable	$26,000,000	$26,000,000	$26,002,760	$26,000,000	$26,000,000	$25,998,195
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual results and the Company’s estimate of value at a future date could be materially different.
As of September 30, 2015, the Company measured the following asset at fair value:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivative	$7,568	$—	$7,568	$—

8.	RELATED PARTY TRANSACTIONS
The Company has entered the Advisory Agreement with the Advisor and dealer manager agreements with the Dealer Manager, with respect to the Private Offering and the Public Offering, respectively. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain offering-related services and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”). The Dealer Manager also serves as the dealer manager for the private placement offering of KBS Growth & Income REIT and for the DRP offering for KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

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
During the three and nine months ended September 30, 2015 and 2014, no other business transactions occurred between the Company and these other KBS-sponsored programs.
The Advisory Agreement has a one-year term. The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2015 and 2014, respectively, and any related amounts payable as of September 30, 2015 and December 31, 2014:

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Expensed
Prepaid insurance premiums (1)	$—	$—	$—	$131,691	$—	$—
Asset management fees	88,937	2,423	256,940	2,423	—	1,855
Reimbursable operating expenses (2)	46,408	151,202	147,083	353,711	1,815	142,820
Real estate acquisition fee	—	—	—	—	—	554,666
Capitalized
Origination fees on real estate loan receivable	—	52,537	—	52,537	—	—
Additional Paid-in Capital
Sales commissions	604,880	934,814	1,322,965	1,159,390	—	—
Dealer manager fees	302,603	572,955	785,699	739,431	—	—
Reimbursable other offering costs	603,533	26,384	1,891,515	396,973	1,870,445	—
	$1,646,361	$1,740,315	$4,404,202	$2,836,156	$1,872,260	$699,341
_____________________
(1) Amount incurred during the nine months ended September 30, 2014 reflects directors and officers insurance premiums for the period from December 31, 2013 through June 30, 2015. Of this amount $47,375 was recorded as insurance expense for the nine months ended September 30, 2015, and $23,688 and $71,992 were recorded as insurance expense for the three and nine months ended September 30, 2014, respectively, and included in general and administrative expenses in the statement of operations.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement.  The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company.  These amounts totaled $46,408 and $120,264 for the three and nine months ended September 30, 2015, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2015 and 2014.  The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

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
During the Private Offering, there was no limit on the amount of organization and offering expenses the Company could incur. As of September 30, 2015, the Company had recorded and paid $1,020,623 of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, of which $956,834 were incurred by the Advisor or its affiliates on behalf of the Company.
During the Public Offering, pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that no reimbursements made by the Company to the Advisor or the Dealer Manager may cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Public Offering as of the date of reimbursement. In addition, the Advisor is obligated to reimburse the Company at the termination of the Public Offering to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds in the Public Offering. Through September 30, 2015, the Advisor and its affiliates had incurred other organization and offering costs on the Company’s behalf in connection with the Public Offering of approximately $4.3 million. As of September 30, 2015, the Company has paid or accrued $2.1 million in selling commissions and dealer manager fees and $1.9 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and offering costs as of September 30, 2015.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

During the three and nine months ended September 30, 2015, the Company incurred $179,569 and $350,068 of fees related to the management agreement, respectively, and are included in hotel expenses on the accompanying consolidated statements of operations.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2015. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of November 9, 2015, the Company had sold 3,482,075 shares of common stock in the Public Offering for gross offering proceeds of $34.3 million.
Distribution
On November 10, 2015, the Company’s board of directors authorized a stock dividend of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock payable to all stockholders of record as of the close of business on December 16, 2015. The Company expects to issue this stock dividend on or about December 23, 2015.
Probable Real Estate Investment
Q+C Hotel
On October 12, 2015, the Company, through a joint venture (the “Q&C Hotel Joint Venture”) between its indirect wholly owned subsidiary and EH Q&C, LLC (the “ Q&C JV Partner”), entered into a purchase and sale agreement to acquire a 196-room hotel in New Orleans, Louisiana (the “Q&C Hotel”). Neither the Q&C JV Partner nor the seller is affiliated with the Company or its advisor.  The contractual purchase price of the Q&C Hotel is $51.2 million plus closing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The Company owns a 90% equity interest in the Q&C Hotel Joint Venture. The Q&C JV Partner is the managing member of the joint venture; however, its authority is limited, as the Company must give approval of major decisions involving the business of the joint venture or the Q&C Hotel and its operations, in the manner set forth in the limited liability company agreement of the joint venture. Income, losses and distributions are generally allocated based on the members’ respective equity interests, subject to adjustments based on certain performance thresholds set forth in the joint venture agreement. Additionally, in certain circumstances described in the joint venture agreement, the Company and the Q&C JV Partner may be required to make additional capital contributions to the joint venture, in proportion to its equity interests.
The Q&C Hotel Joint Venture intends to fund the acquisition of the Q&C Hotel with capital contributions from its members and with proceeds from a mortgage loan. The joint venture is currently negotiating the terms of the mortgage loan. The Company intends to fund its contribution to the joint venture with proceeds from the now terminated Private Offering and the Public Offering.
Pursuant to the purchase and sale agreement, the Q&C Hotel Joint Venture would be obligated to purchase the property only after satisfaction of agreed-upon closing conditions.  There can be no assurance that the joint venture will complete the acquisition. In some circumstances, if the joint venture fails to complete the acquisition after the expiration of the due diligence period, it may forfeit up to $2.0 million.
If the joint venture completes this acquisition, the hotel will be leased to its indirect wholly owned subsidiary, as the lessee, under a separate hotel lease agreement between the lessee and the joint venture. We expect the lease will provide for annual base rent and percentage rent. In addition, if the acquisition is completed, the lessee will enter into a hotel management agreement with an affiliate of the Q&C JV Partner. The manager will be responsible for managing and supervising the daily operations of the hotel and for the collection of revenues for the benefit of the lessee.
The Q&C Hotel was built in 1913 and completely renovated in 2014.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of September 30, 2015, our total assets were $86.8 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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
Overview
We were formed on February 6, 2013 as a Maryland corporation that elected to be taxed as a REIT beginning with the taxable year ending December 31, 2014. From July 3, 2013 to August 11, 2014, we conducted a private placement offering exempt from registration under the Securities Act.
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
We intend to use substantially all of the net proceeds from our private and public offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of September 30, 2015, we owned one hotel property and had originated a first mortgage loan.
As of September 30, 2015, we had sold 2,714,985 shares of common stock for gross offering proceeds of $26.7 million in our initial public offering. We sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on April 2, 2014 and July 31, 2014, we issued 120,106 shares and 132,116 of common stock for $1.0 million and $1.1 million, respectively, in separate private transactions exempt from the registration requirements of the Securities Act.
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
We have elected to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ending December 31, 2014. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we have been organized and operate in a manner that qualifies for treatment as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2014, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. The escalating war with the Islamic State and the epidemic of refugees fleeing Syria have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a weakening of global economic conditions. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and the possibility of deflation becomes a very real risk. While the U.S. economy has rebounded from the 2008-2009 recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kick start the country’s economy. To date the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. The Japanese economy remains weak, with little or no economic growth. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement led to lower European interest rates and a weakening of the Euro against other currencies. With much of the EU economy still experiencing low or negative economic growth, the ECB is now poised to increase its QE program by broadening the amount and type of securities purchased. It is difficult to predict how all of this economic stimulus will unwind. While the goal of the easy monetary policy is to stimulate economic growth, the possibility of negative unintended consequences occurring, such as deflation, appears to be very real.
From the beginning of the financial crisis, the Federal Reserve has maintained an accommodative monetary policy. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In October 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve. As of third quarter of 2015, the Federal Reserve had not yet increased interest rates, but it is expected that sometime soon the Federal Reserve will make such an increase.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 5.0% as of October 2015. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In the first quarter of 2015, growth was well below expectations at 0.6%. The second quarter of 2015 rebounded strongly with 3.9%, and the third quarter of 2015 has come in at an initial level of 1.5%. The muted third quarter growth is being explained as the result of a strong dollar and a decrease in demand for U.S. exports. Throughout 2015 corporate revenues and earnings have experienced a reduced level of growth.
With the backdrop of increasing levels of global political conflict and deteriorating economic conditions, the U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from strong inflows of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. Now investors have branched into secondary and tertiary markets, and demand for investments is leading to an uptick in construction and development. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. Some fear the potential creation of an asset bubble, particularly in the gateway metropolitan markets. A potential bubble could decrease the flow of capital into the United States and could lead to a decrease in the demand for U.S. commercial real estate assets, resulting in a decline in commercial real estate values.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our private offering and our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2015, we had sold 2,714,985 shares of common stock for gross offering proceeds of $26.7 million in our initial public offering. We sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
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
Our hotel property generates cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel property is primarily dependent upon the occupancy level of our hotel, the average daily rate and how well we manage our expenditures. As of September 30, 2015, $12.0 million was available under the Springmaid Beach Resort Mortgage Loan for future disbursements to be used for renovation costs, subject to certain terms and conditions contained in the loan documents.
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
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of September 30, 2015, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses, provided that no reimbursements made by us to our advisor or dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our public offering as of the date of reimbursement. In connection with the public offering, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us in connection with our initial public offering exceed 15% of our gross offering proceeds from our initial public offering. As of September 30, 2015, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $4.3 million. As of September 30, 2015, we have paid or accrued $2.1 million in selling commissions and dealer manager fees and $1.9 million of other organization and offering expenses, which amounts represent our maximum liability for organization and offering costs as of September 30, 2015 based on gross offering proceeds raised in our initial public offering as of September 30, 2015. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of September 30, 2015, our advisor had incurred offering expenses on our behalf related to our private offering of $956,834, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
We have elected to be taxed as a REIT and operate as a REIT as of our taxable year ending December 31, 2014. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2015 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of September 30, 2015, we owned one hotel property and one first mortgage loan. During the nine months ended September 30, 2015, net cash provided by operating activities was $2,595,535. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash used in investing activities was $2,665,294 for the nine months ended September 30, 2015 and consisted of the following:

•	$2,546,664 of improvements to real estate; and

•	$118,630 of restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities was $24,529,339 for the nine months ended September 30, 2015 and consisted of the following:

•
$24,549,402 of net cash provided by offering proceeds related to our ongoing initial public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $2,131,794;

•	$14,063 of payments of deferred financing costs; and

•	$6,000 distribution to noncontrolling interest.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2015, our borrowings and other liabilities were approximately 37% and 36% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2015:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$26,000,000	$—	$26,000,000	$—	$—
Interest payments on outstanding debt obligations (2)	1,871,431	209,710	1,661,721	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect at September 30, 2015. We incurred interest expense of $627,167, excluding amortization of deferred financing costs of $173,485 and unrealized loss on interest rate cap of $68,283 for the nine months ended September 30, 2015.
Results of Operations
Our results of operations as of September 30, 2015 are not indicative of those expected in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to continue making investments. As of September 30, 2014, we had originated one first mortgage loan, which we funded with proceeds from our now terminated private offering. Interest income from our real estate loan receivable, recognized using the interest method, was $28,476 for the three and nine months ended September 30, 2014. We incurred asset management fees with respect to our real estate loan receivable of $2,423 for the three and nine months ended September 30, 2014. General and administrative expenses for the three and nine months ended September 30, 2014 totaled $254,035 and $577,366, respectively. These general and administrative costs consisted primarily of dead deal costs, transfer agent fees, insurance premiums, accounting fees, legal fees, and board of director fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2015, we had originated one first mortgage loan and acquired one hotel property, which we funded with proceeds from our private offering and debt financing. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Hotel revenues were $7,222,565 and $14,118,709 for the three and nine months ended September 30, 2015, respectively. Interest income from our real estate loan receivable, recognized using the interest method, was $98,618 and $291,313 for the three and nine months ended September 30, 2015, respectively.
For the three months ended September 30, 2015, total expenses directly related to our real estate and real estate loan receivable were $4,252,502 consisting of $3,688,706 of hotel expenses, $88,937 of asset management fees to affiliate, $185,148 of depreciation and amortization expense and $289,711 of interest expense. For the nine months ended September 30, 2015, total expenses directly related to our real estate and real estate loan receivable were $10,781,030 consisting of $9,105,139 of hotel expenses, $256,940 of asset management fees to affiliate, $550,016 of depreciation and amortization expense and $868,935 of interest expense. All asset management fees incurred as of September 30, 2015 have been paid.
General and administrative expenses for the three and nine months ended September 30, 2015 totaled $616,346 and $1,560,117 respectively. These general and administrative costs consisted primarily of transfer agent fees, insurance premiums, accounting fees, legal fees, and board of director fees. General and administrative expenses increased in 2015 primarily due to the commencement of our initial public offering and the acquisition of one hotel property. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate and real estate-related investments.
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
During our private offering, there was no limit on the amount of organization and offering costs we could incur. As of September 30, 2015, we had recorded $1,020,623 of offering costs (other than selling commissions and dealer manager fees) related to our private offering, of which $956,834 were paid by our advisor or its affiliates on our behalf.
During our initial public offering, pursuant to the advisory agreement and dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of us, provided that no reimbursements made by us to our advisor or the dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Public Offering as of the date of reimbursement. In addition, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by us in the Public Offering exceed 15% of gross offering proceeds in the Public Offering. Through September 30, 2015, our advisor and its affiliates had incurred organization and offering costs on our behalf in connection with our initial public offering of approximately $4.3 million.
As of September 30, 2015, we had paid or accrued $2.1 million in selling commissions and dealer manager fees and $1.9 million of other organization and offering expenses, which amounts represent our maximum liability for organization and offering costs as of September 30, 2015.
Distributions
On March 24, 2015, our board of directors authorized a stock dividend of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on March 25, 2015.  We issued this stock dividend, consisting of 44,538 shares of common stock, on March 27, 2015 and this was the only distribution declared during the first quarter of 2015. Stock dividends are non-taxable to stockholders at the time of issuance.
On April 7, 2015, our board of directors authorized a stock dividend of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on June 24, 2015. We issued this stock dividend, consisting of 56,219 shares of common stock, on June 29, 2015 and this was the only distribution declared during the second quarter of 2015. Stock dividends are non-taxable to stockholders at the time of issuance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On September 22, 2015, our board of directors authorized a stock dividend of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on September 29, 2015. We issued this stock dividend, consisting of 65,710 shares of common stock, on September 29, 2015 and this was the only distribution declared during the third quarter of 2015. Stock dividends are non-taxable to stockholders at the time of issuance.
We will declare cash or stock dividends when our board of directors determines we have sufficient cash flow from operations, appreciation in our investments relative to aggregate acquisition cost, investment activities and/or strategic financings. This policy reflects our focus on acquiring an investment portfolio with a total return profile that is composed of a combination of assets that have potential for long-term appreciation and/or stabilized cash flow from operations upon lease-up or other enhancement.
Our board of directors may declare stock dividends on a set monthly or quarterly basis or from time to time. For instance, if our board of directors believes assets in our portfolio have appreciated in value after acquisition or after we have taken control of the assets our board of directors may declare stock dividends to reflect this increase in portfolio value. In addition, our board of directors may also declare cash distributions when it determines we have significant cash flow from operations. We expect that any regular stock dividend paid on a monthly or quarterly basis would be declared based on periodic record dates as opposed to daily record dates as with our cash distributions. Unless our assets appreciate in an amount sufficient to offset the dilutive effect of any stock dividends, the return per share for later investors purchasing our stock will be below the return per share of earlier investors. Especially during the early stages of our operations, our board of directors may determine a stock dividend in lieu of a cash distribution is in our best interest because it will allow us to focus on our investment strategy of investing in opportunistic real estate investments that may generate little or no initial cash flow but have the potential for appreciation. With respect to any non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, we will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property’s management, ownership and future. We also may have more capital available for investment in these properties than their prior owners and operators were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants.
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
We do not expect to make significant asset sales (and concomitant cash distributions) during our offering stage because, as a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales monthly, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales. Because we intend to fund distributions from cash flow and strategic financings and we expect to make investments that are attractive because of their appreciation potential and potential for stabilized cash flows upon lease-up or other enhancements rather than because of their current yield, we do not expect our board of directors to declare initial cash distributions on a set monthly or quarterly basis but rather will focus on stock dividends. We expect our board of directors will declare cash distributions from time to time based on cash flow from our investments and our investment and financing activities.

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
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of November 9, 2015, we had sold 3,482,075 shares of common stock in our initial public offering for gross offering proceeds of $34.3 million.
Distribution
On November 10, 2015, our board of directors authorized a stock dividend of 0.01 shares (or 1% of a share of common stock) of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on December 16, 2015. We expect to issue this stock dividend on or about December 23, 2015.
Q&C Hotel
On October 12, 2015, we, through a joint venture (the “Q&C Hotel Joint Venture”) between our indirect wholly owned subsidiary and EH Q&C, LLC (the “ Q&C JV Partner”), entered into a purchase and sale agreement to acquire a 196-room hotel in New Orleans, Louisiana (the “Q&C Hotel”). Neither the Q&C JV Partner nor the seller is affiliated with us or our advisor.  The contractual purchase price of the Q&C Hotel is $51.2 million plus closing costs.
We own a 90% equity interest in the Q&C Hotel Joint Venture. The Q&C JV Partner is the managing member of the joint venture; however, its authority is limited, as we must give approval of major decisions involving the business of the joint venture or the Q&C Hotel and its operations, in the manner set forth in the limited liability company agreement of the joint venture. Income, losses and distributions are generally allocated based on the members’ respective equity interests, subject to adjustments based on certain performance thresholds set forth in the joint venture agreement. Additionally, in certain circumstances described in the joint venture agreement, we and the Q&C JV Partner may be required to make additional capital contributions to the joint venture, in proportion to our equity interests.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Q&C Hotel Joint Venture intends to fund the acquisition of the Q&C Hotel with capital contributions from its members and with proceeds from a mortgage loan. The joint venture is currently negotiating the terms of the mortgage loan. We intend to fund our contribution to the joint venture with proceeds from our now terminated private offering and this offering.
Pursuant to the purchase and sale agreement, the Q&C Hotel Joint Venture would be obligated to purchase the property only after satisfaction of agreed-upon closing conditions.  There can be no assurance that the joint venture will complete the acquisition. In some circumstances, if the joint venture fails to complete the acquisition after the expiration of the due diligence period, it may forfeit up to $2.0 million.
If the joint venture completes this acquisition, the hotel will be leased to our indirect wholly owned subsidiary, as the lessee, under a separate hotel lease agreement between the lessee and the joint venture. We expect the lease will provide for annual base rent and percentage rent. In addition, if the acquisition is completed, the lessee will enter into a hotel management agreement with an affiliate of the Q&C JV Partner. The manager will be responsible for managing and supervising the daily operations of the hotel and for the collection of revenues for the benefit of the lessee.
The Q&C Hotel was built in 1913 and completely renovated in 2014.

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
As of September 30, 2015, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At September 30, 2015, the fair value and carrying value of our fixed rate real estate loan receivable was $3.3 million and $3.4 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2015, we were exposed to market risks related to fluctuations in interest rates on $26.0 million of variable rate debt outstanding. Based on interest rates as of September 30, 2015, if interest rates were 100 basis points higher during the 12 months ending September 30, 2016, interest expense on our variable rate debt would increase by $0.3 million. As of September 30, 2015, one-month LIBOR was 0.19300% and if the LIBOR index was reduced to 0% during the 12 months ending September 30, 2016, interest expense on our variable rate debt would decrease by $50,180.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.
Disruptions in the financial markets and uncertain economic conditions could continue to adversely impact the commercial mortgage market as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to you.
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
In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 5.0% as of October 2015. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In the first quarter of 2015, growth was well below expectations at 0.6%. The second quarter of 2015 rebounded strongly with 3.9%, and the third quarter of 2015 has come in at an initial level of 1.5%. The muted third quarter growth is being explained as the result of a strong dollar and a decrease in demand for U.S. exports. Throughout 2015 corporate revenues and earnings have experienced a reduced level of growth.
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

PART II. OTHER INFORMATION (CONTINUED)

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
We have relied on debt financing to finance our real estate property and we may have difficulty refinancing our debt obligation prior to or at maturity or we may not be able to refinance this obligation at terms as favorable as the terms of our existing indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which could negatively impact the value of our assets.
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

PART II. OTHER INFORMATION (CONTINUED)

The return per share for investors in this offering may be diluted to the extent we issue stock dividends prior to their investment in us.
Our investment objectives include investing in assets with potential for long term appreciation; however, they may have reduced operating cash flows initially.  As a result, we have made and may continue to make, stock dividends in lieu of cash distributions, especially in the early stages of our operations before our more investments have stabilized and started generating stable cash flows from operations.  While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value.  Furthermore, we do not currently intend to change our offering price during the term of this offering.  Therefore, investors who purchase our shares early in this offering, as compared with later investors, will receive more shares for the same cash investment as a result of any stock dividends not received by later investors.  Because they would own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their gross investment amount compared to later investors.  Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of any prior stock dividends, the return on invested capital for investors purchasing our stock after payment of a stock dividend will be below the return on invested capital of investors who received the stock dividend.
You may not be able to sell your shares under our share redemption program and, if you are able to sell your shares under the program, you may not be able to recover the full amount of your investment in our shares.
Our share redemption program includes numerous restrictions that limit your ability to sell your shares. You must hold your shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (collectively, a “Special Redemption”). We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; however, we may increase or decrease the funding available for the redemption of shares upon ten business days notice to our shareholders. We have provided up to $500,000 in additional funds to redeem a qualifying stockholder’s shares in connection with a Special Redemption. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. In particular, the limitation on redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year will significantly limit your ability to have your shares redeemed pursuant to our share redemption program because we expect our initial distributions will be in the form of stock dividends and possibly cash distributions that will be declared when our board of directors determines we have sufficient cash flow or appreciation in asset values. Particularly during our offering stage, we do not expect to have significant cash flow to pay cash distributions, which would in turn severely limit redemptions during the next calendar year. Our board is free to amend, suspend or terminate the share redemption program upon 30 days’ notice, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. Unless the shares are being redeemed in connection with a Special Redemption and until such time as we establish an estimated net asset value (“NAV”) per share, the prices at which we will redeem shares are as follows:

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
For purposes of the foregoing, the price paid to acquire shares received as a stock dividend will be deemed to be the purchase price for shares in our primary offering in effect on the date of the issuance of the stock dividend.

PART II. OTHER INFORMATION (CONTINUED)

Once we establish an estimated NAV per share of our common stock, and unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetency, the price at which we will redeem the shares is as follows:

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
For purposes of determining the time period a redeeming stockholder has held the shares submitted for redemption, the time period begins as of the date the stockholder acquired the shares provided, that shares purchased by the redeeming stockholder pursuant to our dividend reinvestment plan or received as a stock dividend will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares or stock dividend relate. The date of the share’s original issuance by us is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
In March 2009, in order to preserve capital and value for all stockholders during the economic crisis, KBS REIT I amended its share redemption program to limit redemptions (other than Special Redemptions) during any calendar year to the amount of the net proceeds from the sale of shares under its dividend reinvestment plan from the prior calendar year less amounts KBS REIT I deemed necessary from such proceeds to fund current and future funding obligations and needs of the company. Pursuant to this limitation, KBS REIT I suspended ordinary redemptions for the remainder of 2009 and from 2010 through March 2012. KBS REIT I provided notice of this amendment in its Annual Report on Form 10-K filed on March 27, 2009, and the amendment was effective upon 30 days’ notice. The amendment became effective before the April 30, 2009 redemption date. As a result, investors did not have a final opportunity to submit redemptions. In March 2012, KBS REIT I amended and restated its share redemption program to provide only for Special Redemptions. Special Redemptions will be limited to an annual amount determined by KBS REIT I’s board of directors which may be reviewed and adjusted from time to time during the year.
On January 24, 2014, in consideration of the cash requirements necessary to effectively manage KBS Legacy Partners Apartment REIT’s assets, KBS Legacy Partners Apartment REIT amended and restated its share redemption program to limit redemptions to $2.0 million of shares in the aggregate during any calendar year. Additionally, during any calendar year, once KBS Legacy Partners Apartment REIT has redeemed $1.5 million of shares under its share redemption program, including Special Redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for Special Redemptions. KBS Legacy Partners Apartment REIT provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on January 28, 2014 and the amended and restated share redemption program became effective for redemptions under the program on or after February 27, 2014. Because of these limitations in the dollar value of shares that may be redeemed under its share redemption program, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions, other than Special Redemptions, for 2014 in August 2014. The $2.0 million annual limitation was reset beginning January 1, 2015 and the outstanding unfulfilled redemption requests as of December 31, 2014 were fulfilled in January 2015.  Because of limitations on the dollar value of shares that may be redeemed under its share redemption program as described above, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions other than Special Redemptions for the remainder of 2015 in March 2015.
On May 15, 2014, KBS REIT II amended and restated its share redemption program to provide only for Special Redemptions. Special Redemptions are limited to an annual amount determined by KBS REIT II’s board of directors which may be reviewed and adjusted from time to time during the year. KBS REIT II provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on May 19, 2014 and its amended and restated share redemption program became effective for redemptions under the program on June 18, 2014.
We expect to establish an estimated NAV per share no later than 150 days after the second anniversary of the date in which we broke escrow in this offering. The restrictions of our share redemption program will severely limit your ability to sell your shares should you require liquidity and will limit your ability to recover the value you invest in us.

PART II. OTHER INFORMATION (CONTINUED)

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares (c) whether the redemptions qualify as Special Redemptions a stockholder's death, qualifying disability or determination of incompetence and (d) whether we have reported an estimated NAV per share. Currently, the maximum price that may be paid under the program is $10.00 per share, which is the offering price of our shares of common stock in this offering (ignoring purchase price discounts for certain categories of purchasers). Although this value represents the most recent price at which most investors are willing to purchase shares in this offering, this value is likely to differ from the price at which a stockholder could resell his or her shares because of the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less and the repurchase is likely to be dilutive to our remaining stockholders. Moreover, until we announce an estimated NAV per share, shares received as a stock dividend will be deemed to have a purchase price equal to $10.00 even though we received no consideration for the shares. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
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

As of September 30, 2015, we had sold 2,714,985 shares of common stock in our ongoing initial public offering for gross offering proceeds of $26.7 million. As of September 30, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$2,108,664	Actual
Finders’ fees	—	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding underwriting compensation)	1,893,575	Actual
Total expenses	$4,002,239

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	15.0%	Actual
From the commencement of our ongoing initial public offering through September 30, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $22.7 million.

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
As of September 30, 2015, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $48.0 million in one hotel property and one first mortgage, including $1.4 million of acquisition fees and closing costs and origination fees and expenses.

c)
On July 3, 2013, our board of directors adopted a share redemption program that has been amended at various times thereafter and that may enable stockholders to sell their shares to us in limited circumstances. The terms of the share redemption program described below are the terms as are currently in effect.

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
For purposes of the foregoing, the price paid to acquire shares received as a stock dividend will be deemed to be $10.00 per share.

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
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the shares; provided, that shares purchased by the redeeming stockholder pursuant to our dividend reinvestment plan or received as a stock dividend will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares or stock dividend shares relate. The date of the share’s original issuance by us is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
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

•
Until we establish an estimated value per share, which we expect to be no later than June 2017 (as described above), the redemption price is the amount paid to acquire the shares from us; provided that for purposes of the foregoing, the price paid to acquire shares received as a stock dividend will be deemed to be $10.00 per share; and

•	Once we have established an estimated value per share, the redemption price would be the estimated value of the shares, as determined by our board of directors.
Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice.
During the nine months ended September 30, 2015, we did not redeem any shares pursuant to our share redemption program.
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

3.2	Second Amended and Restated Bylaws adopted August 6, 2015, incorporated by reference to Exhibit 3.2 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 11, 2015

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

4.4	Escrow Agreement dated May 6, 2014, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.1	Second Amended and Restated Advisory Agreement between the Company and KBS Capital Advisors LLC dated as of August 12, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

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

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	November 12, 2015	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 12, 2015	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)