Form 10-K
period 2015-12-31
KBS Strategic Opportunity REIT II, Inc.
filed 2016-03-22
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Class A Common Stock, $0.01 par value per share
______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock.  The Registrant commenced an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-192331) on August 12, 2014. The Registrant is currently offering shares at $10.00 per share of Class A common stock and $9.59 per share of Class T common stock, with discounts available for certain categories of purchasers. From August 12, 2014 to February 16, 2016, the Registrant was offering a single class of common stock (which has been designated as Class A) at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 5,428,007 shares of common stock held by non-affiliates as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 21, 2016, there were 11,352,681 and 7,560 outstanding shares of Class A and Class T common stock of the Registrant, respectively.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of December 31, 2015, our total assets were $139.7 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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

•
Except with respect to unimproved or non-incoming producing property, we are not limited in the percentage of net proceeds that we may allocate to a specific real estate asset type. Thus, we may make all of our investments in investments which present an increased risk of loss. In addition, we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments we initially expect to focus on.

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
Overview
KBS Strategic Opportunity REIT II, Inc. was formed on February 6, 2013 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2014 and it intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to KBS Strategic Opportunity REIT II, Inc. and as required by context, KBS Strategic Opportunity Limited Partnership II, a Delaware limited partnership formed on May 21, 2013 (the “Operating Partnership”), and its subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. We have no paid employees.
KBS Capital Advisors LLC (“KBS Capital Advisors”) serves as our external advisor pursuant to an advisory agreement initially entered into on July 3, 2013. As our advisor, KBS Capital Advisors manages our day-to-day operations and manages our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor owns 23,966 shares of our common stock.
We have formed a strategic relationship with STAM Europe (“STAM”), a commercial real estate investment and asset management firm headquartered in Paris, France to support us and our advisor in connection with any investments we make in Europe. Our advisor has entered into a sub-advisory agreement with STAM, pursuant to which STAM will provide real estate acquisition and portfolio management services to our advisor in connection with any investments we make in Europe. For investments in Europe we make directly and our ownership interest is 100%, our advisor will compensate STAM for its services in sourcing and managing these investments from the fees its earns from us under the advisory agreement with us and we will pay STAM no additional compensation. We, along with our advisor, expect to enter into a letter agreement with STAM that sets forth general compensation terms with respect to investments we make through STAM, other than through our direct investment in value-added real estate and distressed debt in Europe (which are governed by the sub-advisory agreement between STAM and our advisor). We can give no assurances as to the number, if any, of investments we may make in Europe. See “Investment Strategies - Other Possible Investments” for a discussion of the additional types of investments we expect to make in Europe through our strategic relationship with STAM.
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
On November 14, 2013, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register for sale to the public a maximum of 180,000,000 shares of common stock, of which 80,000,000 shares were to be offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on August 12, 2014 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering pursuant to a dealer manager agreement. On February 11, 2016, we filed an amended registration statement on Form S-11 with the SEC to add a second class of common stock designated as Class T shares and to designate our currently outstanding common stock as Class A shares. Pursuant to the amended registration statement, we are offering to sell any combination of Class A and Class T shares in our primary offering and dividend reinvestment plan offering but in no event may we sell more than 180,000,000 of shares of our common stock pursuant to the offering. We commenced offering Class T shares of our common stock for sale to the public on February 17, 2016. The dealer manager is responsible for marketing our shares in the initial public offering.

We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of December 31, 2015, we owned two hotel properties, one office property and had originated a first mortgage loan.
As of December 31, 2015, we had sold 4,959,727 shares of Class A common stock for gross offering proceeds of $49.0 million in our initial public offering, including 62,365 shares of Class A common stock under our dividend reinvestment plan for gross offering proceeds of $0.6 million. As of December 31, 2015, we had sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on April 2, 2014 and July 31, 2014, we issued 120,106 shares and 132,116 shares of Class A common stock for $1.0 million and $1.1 million, respectively, in separate private transactions exempt from the registration requirements of the Securities Act.
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
Investment Strategies
We intend to achieve our objectives by using substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. We may also acquire equity and preferred equity securities of companies that make investments similar to ours such as other real estate operating companies. Although the foregoing represents our present investment focus and targets, we have no target allocation for each asset class and we may adjust any of the foregoing based on real estate market conditions and investment opportunities. We may make our investments through loan origination and the acquisition of individual assets or by acquiring portfolios of assets, mortgage REITs or companies with investment objectives similar to ours. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an investment, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives.
KBS Strategic Opportunity REIT, which has investment objectives similar to ours, has recently raised approximately $250 million in proceeds from a foreign bond offering in the Israeli debt markets and will be investing the proceeds from this bond offering while we are raising and investing proceeds from our offering stage.  In considering whether to direct an investment opportunity to us or KBS Strategic Opportunity REIT, our advisor will consider our cash flow requirements, operating needs, diversification goals and overall portfolio mix, along with the amount of funds we have available for investment and current market conditions. Our advisor does not believe, however, it is likely we will be competing directly with KBS Strategic Opportunity REIT for investment opportunities because our advisor believes the initial investment opportunities appropriate for our portfolio will generally be in a price range of $60 million or less, while KBS Strategic Opportunity REIT will generally be considering investments at a purchase price in excess of $60 million based on its current portfolio composition and available cash for investment.

Investments in Real Property
We expect that our real estate-related debt investments, in particular investments we may make in distressed debt, will, in certain circumstances, result in us owning real property as a result of a loan workout, foreclosure or similar circumstances. In addition, we have and intend to invest a portion of the proceeds from our offerings in real property, which may include, but is not limited to, office, industrial and retail properties, hospitality properties and undeveloped residential lots. If we invest in undeveloped residential lots, we do not expect to pay our advisor a separate fee, in addition to the asset management fee, related to the development of such lots. We expect some portion of our portfolio will consist of direct investments in opportunistic real estate, excluding real property that we take title to (i) as part of a portfolio of debt investments, (ii) through a loan workout, foreclosure or similar circumstances or (iii) through convertible debt investments, although the percentage could be higher or lower. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.
Investments in Real Estate-Related Loans
We have invested and expect in the future to invest in real estate-related loans, including distressed debt, first and second mortgage loans, mezzanine loans, B-Notes, bridge loans, convertible mortgages, wraparound mortgage loans, construction mortgage loans and participations in such loans. We have and expect in the future to structure, underwrite and originate many of the debt products in which we invest. Our underwriting process will involve comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we will be able to efficiently structure a diverse range of products. For instance, we may sell some components of the debt we originate while retaining attractive, risk-adjusted strips of the debt for ourselves. Our advisor or a wholly owned subsidiary of our advisor will source our debt investments. We will pay our advisor or its subsidiary acquisition and origination fees for loans that we make or acquire and asset management fees for the loans that we hold for investment.
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
We intend to focus our investment activities on obtaining a diverse portfolio of opportunistic real estate, real estate-related loans, debt securities and other real estate investments. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. We expect that once we have fully invested the proceeds from our ongoing initial public offering, our debt financing and other liabilities will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), although it may exceed this level during our offering stage. This is our target leverage as established by our board of directors. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2015, our borrowings and other liabilities were approximately 49% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

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
Real Estate Investments
As of December 31, 2015, we owned two hotel properties and one office property. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investment
As of December 31, 2015, we owned one real estate loan receivable with a total book value of $3.4 million. This loan had an annual effective interest rate of 11.7% as of December 31, 2015.
2015 Investment Highlights
During 2015, we acquired:

•	a 196-room hotel located in New Orleans, Louisiana for $50.7 million plus closing costs; and

•	an office property containing 59,818 rentable square feet located on approximately 3.5 acres of land in Henderson, Nevada for $13.3 million plus closing costs.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile. The slowdown in global economic growth, and the increase in oil production capacity, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities have led to a weakening of global economic conditions, particularly in emerging market nations. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and deflation becomes a very real risk. Over the past decade the United States has seen a resurgence of the domestic energy markets. The growth of domestic oil and natural gas production helped the U.S. economy rebound from the 2008-2009 recession. During the first quarter of 2016, supply pressures in the energy markets have driven down the price of oil to levels not seen in many years, and U.S. economic growth has slowed.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The U.S. Federal Reserve (the “FED”) pursued an accommodative monetary policy that included cutting interest rates and implementing a quantitative easing (“QE”) program. In 2015, the U.S. economy continued strengthening, and the FED ceased the QE program and raised the Target Funds rate by 25 basis points. In 2012, Japan embarked on a massive QE program designed to kick start the country’s economy. The Japanese economy remains weak, with little or no economic growth. In Europe, the European Central Bank (“ECB”) announced its own QE program in January 2015. The long awaited announcement led to lower European interest rates and a weakening of the Euro against other currencies. With much of the EU economy still experiencing low economic growth, the ECB is now poised to increase its QE program. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system is unknown.
In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 4.9% as of January 2016. The labor force participation rate continues to be relatively low and personal income growth has been modest. Consumer spending in the United States has been increasing, and consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In 2015 U.S. GDP growth came in at 2.4%, with the trend moving towards slower growth in the first quarter of 2016.

With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. The U.S. commercial real estate market has benefited from strong inflows of foreign capital. In 2015 commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Foreign capital flows represent 17% of the 2015 volume. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. Now investors have branched into secondary and tertiary markets, and demand for investments is leading to price increases and an uptick in construction and development. Some fear the potential creation of an asset bubble, particularly in the gateway metropolitan markets.
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
Segments
We have invested in opportunistic real estate investments and originated a loan secured by a non-stabilized real estate asset. In general, we intend to hold our investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, our management views opportunistic real estate and other real estate-related assets as similar investments. Substantially all of our revenue and net income (loss) is from opportunistic real estate and other real estate-related assets, and therefore, we currently aggregate our operating segments into one reportable business segment.
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
No public market currently exists for our shares, and at this time we have no plans to list our shares on an exchange. Our charter does not require our directors to provide our stockholders with a liquidity event by a specified date or at all. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. Further, the share redemption program includes numerous restrictions that will severely limit our stockholders' ability to sell their shares. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. With respect to any investments we may make in Europe, we must also depend upon the performance of STAM, the third party with whom our advisor has entered into a sub-advisory agreement. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of counterparties in transactions. We will also depend upon the performance of third-party loan servicers and property managers in connection with managing our investments. The more shares we sell in our initial public offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Except for investments that may be described in supplements to our prospectus, our stockholders will have no opportunity to evaluate the economic merits or the terms of our investments. Stockholders must rely entirely on the management abilities of KBS Capital Advisors, the loan servicers and property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give our stockholders’ no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. If we, through KBS Capital Advisors, are unable to find suitable investments promptly, we will hold the proceeds from our initial public offering in an interest-bearing account or invest the proceeds in short-term assets. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

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
The FED has maintained an accommodative monetary policy since the beginning of the recent financial crisis. Through a variety of monetary tools and programs, the FED injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In 2015, the U.S. economy continued strengthening, and the FED ceased the QE program and raised the Target Funds rate by 25 basis points.
In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 4.9% as of January 2016. The labor force participation rate continues to be relatively low and personal income growth has been modest. Consumer spending in the United States has been increasing, and consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. GDP has continued to grow. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In 2015 U.S. GDP growth came in at 2.4%, with the trend moving towards slower growth in the first quarter of 2016.
Recently, the U.S. dollar has greatly strengthened its role as an international safe haven currency. In January 2016, the Bloomberg Dollar Spot Index, which measures the strength of the U.S. dollar against a basket of ten leading global currencies, reached an all-time high since the index was created in 2004. As a result, U.S. commercial property markets have benefitted from an inflow of foreign capital and gateway markets such as New York City and San Francisco continue to benefit from a strong demand for commercial properties. In 2014, the commercial real estate market recovery began to spread to secondary and tertiary markets and to most asset classes.  The U.S. commercial real estate market has continued to gain favor as an alternative investment class and capital flows continue to improve. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
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
Current conditions in the global capital markets remain volatile. The slowdown in global economic growth, and the increase in oil production capacity, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities have led to a weakening of global economic conditions, particularly in emerging market nations. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and deflation becomes a very real risk. Over the past decade the United States has seen a resurgence of the domestic energy markets. The growth of domestic oil and natural gas production helped the U.S. economy rebound from the 2008-2009 recession. During the first quarter of 2016, supply pressures in the energy markets have driven down the price of oil to levels not seen in many years, and U.S. economic growth has slowed.

Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The FED pursued an accommodative monetary policy that included cutting interest rates and implementing a QE program. In 2015, the U.S. economy continued strengthening, and the FED ceased the QE program and raised the Target Funds rate by 25 basis points. In 2012, Japan embarked on a massive QE program designed to kick start the country’s economy. The Japanese economy remains weak, with little or no economic growth. In Europe, the ECB announced its own QE program in January 2015. The long awaited announcement led to lower European interest rates and a weakening of the Euro against other currencies. With much of the EU economy still experiencing low economic growth, the ECB is now poised to increase its QE program. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system is unknown.
In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 4.9% as of January 2016. The labor force participation rate continues to be relatively low and personal income growth has been modest. Consumer spending in the United States has been increasing, and consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. GDP has continued to grow. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In 2015 U.S. GDP growth came in at 2.4%, with the trend moving towards slower growth in the first quarter of 2016.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. The U.S. commercial real estate market has benefited from strong inflows of foreign capital. In 2015 commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Foreign capital flows represent 17% of the 2015 volume. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. Now investors have branched into secondary and tertiary markets, and demand for investments is leading to price increases and an uptick in construction and development. Some fear the potential creation of an asset bubble, particularly in the gateway metropolitan markets.
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
Disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments. Lending activity has increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investment could decrease below the outstanding principal amount of such loan; and/or

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on an investment in our shares.
We rely upon our sponsors and the other real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the KBS-advised investors, also rely upon Messrs. Bren and Schreiber for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) which are also externally advised by our advisor, rely upon Messrs. Bren, Hall, McMillan and Schreiber to identify potential investments and actively manage their assets. KBS Strategic Opportunity REIT, which has investment objectives similar to ours, has recently raised approximately $250 million in proceeds from a foreign bond offering in the Israeli debt markets and will be investing the proceeds from this bond offering while we are raising and investing proceeds from our offering stage. To the extent that our sponsors and the other real estate and debt finance professionals at our advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our initial public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the size of our initial public offering and the competition from other entities that may be better positioned to acquire the types of investments we desire to make increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.
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

We have a limited operating history which makes our future performance difficult to predict.
We have a limited operating history. We were incorporated in the State of Maryland on February 6, 2013 and commenced a private placement offering in July 2013. We terminated offering shares in our private offering immediately prior to commencement of our initial public offering in August 2014. As of March 22, 2016, we owned two hotel properties, one office property and one first mortgage loan. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
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
We have retained KBS Capital Markets Group, an affiliate of our advisor, to conduct our initial public offering. The success of our initial public offering, and our ability to implement our business strategy, is dependent upon the ability of KBS Capital Markets Group to build and maintain a network of broker-dealers to sell our shares to their clients. Some or all of the broker dealers in this network have a choice of numerous competing real estate investment trust offerings, many with similar investment objectives, to recommend to their clients, which may make selling our shares to their clients more difficult. If KBS Capital Markets Group is not successful in growing, operating and managing this network of broker-dealers, our ability to raise proceeds through our initial public offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.
Investors in our initial public offering will experience immediate dilution of their investment in us primarily because we paid upfront fees in connection with the sale of our shares, we sold shares of our Class A common stock in our private offering at purchase prices that were significantly below the $10.00 purchase price for Class A shares in our initial public offer, and we incurred significant organization and other offering expenses in connection with our private offering.
Stockholders who purchase shares in our initial public offering will incur immediate dilution of their investment in us. This is primarily because of the upfront fees, including selling commissions, dealer manager fees and organization and other offering expenses, paid in connection with our initial public offering that are not available for investment in real estate. In addition, immediately prior to commencement of our initial public offering, we sold shares of our Class A common stock at purchase prices between $9.20 and $9.40, which are substantially below the purchase price of our Class A common stock in our initial public offering and we paid significant organization and offering expenses in connection with our private offering. To date, we have only made a limited number of investments that may not be sufficient to offset the dilutive effect of the incurrence of significant organization and other offering expenses in our offerings and the sale of Class A shares in our private offering at a purchase price of less than the purchase price in our initial public offering; therefore, the current value per share for investors purchasing our stock in our initial public offering will likely be below the current offering price.

Because the offering price in our ongoing initial public offering exceeds our net tangible book value per share, investors in our initial public offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares of our Class A common stock and our Class T common stock in our initial public offering at $10.00 and $9.59 per share, respectively, with discounts available to certain categories of purchasers. Our current primary public offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total book value of liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price in our initial public offering as a result of (i) the substantial fees paid in connection with our initial public offering and our now terminated private offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker-dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (iii) general and administrative expenses, (iv) accumulated depreciation and amortization of real estate investments, and (v) the issuance of shares in our now-terminated private offering at a purchase price of less than $10.00.
As of December 31, 2015, our net tangible book value per share of Class A common stock, which was the only class of common stock outstanding, was $7.47. The offering price of shares of our Class A common stock under our initial public offering (ignoring purchase price discounts for certain categories of purchasers is $10.00 per share. To the extent we are able to raise additional proceeds in our public offering, some of the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization expenses related to our real estate investments.
The return per share for investors in our initial public offering will be diluted if we issue stock dividends prior to their investments.
Our investment objectives include investing in assets with potential for long term appreciation; however, they may have reduced operating cash flows initially. As a result, we may issue stock dividends to supplement our payment of cash distributions, especially in the early stages of our operations before our value-creating investments have stabilized and started generating stable cash flows from operations. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we do not currently intend to change our offering price during the term of our initial public offering. Therefore, investors who purchase our shares early in our initial public offering, as compared with later investors, will receive more shares for the same cash investment as a result of any stock dividends not received by later investors. Because they would own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their gross investment amount compared to later investors.
If we are incorrect in our assessment of asset appreciation or anticipated asset appreciation that has been used to justify a cash distribution or stock dividend, the return for later investors purchasing our stock after payment of these cash distributions or stock dividends will be lower than the return for earlier investors.
We do not currently intend to change our offering price during the term of our initial public offering. However, under our distribution policy, to the extent that we believe assets in our portfolio have appreciated in value after acquisition or will appreciate in value, we may determine to issue a stock dividend or use the proceeds from real estate financings to fund cash distributions to our stockholders. Therefore, investors who purchase our shares early in our initial public offering, as compared with later investors, may receive more distributions for the same cash investment as a result of any distributions that are made based on our assessment of asset appreciation or anticipated asset appreciation. Furthermore, if we are incorrect in our assessment of asset appreciation that is used to justify a cash or stock dividend, the return for later investors purchasing our stock may be further reduced relative to the return for earlier investors.

If we pay cash distributions from sources other than our cash flow from operations, we will have less funds available for investments and stockholders' overall return may be reduced.
Generally, our distribution policy is not to pay cash distributions from sources other than cash flow from operations, investment activities and strategic financings. However, we may fund cash distributions from any source and there are no limits to the amount of distributions that we may pay from any source, including proceeds from our initial public offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, we would look first to other third party borrowings to fund these distributions. If we fund distributions from financings, the net proceeds from our initial public offering or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments and stockholders' overall return may be reduced.
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
Neither we nor our advisor or any of its affiliates has substantial experience investing in real estate-related assets located in Europe. With respect to any investments we may make in Europe, we will be largely dependent upon the acquisition and portfolio management performance of STAM, the third party with whom our advisor has entered into a sub-advisory agreement. Although we expect to acquire real estate-related assets located in the United States, we may also acquire real estate assets located in Europe and may make or purchase mortgage, bridge, mezzanine or other loans made by a buyer located in Europe or secured by property located in Europe. We may not have the expertise necessary to maximize the return on our European investments.

An investment in us may be subject to additional risks if we make international investments.
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
Except with respect to unimproved or non-income producing property, we are not limited in the percentage of net proceeds of our initial public offering that we may allocate to a specific real estate asset type. Thus, we may make all of our investments in investments which present an increased risk of loss. In addition, we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our targeted investments described our prospectus. In particular, we may not make investments in Europe if our advisor determines that the returns associated with such investments do not justify the costs associated with such investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations;

•	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our stockholders.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Conflicts of Interest
KBS Capital Advisors and its affiliates, including all of our executive officers and our affiliated directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

•	borrowings to acquire investments and to originate loans, which borrowings increase the acquisition and origination fees payable to KBS Capital Advisors;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle KBS Capital Advisors to a subordinated incentive fee; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a disposition fee and/or a subordinated incentive fee.
The fees our advisor receives in connection with transactions involving the acquisition or origination of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increase our stockholders’ risk of loss.
KBS Capital Advisors and its affiliates face conflicts of interest relating to the acquisition and origination of assets and leasing of properties due to their relationship with other KBS-sponsored programs and KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on key real estate and debt finance professionals at KBS Capital Advisors, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on many of the same real estate and debt finance professionals as will future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As such, we and the other KBS-sponsored programs that currently have funds available for investment and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our current acquisition stage will overlap to some extent with KBS REIT III, KBS Strategic Opportunity REIT and KBS Growth & Income REIT, five private KBS-sponsored programs and possibly future KBS-sponsored programs and KBS-advised investors. In particular, KBS Strategic Opportunity REIT, which has investment objectives similar to ours, has recently raised approximately $250 million in proceeds from a foreign bond offering in the Israeli debt markets and will be investing the proceeds from this bond offering while we are raising and investing proceeds from our offering stage.
For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless KBS Capital Advisors has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other KBS-sponsored programs or KBS-advised investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.

We and other KBS-sponsored programs and KBS-advised investors may also rely on these real estate professionals to supervise the property management and leasing of properties. If we engage a KBS-affiliated property manager and the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
Further, existing and future KBS-sponsored programs and KBS-advised investors and Messrs. Bren, Hall, McMillan and Schreiber generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate-related investments.
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
We rely on KBS Capital Advisors and the real estate and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, for the day-to-day operation of our business. Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT; Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT; and Messrs. Bren, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to KBS-advised investors in real estate and real estate-related assets. As a result of their interests in other KBS-sponsored programs, their obligations to other KBS-advised investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT, KBS Capital Advisors and other KBS-sponsored programs and other KBS-affiliated investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of an investment in us, may decline.

All of our executive officers and our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors in real estate and real estate-related assets and through KBS Capital Advisors and its affiliates these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT, and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Because other real estate programs offered through our dealer manager are conducting offerings concurrently with our offering, our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
Our dealer manager, KBS Capital Markets Group, also acts as the dealer manager for the private offering of KBS Growth & Income REIT and is expected to be engaged to act as the dealer manager for its proposed public offering. KBS Growth & Income REIT will be raising capital in its private offering and is expected to be raising capital in its initial public offering concurrently with our initial public offering. In addition, future KBS-sponsored programs may seek to raise capital through public offerings conducted concurrently with our offering. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

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
Four of our directors, including two of our independent directors, Messrs. Meyer and Petak, are also directors of KBS Strategic Opportunity REIT. Mr. Meyer is also a director of KBS Legacy Partners Apartment REIT. One of our affiliated directors is also a director of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT. The loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, or possibly on the board of directors of future KBS-sponsored programs, may influence the judgment of our board when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•
pursuant to Section 3(a)(1)(A) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
pursuant to Section 3(a)(1)(C) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that neither we nor our Operating Partnership will be required to register as an investment company based on the following analyses. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets will be majority-owned subsidiaries that will not themselves be investment companies and will not be relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our Operating Partnership will be holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.
If any of the subsidiaries of our Operating Partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that any of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C), we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
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
Our share redemption program includes numerous restrictions that limit your ability to sell your shares. You must hold your shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (collectively, a “Special Redemption”). We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; however, we may increase or decrease the funding available for the redemption of shares upon ten business days notice to our shareholders. We have provided up to $500,000 in additional funds to redeem a qualifying stockholder’s shares in connection with a Special Redemption. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. In particular, the limitation on redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year may significantly limit your ability to have your shares redeemed pursuant to our share redemption program because our initial distributions have been in the form of stock dividends and we expect our initial cash distributions to be declared when our board of directors determines we have sufficient cash flow or appreciation in asset values. Particularly during our offering stage, we do not expect to have sufficient cash flow to pay significant cash distributions, which would in turn severely limit redemptions during the next calendar year. Our board is free to amend, suspend or terminate the share redemption program upon 30 days’ notice, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. Unless the shares are being redeemed in connection with a Special Redemption and until such time as we establish an estimated net asset value (“NAV”) per share, the prices at which we will redeem shares are as follows:

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

Notwithstanding the foregoing, stock dividends will be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table. For each class of shares, this amount will initially equal $9.01 per share for redemptions of shares received as a result of a stock dividend.
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
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the shares; provided, that shares purchased by the redeeming stockholder pursuant to our dividend reinvestment plan or shares received as a stock dividend will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares or stock dividend shares relate. The date of the share’s original issuance by us is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
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
On January 24, 2014, in consideration of the cash requirements necessary to effectively manage KBS Legacy Partners Apartment REIT’s assets, KBS Legacy Partners Apartment REIT amended and restated its share redemption program to limit redemptions to $2.0 million of shares in the aggregate during any calendar year. Additionally, during any calendar year, once KBS Legacy Partners Apartment REIT has redeemed $1.5 million of shares under its share redemption program, including Special Redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for Special Redemptions. KBS Legacy Partners Apartment REIT provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on January 28, 2014 and the amended and restated share redemption program became effective for redemptions under the program on or after February 27, 2014. Because of these limitations in the dollar value of shares that may be redeemed under its share redemption program, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions, other than Special Redemptions, for 2014 in August 2014. The $2.0 million annual limitation was reset beginning January 1, 2015 and the outstanding unfulfilled redemption requests as of December 31, 2014 were fulfilled in January 2015.  Because of limitations on the dollar value of shares that may be redeemed under its share redemption program as described above, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions other than Special Redemptions for the remainder of 2015 in March 2015. The $2.0 million annual limitation was reset beginning January 1, 2016 and $1.0 million of the outstanding and unfulfilled ordinary redemption requests as of December 31, 2015, representing 103,808 shares, were fulfilled in January 2016.  In January 2016, KBS Legacy Apartment REIT exhausted $1.5 million of funds available for redemptions for 2016. Because of the limitations on the dollar value of shares that may be redeemed under its share redemption program, KBS Legacy Apartment REIT is only be able to process Special Redemptions for the remainder of 2016.

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
We expect to establish an estimated NAV per share no later than June 6, 2017, which date is 150 days after the second anniversary of the date on which we broke escrow in this offering. The restrictions of our share redemption program will severely limit your ability to sell your shares should you require liquidity and will limit your ability to recover the value you invest in us.
The offering price of shares of our common stock to be sold in the primary offering was not established on an independent basis and bears no relationship to the net value of our assets. The offering price is likely to be higher than the amount our stockholders would receive per share if we were to liquidate at this time primarily because of the upfront fees paid in connection with the sale of our shares, the purchase prices at which shares of our Class A common stock were sold in our private offering prior to commencement of our initial public offering were significantly below the purchase prices for shares in our initial public offering and the significant organization and other offering expenses paid in connection with our private offering. We will use our “amount available for investment/net investment amount,” which value is the offering price of our shares reduced by certain upfront expenses, as the estimated value of our shares until we provide an estimated NAV based on the value of our assets. Even when we begin to use a net asset value per share method to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
We set the $10.00 primary offering price of our Class A shares arbitrarily, and based on that price, set the primary offering price of our Class T share to account for differing selling commissions. The primary offering price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any independent valuation, the offering price is likely to be higher than the proceeds that our stockholders would receive upon liquidation or a resale of their shares if they were to be listed on an exchange or actively traded by broker-dealers, primarily because of the upfront fees paid in connection with the sale of our shares, the purchase prices at which shares of our Class A common stock were sold in our private offering prior to commencement of our initial public offering were significantly below the purchase prices for shares in our initial public offering and the significant organization and other offering expenses paid in connection with our private offering.
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
Initially we will report the net investment amount of our shares as our estimated value per share, which net investment amount will be based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table. This amount is 90.1% of the $10.00 primary offering price of our Class A shares of common stock and 94.0% of the $9.59 primary offering price of our Class T shares of common stock. For each class of shares, this amount will equal $9.01, which is the purchase price of our primary offering shares, less the associated selling commission, dealer manager fee, and estimated organization and other offering expenses as shown in our estimated use of proceeds table. This amount does not take into account the stockholder servicing fee that we pay with respect to Class T shares sold in the primary offering. This estimated per share value will be accompanied by any disclosures required under the FINRA and NASD Conduct Rules. No later than 150 days after the second anniversary of the date on which we commence our initial public offering, we will provide an estimated NAV per share that we will use as our estimated value per share. This value will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service and will comply with the IPA Valuation Guidelines. Once we announce an estimated NAV per share we generally expect to update the estimated NAV per share in December of each year.
Until we report an estimated NAV per share, this initial reported value will likely differ from the price at which a stockholder could resell his or her shares primarily because (i) there is no public trading market for the shares at this time; (ii) when derived from the primarily offering price, the estimated value will not reflect, and will not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets; (iii) the purchase prices at which shares of our Class A common stock were sold prior to commencement of our initial public offering were significantly below the purchase prices for shares in our initial public offering and we paid significant organization and offering expenses in connection with our private offering; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

Even when determining the estimated value of our shares by estimating an NAV per share, we will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares (c) whether the redemptions are sought upon a Special Redemption and (d) whether we have established an estimated value per share of our common stock. The current maximum price that may be paid under the program is $10.00 per share of Class A common stock and $9.59 per share of Class T common stock, which are the current offering prices for our Class A and Class T shares of common stock in the primary offering (ignoring purchase price discounts for certain categories of purchasers). Although these values represent the most recent prices at which most investors are willing to purchase shares in our initial public offering, these values are likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our Class A common stock at $10.00 per share and Class T common stock at $9.59 per share, the actual value of the respective shares that we repurchase is likely to be less and the repurchase is likely to be dilutive to our remaining stockholders. Moreover, until we announce an estimated NAV per share of our common stock, shares received as a stock dividend will be redeemed at the per share value we report on an account statement or $9.01, even though we received no consideration for the shares. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
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
Potential investors in our initial public offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock, with 500,000,000 shares being designated as Class A common stock and 500,000,000 shares being designated as Class T common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After the purchase in our initial public offering, our board may elect to (i) sell additional shares in this or future offerings, including through the dividend reinvestment plan, (ii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iii) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after a purchase in our initial public offering, whether in a primary offering, the dividend reinvestment plan or otherwise, the percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Payment of fees to KBS Capital Advisors and its affiliates reduces cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of an investment in our shares.
KBS Capital Advisors and its affiliates perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We pay them substantial fees for these services, which will result in immediate dilution to the value of an investment in us and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased without stockholder approval, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. We estimate that we will use $9.01 per Class A and Class T shares to acquire real estate and real estate-related investments, to maintain a working capital reserve, to pay acquisition and origination expenses and, upon the acquisition or origination of real estate investments, to pay a fee to our advisor for its services in connection with the selection and acquisition or origination of such real estate investments. We will use the remainder of the gross proceeds from the primary offering to pay selling commissions, the dealer manager fee and up to 1.0% of the organization and other offering expenses.

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
We will depend upon the availability of adequate funding and capital for our operations. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income could reduce our liquidity and our ability to make distributions to our stockholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on our ability to make distributions.
Stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our four sponsors, through their ownership interest in KBS Capital Advisors, have only invested $200,000 in us through the purchase of 21,739 shares of our Class A common stock at $9.20 per share. In addition, Messrs. Hall and McMillan, through their ownership interest in Willowbrook Capital Group LLC have invested $2,000,000 in us through the purchase of 240,211 shares of our Class A common stock at $8.33 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for our significant organization and offering expenses, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
We have invested in two hotel properties, one office property and first mortgage loan and intend to invest in a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments, including direct investments in opportunistic real estate. Each of these investments will be subject to the risks typically associated with real estate. Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:

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
Traditional performance metrics of real estate-related loans are generally not meaningful for non-performing real estate-related loans. Similarly, non-performing loans do not have a consistent stream of loan servicing or interest payments to provide a useful measure of revenue. In addition, for non-performing loans, often there is no expectation that the face amount of the note will be paid in full. Appraisals may provide a sense of the value of the investment, but any appraisal of the property or underlying property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. Properties securing nonperforming loan investments are typically non-stabilized or otherwise not performing optimally. An appraisal of such a property involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time. In addition, we may pursue more than one strategy to create value in a nonperforming loan. These strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and foreclosing on the collateral securing the loan.
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
We currently own two hotel properties. In order to qualify as a REIT, we are not able to operate any hotel properties or participate in the decisions affecting the daily operations of our hotels. We will lease any hotels we acquire to a taxable REIT subsidiary (“TRS”) in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.
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
We may have to make significant capital expenditures to maintain any hotels we may acquire.
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
The operations of our hotels will depend upon a number of factors relating to discretionary consumer spending. Unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects as a result of terrorist attacks, military activity or natural disasters could reduce consumer spending in the markets in which we own hotels and adversely affect the operation of any hotels we may acquire. Consumer spending on luxury goods, travel and other leisure may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on luxury goods, travel and other leisure activities. Certain of the classes of properties that we may acquire may be unable to maintain their profitability during periods of adverse economic conditions or low consumer confidence, which could in turn affect the ability of operators to make scheduled rent payments to us.
Seasonal revenue variations in any hotels we may acquire will require the operators of such assets to manage cash flow properly over time to meet their non-seasonal scheduled rent payments to us.
Certain of the hotels we may acquire may be seasonal in nature. For example, the typical beach season begins in early May and runs through August, during which time beach resorts generate the vast majority of their annual revenues. Revenues and profits at beach resorts and their related properties are substantially lower and historically result in losses during the winter months due to the weather. As a result of the seasonal nature of certain industries that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. The failure of an operator or a tenant to manage its cash flow properly may result in such operator or tenant having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available for distribution to stockholders.
Adverse weather conditions may affect operations of the hotels we may acquire or reduce our operators’ ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.
Adverse weather conditions may influence revenues at the hotels we may acquire. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods. For example, adverse weather could reduce the number of people that visit hotels we acquire. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Poor weather conditions could also disrupt operations at hotels we acquire and may adversely affect both the value of our investment in a hotel and the ability of our tenants and operators to make their scheduled rent payments to us.
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
We are subject to the risk of increased hotel operating expenses.
We are subject to the risk of increased hotel operating expenses, including, but not limited to, the following cost elements:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	employee liabilities;

•	energy costs;

•	property taxes;

•	insurance costs;

•	other operating expenses; and

•	the risk that the return on our investment in these capital improvements will not be what we expect.
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

There may be operational limitations associated with management and franchise agreements affecting any hotels we may acquire and these limitations may prevent us from using these properties to their best advantage for our stockholders.
Our TRSs will lease and hold some of the hotels we may acquire and may enter into franchise or license agreements with nationally recognized hotel brands. These franchise agreements may contain specific standards for, and restrictions and limitations on, the operation and maintenance of any hotels we may acquire in order to maintain uniformity within the franchiser system. We expect that franchisors will periodically inspect our properties to ensure that we maintain their standards. We do not know whether those limitations may restrict our business plans tailored to each property and to each market.
The standards are subject to change over time, in some cases at the direction of the franchisor, and may restrict our TRS’s ability, as franchisee, to make improvements or modifications to a property without the consent of the franchisor. Conversely, as a condition to the maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. Action or inaction on our part or by our TRS could result in a breach of those standards or other terms and conditions of the franchise agreements and could result in the loss or termination of a franchise license.
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
We may invest in residential and commercial mortgage-backed securities, collateralized debt obligations and other structured debt securities as well as real estate-related loans. Many of these types of investments became illiquid and considerably less valuable following the subprime mortgage crisis that began in 2008. This reduced liquidity and decrease in value caused financial hardship for many investors in these assets. Many investors did not fully appreciate the risks of such investments. We can give our stockholders no assurances that our investments in these assets will be successful.
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, subject to an exception under the Dodd-Frank Act for end-users of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
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
We expect that a substantial portion of our assets will be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.
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
We have entered into, and may continue to enter into, joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict.
Traditional performance metrics of real estate assets are generally not meaningful for non-performing real estate assets. Non-performing properties, for example, do not have stabilized occupancy rates to provide a useful measure of revenue. Similarly, non-performing loans do not have a consistent stream of loan servicing or interest payments to provide a useful measure of revenue. In addition, for non-performing loans, often there is no expectation that the face amount of the note will be paid in full. Appraisals may provide a sense of the value of the investment, but any appraisal of the property or underlying property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. Further, an appraisal of a nonstabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.
In addition, we may pursue more than one strategy to create value in a non-performing real estate investment. With respect to a property, these strategies may include development, redevelopment, or lease-up of such property. With respect to a loan, these strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and foreclosing on the collateral securing the loan.
The factors described above make it challenging to evaluate non-performing investments.
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
We expect to finance the acquisition and origination of a portion of our investments with warehouse lines of credit, repurchase agreements, various types of securitizations, mortgages and other borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy will depend on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
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
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of real properties. For the mortgage debt we place on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
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
We believe that we have operated and will continue to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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

Even if we qualify as a REIT for federal income tax purposes, we may be subject to state, local, or other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
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
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

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
If our operating partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Early investors may receive tax benefits from our election to accelerate depreciation expense deductions of certain components of our investments, including land improvements and fixtures, from which later investors may not benefit.
For U.S. federal income tax purposes, distributions received, including distributions that are reinvested pursuant to our dividend reinvestment plan, by our investors generally will be considered ordinary dividends to the extent that the distributions are paid out of our current and accumulated earnings and profits (excluding distributions of amounts either attributable to income subject to corporate-level taxation or designated as a capital gain dividend). However, depreciation expenses, among other deductible items, reduce taxable income and earnings and profits but do not reduce cash available for distribution. To the extent that a portion of any distributions to our investors exceed our current and accumulated earnings and profits, that portion will be considered a return of capital (a non-taxable distribution) for U.S. federal income tax purposes up to the amount of their tax basis in their shares (and any excess over their tax basis in their shares will result in capital gain from the deemed disposition of the investors’ shares). The amount of distributions considered a return of capital for U.S. federal income tax purposes will not be subject to tax immediately but will instead reduce the tax basis of our investors’ investments, generally deferring any tax on that portion of the distribution until they sell their shares or we liquidate. Because we may choose to increase depreciation expense deductions in the earlier years after acquisition of an asset, for U.S. federal income tax purposes, of certain components of our investments, including land improvements and fixtures through the use of cost segregation studies, our early investors may benefit to the extent that increased depreciation causes all or a portion of the distributions they receive to be considered a return of capital for U.S. federal income tax purposes thereby deferring tax on those distributions, while later investors may not benefit to the extent that the depreciation of these components has already been deducted.
If we fail to invest a sufficient amount of the net proceeds from this offering in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.
Temporary investment of the net proceeds from this offering in securities that are not treated as real estate assets for REIT qualification purposes and income from these investments generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. In order to satisfy these requirements, we may invest in one or more assets on terms and conditions that are not otherwise favorable to us, which ultimately could materially and adversely affect our financial condition and operating results. Alternatively, if we are unable to invest a sufficient amount of the net proceeds from sales of our stock in qualifying real estate assets within the one-year period, we could fail to satisfy one or more of the gross income or asset tests and we could be limited to investing all or a portion of any remaining funds in cash or certain cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.
To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

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
We may be deemed to be, or we may make investments in entities that own or are themselves deemed to be, taxable mortgage pools. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, certain categories of stockholders, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests or (iii) to manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above, and, in each case such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years after 2017) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25% (20% for taxable years after 2017) value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
We may be required to pay some taxes due to actions of a taxable REIT subsidiary which would reduce our cash available for distribution to our stockholders.
Any net taxable income earned directly by a taxable REIT subsidiary, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT's customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

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
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes.
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
Dividends payable by REITs do not qualify for the reduced tax rates.
The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply. Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA or a specific FIRPTA exemption applies. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity. Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.
Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.
We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

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
With respect to the annual valuation requirements described above, we will provide an estimated value for our stock annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. The Department of Labor has recently proposed to amend the regulation defining a fiduciary under ERISA. The proposed amendment would broaden the definition of fiduciary and make a number of changes to the prohibited transaction exemptions relating to investments by plans and IRAs. The proposed changes, if finalized, could have a significant effect on investments in our shares by plans and IRAs. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.
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
As of December 31, 2015, we owned two hotel properties and one office building. The following table provides summary information regarding our hotel properties as of December 31, 2015:

Property Location of Property	Date Acquired	Number of Rooms	Percentage Occupied for the Year ended December 31, 2015	Average Revenue per Available Room	Average Daily Rate	Ownership %
Springmaid Beach Resort (1) Myrtle Beach, SC	12/30/2014	452	63.1%	$68.65	$108.72	90.0%
Q&C Hotel (2) New Orleans, LA	12/17/2015	196	24.9%	$43.28	$174.09	90.0%
_____________________
(1) In November 2015, Springmaid Beach Resort took 238 rooms of the 452 rooms available offline to complete a renovation of a building. The 238 rooms were excluded from the percentage occupied and average revenue per available room for the period they were offline.
(2) We acquired the Q&C Hotel on December 17, 2015. Occupancy, average revenue per available room and average daily rate reflects the results of operation for the 15 days that we owned the property during 2015 and is not indicative of future results.
TRS Leases
Our hotels are leased by the respective joint venture owners of each hotel (the “Hotel Owner Joint Venture”) to a second joint venture (the “Hotel Operations Joint Venture”) we have formed between each hotel’s respective joint venture partner and an indirect wholly owned subsidiary we have formed with respect to each hotel that we have elected to treat as a TRS.
Each lease agreement provides for a five-year term with the right for the respective Hotel Operations Joint Venture to extend the term of the lease for up to three additional terms of three years each; provided, however, that the Hotel Owner Joint Venture has the right to terminate the lease upon the sale of the hotel or any members of the Hotel Owner Joint Venture buying out any other member, as well as upon the occurrence of an event of default under the respective lease agreement.
Pursuant to the lease agreements, the Hotel Operations Joint Venture will pay to the Hotel Owner Joint Venture, on a monthly basis, an annual basic rent. The annual basic rent will be adjusted as set forth in the lease agreements beginning in 2016 as well as prorated for any partial years. For the Springmaid Beach Resort the annual basic rent is $3.205 million for 2014 and 2015. For the Q&C Hotel the annual basic rent is $3.2 million for 2015 and 2016.
In addition to annual basic rent, each respective Hotel Operations Joint Venture will pay a monthly percentage rent to the respective Hotel Owner Joint Venture equal to (i) an agreed percentage of year-to-date gross revenue that exceeds certain annual threshold amounts, less (ii) all prior percentage rent payments. Each respective Hotel Operations Joint Venture is also required to establish and fund a repairs and replacement reserve for the periodic refurbishment, replacements and non-routine repairs of all tangible personal property owned by the respective Hotel Owner Joint Venture. For each lease, the reserve is a percentage of gross receipts as set forth in the lease agreement. For Springmaid Beach Resort, this percentage ranges from 1% to 4%. For Q&C Hotel, this percentage ranges from 2% to 5%. In addition, the lease agreements require each Hotel Operations Joint Venture to pay all income taxes, rent, and all costs and expenses and utility and other charges incurred in the operations of the respective hotel.
Management Agreements
For us to qualify as a REIT, we cannot directly or indirectly operate any of our hotels. Third parties must operate our hotels. As described above, our hotels are leased to TRS lessees, which in turn have engaged property managers to manage our hotels pursuant to a hotel management agreement.
Springmaid Beach Resort
The Springmaid Hotel Operations Joint Venture has entered a management agreement with Doubletree Management LLC, an independent third-party hotel operator (“Doubletree”) pursuant to which Doubletree will manage and operate the Springmaid Beach Resort and the hotel will be branded a DoubleTree by Hilton on or before September 30, 2016, subject to the completion of certain property improvement requirements.

The management agreement requires us to maintain a minimum working capital reserve for the Springmaid Beach Resort. In addition, the Springmaid Hotel Owner Joint Venture is responsible for providing funds to meet the cash needs for the hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotel. The management agreement expires on December 31 of the 20th full year following the date on which the hotel begins operations under the Doubletree by Hilton name (the “Brand Commencement Date”). Upon mutual agreement, the parties may extend the term of the agreement for two successive periods of five years each. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the management agreement upon written notice to the defaulting party with no termination fee payable to Doubletree. In addition, we have the right to terminate the management agreement without the payment of a termination fee if Doubletree fails to achieve certain criteria relating to the performance of the hotel for any two consecutive years following the Brand Commencement Date. Under certain circumstances following a casualty or condemnation event, either party may terminate the management agreement provided Doubletree receives a termination fee an amount equal to two years of the base fee.  Also, Doubletree may terminate the management agreement if the Brand Commencement Date is delayed beyond September 30, 2016 and is entitled to a termination fee equal to $452,000.  We are permitted to terminate the management agreement upon a sale, lease or other transfer of the Springmaid Beach Resort any time after January 1, 2017 so long as the buyer is approved for, and enters into a DoubleTree by Hilton franchise agreement for the balance of the agreement’s term. Finally, we are restricted in our ability to assign the management agreement upon a sale, lease or other transfer the Springmaid Beach Resort unless the transferee is approved by Doubletree to assume the management agreement.
Pursuant to the management agreement Doubletree receives the following fees:

•
a base fee, which is a percentage of total operating revenue that starts at 2.5% and increases to 2.75% in the second year following the Brand Commencement Date and further increases in the third year following the Brand Commencement Date and thereafter to 3.0%;

•	a campground area management fee, which is 2% of any campground revenue;

•
an incentive fee, which is 15% of operating cash flow (after deduction for capital renewals reserve and the Springmaid Hotel Owner Joint Venture’s priority, which is 12% of the Springmaid Hotel Owner Joint Venture’s total investment);

•	an additional services fee in the amount reasonably determined by Doubletree from time to time; and

•	commencing on the Brand Commencement Date, a brand services fee in the amount of 4% of total rooms revenue, and an other brand services fee in an amount determined by Doubletree from time to time.

Q&C Hotel
A wholly owned subsidiary of the Q&C Hotel Operations Joint Venture (“Q&C Hotel Operations”) has entered a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the Q&C JV Partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Q&C Hotel Operations may terminate the management agreement upon (1) the occurrence of an event of default that continues beyond any applicable notice and cure periods, (2) a sale of the Q&C Hotel, (3) a change of control of Encore Hospitality without Q&C Hotel Operations’ approval, (4) a failure of Encore Hospitality to meet certain performance thresholds, (5) a sale of the Q&C Joint Venture Partner’s interest in the joint venture to us, and (6) if Q&C Hotel Operations is required to do so pursuant to the terms of the loan documents or the franchise agreement. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement).
Q&C Hotel Operations has also entered a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel will be branded as a Marriott Autograph Collection hotel on or before June 30, 2016, subject to the completion of certain property improvement requirements. The franchise agreement expires on the 25th anniversary of the opening date (as defined in the agreement) with no renewal options. Marriott may terminate the franchise agreement immediately upon certain defaults and after an opportunity to cure with respect to certain other defaults. Pursuant to the franchise agreement, commencing on the opening date, Q&C Hotel Operations will pay Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% after the third anniversary of the opening date and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues following the third anniversary of the opening date. Q&C Hotel Operations will also be responsible for the payment of certain other fees, charges and costs as set forth in the agreement.

In addition, in connection with the execution of the franchise agreement, KBS SOR US Properties II LLC (“SOR US Properties II”), our indirect wholly owned subsidiary, is providing an unconditional guarantee that all Q&C Hotel Operations’ obligations under the franchise agreement will be punctually paid and performed. Finally, certain transfers of the Q&C Hotel or an ownership interest therein are subject to a notice and consent requirement, and the franchise agreement further provides Marriott with a right of first refusal with respect to a sale of the hotel to a competitor of Marriott.
The following table provides summary information regarding our office property as of December 31, 2015:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Occupancy	Ownership %
2200 Paseo Verde Henderson, NV	12/23/2015	Office	59,818	13,245	78.0%	100.0%

ITEM 3.	LEGAL PROCEEDINGS
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
Stockholder Information
As of March 1, 2016, we had 11,179,684 shares of Class A common stock outstanding held by a total of approximately 1,800 stockholders. As of March 1, 2016, we had no class T shares outstanding. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the FINRA members and their associated persons that participated in the initial public offering of our common stock, in meeting their customer account statement reporting obligations pursuant to FINRA and NASD Conduct Rule 2340, as required by FINRA, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, prepares annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of our shares of Class A common stock was $10.00 per share as of December 31, 2015. The basis for this valuation was the public offering price of $10.00 per share as of December 31, 2015 (ignoring purchase price discounts for certain categories of purchasers). Our Class A common stock was our only class of stock outstanding at December 31, 2015. As of February 17, 2016 how we report our estimated per share value has changed. We now report the net investment amount of our shares as our estimated value per share, which is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table in the prospectus for our most recent primary public offering. This estimated value per share is $9.01 for each of our Class A and Class T shares of common stock. No later than 150 days after the second anniversary of the date on which we broke escrow in our initial public offering, we will provide an estimated NAV per share that we will use as our estimated value per share. This appraised value will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service and will comply with the IPA Valuation Guidelines. Once we announce an estimated NAV per share we generally expect to update the estimated NAV per share in December of each year.
Until we report an estimated NAV per share, these initial reported values will likely differ from the price at which a stockholder could resell his or her shares primarily because (i) there is no public trading market for the shares at this time; (ii) when based on the primary offering price and derived from the primary offering price, the estimated value will not reflect, and will not be derived from, the fair market value of our assets nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets as such amounts do not reflect the reduced amount of proceeds available for investment after the payment of certain fees and expenses, (iii) the purchase prices at which shares of our Class A common stock were sold prior to commencement of our initial public offering were significantly below the purchase prices for shares in our initial public offering and we paid significant organization and offering expenses in connection with our private offering; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
Distribution Information
We will declare stock dividends and cash distributions when our board of directors determines we have sufficient cash flow from operations, appreciation in our investments relative to aggregate acquisition cost, investment activities and/or strategic financings. This policy reflects our focus on acquiring an investment portfolio with a total return profile that is composed of a combination of assets that have potential for long-term appreciation and/or stabilized cash flow from operations upon lease-up or other enhancement.

During our offering stage, we currently expect our board of directors to declare stock dividends on a set monthly basis based on monthly record dates. Especially during the early stages of our operations and until our cash flows stabilize, our board of directors believes the declaration of stock dividends is in our best interest because it will allow us to focus on our investment strategy of investing in opportunistic real estate investments that may generate limited cash flow but have the potential for appreciation. These stock dividends may reflect in part an increase or anticipated increase in portfolio value to the extent our board of directors believes assets in our portfolio have appreciated or will appreciate in value after acquisition or after we have taken control of the assets. In addition, these stock dividends may reflect in part cash flow from operations. However, we can provide no assurances that our stock dividends will reflect appreciation in our portfolio or cash flow from operations. Unless our assets appreciate in an amount sufficient to offset the dilutive effect of any stock dividends, the return per share for later investors purchasing our stock will be below the return per share of earlier investors. With respect to any non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, we will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property’s management, ownership and future. We also may have more capital available for investment in these properties than their prior owners and operators were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants.
We expect that once our board of directors determines we have sufficient cash flow from operations, our board of director will authorize and declare cash distributions based on daily record dates and pay these distributions on a monthly basis. We expect that we will fund these cash distributions from interest income on our debt investments, rental and other income on our real property investments and to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. We may also utilize strategic refinancings to fund cash distributions for investments that have appreciated in value after our acquisition. Generally, our distribution policy is not to pay cash distributions from sources other than cash flow from operations, investment activities and strategic financings. However, we may fund cash distributions from any source and there are no limits to the amount of distributions that we may pay from any source, including proceeds from our initial public offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third party borrowings to fund these distributions.
Upon completion of our offering stage, we expect to fund cash distributions from interest and rental and other income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, debt securities, properties and other assets as well as the strategic use of debt financing as described above. We do not expect to make significant asset sales (and related cash distributions from net sales proceeds) during our offering stage because, as a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales monthly, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales.
Cash distributions on Class T shares will be lower than cash distributions on Class A shares because of the ongoing stockholder servicing fee to be paid with respect to Class T shares sold in the primary offering. We will not pay the stockholder servicing fee on Class T shares issued as a stock dividend or purchased in our dividend reinvestment plan offering; however, the stockholder servicing fee payable with respect to Class T shares purchased in the primary offering will be allocated to all the Class T shares as a class expense. The stockholder servicing fee therefore will impact the distributions payable on all Class T shares and may impact the NAV of all Class T shares if the amount of the stockholder servicing fee payable on the Class T shares sold in the primary offering exceeds amounts available for distribution to holders of Class A shares.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. On March 24, 2015, our board of directors authorized a quarterly stock dividend of 0.01 shares of Class A common stock (or 1% of a share of Class A common stock) on each outstanding share of Class A common stock issuable to all Class A stockholders of record as of the close of business on March 25, 2015. We issued this stock dividend, consisting of 44,538 shares of Class A common stock, on March 27, 2015 and this was the only dividend declared during the first quarter of 2015. Stock dividends are non-taxable to stockholders at the time of issuance.

On April 7, 2015, our board of directors authorized a quarterly stock dividend of 0.01 shares of Class A common stock (or 1% of a share of Class A common stock) on each outstanding share of Class A common stock issuable to all Class A common stockholders of record as of the close of business on June 24, 2015. We issued this stock dividend, consisting of 56,219 shares of Class A common stock, on June 29, 2015 and this was the only dividend declared during the second quarter of 2015. Stock dividends are non-taxable to stockholders at the time of issuance.
On August 6, 2015, our board of directors authorized a quarterly stock dividend of 0.01 shares of Class A common stock (or 1% of a share of Class A common stock) on each outstanding share of Class A common stock issuable to all Class A common stockholders of record as of the close of business on September 29, 2015. We issued this stock dividend, consisting of 65,710 shares of Class A common stock, on September 22, 2015 and this was the only dividend declared during the third quarter of 2015. Stock dividends are non-taxable to stockholders at the time of issuance.
On November 10, 2015, our board of directors authorized a quarterly stock dividend of 0.01 shares of Class A common stock (or 1% of a share of Class A common stock) on each outstanding share of Class A common stock issuable to all Class A common stockholders of record as of the close of business on December 16, 2015. We issued this stock dividend, consisting of 85,591 shares of Class A common stock, on December 22, 2015. On December 10, 2015, our board of directors declared a stock dividend of 0.06 shares of Class A common stock (or 6% of a share of Class A common stock) on each outstanding share of Class A common stock to all Class A common stockholders of record as of the close of business on December 16, 2015. We issued this stock dividend, consisting of 513,546 shares of Class A common stock, on December 21, 2015. On December 10, 2015, our board of directors also declared a cash distribution in the amount of $0.12 per share of Class A common stock to Class A common stockholders of record as of the close of business on December 16, 2015. We paid $1.0 million, comprised of $0.4 million of cash dividends and $0.6 million of distributions reinvested by stockholders, on December 18, 2015. The distribution amount was generally determined based on both our estimated undistributed taxable income and the results of operations. The distribution was paid in cash or, for investors enrolled in our distribution reinvestment plan, reinvested in additional shares. These were the only cash distributions and stock dividends declared during the fourth quarter of 2015. Stock dividends are non-taxable to stockholders at the time of issuance.
The tax composition of our cash distributions paid during the year ended December 31, 2015 was as follows:

2015
Ordinary Income	70%
Return of Capital	30%
Capital Gain	—%
Total	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees (1)	$4,055	Actual
Finders’ fees	—	Actual
Other underwriting compensation (2)	842	Actual
Other organization and offering costs (excluding underwriting compensation) (2)	2,450	Actual
Total expenses	$7,347

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	15.0%	Actual
______________________________________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears. Our dealer manager will reallow all of the stockholder servicing fee paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of December 31, 2015, we had not yet paid any stockholder servicing fees.
(2) Other underwriting compensation expenses include the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees payable to participating broker-dealers hosting retail seminars, travel, meal and lodging costs for registered persons associated with our dealer manager to attend retail seminars conducted by broker-dealers, legal fees of our dealer manager and promotional items. Other organization and offering expenses include all expenses (other than selling commissions, the dealer manager fee, the stockholder servicing fee and other underwriting compensation) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and transfer agent, charges of our advisor for administrative services related to the issuance of shares in our initial public offering, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of our advisor for costs in connection with preparing supplemental sales materials.
Our advisor and its affiliates have agreed to reimburse us at the termination of our primary offering to the extent that organization and other offering expenses (which includes all items discussed above and excludes selling commissions, the dealer manager fee and the stockholder servicing fee with respect to Class T shares sold in the primary portion of our initial public offering) borne by us in connection with the primary portion of the initial public offering, regardless of when incurred, exceed 1.0% of gross primary offering proceeds raised in our initial public offering.
From the commencement of our ongoing initial public offering through December 31, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $41.6 million.
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
As of December 31, 2015, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $117.7 million in two hotel properties, one office property and one first mortgage, including $3.6 million of acquisition fees and closing costs and origination fees and expenses.
On August 12, 2014, our Registration Statement on Form S-11 (File No. 333-192331), covering a public offering of up to 100,000,000 shares of common stock in a primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on August 12, 2014 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. Initially we were offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan were initially being offered at an aggregate offering price of $760 million, or $9.50 per share.

On February 11, 2016, we filed an amended registration statement on Form S-11 with the SEC to add a second class of common stock designated as Class T shares and to designate our currently outstanding common stock as Class A shares. Pursuant to the registration statement, as amended, effective February 17, 2016, we are offering up to $1,000,000,000 in shares of our common stock in the primary offering, consisting of two classes of shares: Class A shares at a price of $10.00 per share and Class T shares at a price of $9.59 per share. Both classes of shares have discounts available to certain categories of purchasers. We are also offering up to 76,366,006 in shares of our common stock pursuant to our dividend reinvestment plan: Class A shares at a price of $9.50 per share and Class T shares at a price of $9.12 per share. We are offering to sell any combination of Class A and Class T shares in our primary offering and dividend reinvestment plan offering but in no event may we sell more than 180,000,000 of shares of our common stock pursuant to the offering. We reserve the right to reallocate shares between the primary offering and our dividend reinvestment plan offering. Based on our current estimates, we have allocated 103,633,994 and 76,366,006 shares of our common stock to our primary and dividend reinvestment plan offerings, respectively.
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
As of December 31, 2015, we had sold 4,959,727 shares of Class A common stock in our ongoing initial public offering for gross offering proceeds of $49.0 million. As of December 31, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth above. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.
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

Pursuant to the program, as amended, unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in the share redemption program), until we establish an estimated NAV per share of our common stock, the price at which we will redeem the shares is as follows:

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

Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table in our prospectus, as amended and supplemented. For each class of shares, this amount will initially equal $9.01 per share for redemptions of shares received as a result of a stock dividend.
After we establish an estimated NAV per share of our common stock, and unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability, or determination of incompetence, the price at which we will redeem the shares is as follows:

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
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to our dividend reinvestment plan and shares received as a stock dividend will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares or stock dividend shares relate. The date of the share’s original issuance by us is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
We expect to establish an estimated NAV per share no later than 150 days after the second anniversary of the date on which we broke escrow in our initial public offering.
The terms of our share redemption program with respect to redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence are as follows:

•	There is no one-year holding requirement;

•	Additional funds in an amount up to $500,000 are available for redemption;

•
Until we establish an estimated NAV per share, which we expect to be no later than June 6, 2017 (as described above), the redemption price is the amount paid to acquire the shares from us; provided that, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table in our prospectus for our initial public offering, as amended and supplemented. For each class of shares, this amount will initially equal $9.01 per share for redemptions of shares received as a result of a stock dividend; and

•	Once we have established an estimated NAV per share, the redemption price would be the estimated NAV of the shares, as determined by our board of directors.
Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice.
During the year ended December 31, 2015, we did not redeem any shares pursuant to our share redemption program.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2015, 2014 and 2013 and for the year ended December 31, 2015, 2014 and the period from July 3, 2013 to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2015	2014	2013
Balance sheet data
Total real estate and real estate-related investments, net	$113,345	$43,374	$—
Total assets	139,729	57,873	724
Total notes payable, net	60,836	25,341	—
Total liabilities	67,895	27,215	642
Redeemable common stock	1,092	—	—
Total equity	70,742	30,658	82

	For the Years Ended December 31,		For the Period from July 3, 2013 to December 31, 2013
Operating data	2015	2014
Total revenues	$17,025	$184	$—
Net loss attributable to common stockholders	(2,056)	(2,456)	(71)
Net loss per common share - basic and diluted	(0.32)	(0.91)	(0.09)
Other data
Cash flows provided by (used in) operating activities	$256	$(1,661)	$—
Cash flows used in investing activities	(69,343)	(43,635)	—
Cash flows provided by financing activities	80,598	57,840	513
Distributions declared	1,027	—	—
Distributions declared per common share	0.12	—	—
Stock dividends declared per common share	0.10	—	—
Weighted-average number of common shares outstanding, basic and diluted	6,471,702	2,704,988	815,582

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on February 6, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2014. On July 3, 2013, we commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), to offer a maximum of $105,000,000 of shares of common stock for sale to certain accredited investors, of which $5,000,000 of shares were offered pursuant to our dividend reinvestment plan. We ceased offering shares in our private offering on August 11, 2014. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager of the offering pursuant to a dealer manager agreement and was responsible for marketing our shares in the offering.
On November 14, 2013, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register for sale to the public a maximum of 180,000,000 shares of common stock, of which 80,000,000 shares were to be offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on August 12, 2014 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering pursuant to a dealer manager agreement. On February 11, 2016, we filed an amended registration statement on Form S-11 with the SEC to add a second class of common stock designated as Class T shares and to designate our currently outstanding common stock as Class A shares. Pursuant to the amended registration statement, we are offering to sell any combination of Class A and Class T shares in our primary offering and dividend reinvestment plan offering but in no event may we sell more than 180,000,000 of shares of our common stock pursuant to the offering. We commenced offering our Class T shares of our common stock for sale to the public on February 17, 2016. The dealer manager is responsible for marketing our shares in the initial public offering.
We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of December 31, 2015, we owned two hotel properties, one office property and had originated a first mortgage loan.
As of December 31, 2015, we had sold 4,959,727 shares of Class A common stock for gross offering proceeds of $49.0 million in our initial public offering, including 62,365 shares of Class A common stock under our dividend reinvestment plan for gross offering proceeds of $0.6 million. As of December 31, 2015, we had sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on April 2, 2014 and July 31, 2014, we issued 120,106 shares and 132,116 shares of Class A common stock for $1.0 million and $1.1 million, respectively, in separate private transactions exempt from the registration requirements of the Securities Act.
We have no employees and KBS Capital Advisors LLC (“KBS Capital Advisors”) has served as our external advisor since commencement of the private offering. As our advisor, KBS Capital Advisors manages our day-to-day operations and manages our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf.

We have formed a strategic relationship with STAM, a commercial real estate investment and asset management firm headquartered in Paris, France to support us and our advisor in connection with our investments in Europe. Our advisor has entered a sub-advisory agreement with STAM, pursuant to which STAM will provide real estate acquisition and portfolio management services to our advisor in connection with our investments in Europe. For investments in Europe we make directly and our ownership interest is 100%, our advisor will compensate STAM for its services in sourcing and managing these investments from the fees its earns from us under the advisory agreement with us and we will pay STAM no additional compensation. We, along with our advisor, expect to enter a letter agreement with STAM that sets forth general compensation terms with respect to investments we make through STAM, other than through our direct investment in value-added real estate and distressed debt in Europe (which are governed by the sub-advisory agreement between STAM and our advisor). We can give no assurances as to the number, if any, of investments we may make in Europe. See “Investment Strategies - Other Possible Investments” for a discussion of the additional types of investments we expect to make in Europe through our strategic relationship with STAM.
Market Outlook ─ Real Estate and Real Estate Finance Markets
Current conditions in the global capital markets remain volatile. The slowdown in global economic growth, and the increase in oil production capacity, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities have led to a weakening of global economic conditions, particularly in emerging market nations. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and deflation becomes a very real risk. Over the past decade the United States has seen a resurgence of the domestic energy markets. The growth of domestic oil and natural gas production helped the U.S. economy rebound from the 2008-2009 recession. During the first quarter of 2016, supply pressures in the energy markets have driven down the price of oil to levels not seen in many years, and U.S. economic growth has slowed. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Liquidity and Capital Resources
We are dependent upon the net proceeds from our private offering and our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2015, we had sold 4,959,727 shares of common stock for gross offering proceeds of $49.0 million in our initial public offering. We sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
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
During the year ended December 31, 2015, we acquired one hotel property and one office property. Our cash needs for this origination and acquisition were met primarily with proceeds from our initial public offering and debt financing. Operating cash needs during the same period were also primarily met with proceeds from our initial public offering. As of December 31, 2015, $1.7 million was available under the Q&C Hotel Mortgage Loan for future disbursements to be used for renovation costs, subject to certain terms and conditions contained in the loan documents.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses. In connection with the public offering, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us in connection with our initial public offering exceed 15% of our gross offering proceeds from our initial public offering. As of December 31, 2015, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $4.9 million. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of December 31, 2015, our advisor had incurred offering expenses on our behalf related to our private offering of $956,834, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement we entered into on August 12, 2015 has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
We elected to be taxed and have operated as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2014. We intend to continue to operate as a REIT. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of December 31, 2015, we owned two hotel properties, one office property and one first mortgage loan. During the year ended December 31, 2015, net cash provided by operating activities was $0.3 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2015 for an entire period, anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $69.3 million for the year ended December 31, 2015 and primarily consisted of the following:

•	Acquisitions of a hotel property and office property for an aggregate purchase price of $64.0 million; and

•	Improvements to real estate of $5.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $80.6 million for the year ended December 31, 2015 and consisted primarily of the following:

•
$43.3 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $5.1 million;

•	$35.3 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $35.8 million, offset by payments of deferred financing costs of $0.5 million;

•	$2.5 million of contributions from noncontrolling interests; and

•	$0.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.6 million.

In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2015, our borrowings and other liabilities were approximately 49% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$61,760	$—	$61,760	$—	$—
Interest payments on outstanding debt obligations (2)	4,902	2,061	2,841	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2015. We incurred interest expense of $0.9 million, excluding amortization of deferred financing costs of $0.2 million and unrealized loss on interest rate cap of $0.1 million for the year ended December 31, 2015.
Results of Operations
Overview
As of December 31, 2014, the Company owned one hotel property and had originated a first mortgage loan. As of December 31, 2015, the Company owned two hotel properties, one office property and had one first mortgage loan. We funded the acquisitions of these investments with proceeds from our terminated private offering, initial public offering and debt financing. Our results of operations for the year ended December 31, 2015 are not indicative of those in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to make future acquisitions of real estate and real estate-related investments. During the period from July 3, 2013 to December 31, 2013, we had been formed but had not commenced any significant operations. As a result, we had no material results of operations for that period. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2015 for an entire year and anticipated future acquisitions of real estate and real estate-related investments.
Hotel revenues increased from $0.1 million for the year ended December 31, 2014 to $16.6 million for the year ended December 31, 2015. Interest income from our real estate loan receivable, recognized using the interest method, increased from$0.1 million for the year ended December 31, 2014 to $0.4 million for the year ended December 31, 2015.
For the year ended December 31, 2014, total recurring expenses directly related to our real estate and real estate loan receivable was $91,000, consisting of $46,000 of hotel expenses, $13,000 of asset management fees to affiliate, $3,000 of depreciation and amortization and $29,000 of interest expense. Additionally, we incurred real estate acquisitions fees to affiliates and non-affiliates of $1.6 million for the year ended December 31, 2014, which relates to the acquisition of a hotel property. For the year ended December 31, 2015, total expenses directly related to our real estate and real estate loan receivable were $14.4 million, consisting of $11.6 million of hotel expenses, $0.4 million of asset management fees to affiliate, $1.2 million of depreciation and amortization expense and $1.2 million of interest expense. Additionally, we incurred real estate acquisitions fees to affiliates and non-affiliates of $2.2 million for the year ended December 31, 2015, which primarily relates to the acquisition of a hotel property and an office property. All asset management fees incurred as of December 31, 2015 have been paid. We expect total expenses directly related to our real estate and real estate loan receivable to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.

General and administrative expenses increased from $1.1 million the year ended December 31, 2014 to $2.4 million for the year ended December 31, 2015. These general and administrative costs consisted primarily of transfer agent fees, insurance premiums, accounting fees, internal and external audit expenses, legal fees, dead deal costs, estimated tax on our TRS subsidiaries and board of director fees. General and administrative expenses increased in 2015 primarily due to the commencement of our initial public offering and the acquisition of one hotel property. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate and real estate-related investments.
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

Real Estate Loans Receivable
Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we reserve for any unpaid accrued interest and generally do not recognize subsequent interest income until cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest, according to the contractual terms of the loan, is probable.
We generally recognize income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. We consider the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis.
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

Buildings	25-40 years
Building Improvements	10-25 years
Tenant Improvements	Shorter of lease term or expected useful life
Tenant Origination and Absorption Costs	Remaining term of related leases, including below-market renewal periods
Advance Booking Intangible	1 year
Furniture, Fixtures & Equipment	3-12 years
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
Intangible assets include the value of in place leases, which represents the estimated value of the net cash flows of the in place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease up. Acquired in place lease value are amortized to expense over the average remaining non-cancelable terms of the respective in place leases, including any below-market renewal periods. Intangible assets also include the estimated value of advance bookings for hotels, which are recorded at a discounted present value based on estimated collectibility and are amortized on a straight-line basis over the period the amounts are expected to be collected.

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
Subsequent to the acquisition of a property, we may incur and capitalize costs necessary to get the property ready for its intended use.  During that time, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized.
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
As of December 31, 2015 and 2014, there was no loan loss reserve and we did not record any impairment related to our real estate loan receivable. However, in the future, we may experience losses from our investment in loan receivable requiring us to record a loan loss reserve. Realized losses could be material and significantly exceed any recorded reserves.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ from estimated amounts.
Real Estate Securities
We may invest in securities that we expect to classify as available-for-sale, since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments will be carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, we may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.
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
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of March 21, 2016, we had sold 7,458,869 shares of Class A common stock and 7,560 shares of Class T common stock in our initial public offering for an aggregate gross offering proceeds of $66.3 million. Included in these amounts were 62,385 shares of Class A common stock sold under our dividend reinvestment plan for gross offering proceeds of $0.6 million.
Distributions
On March 21, 2016, our board of directors authorized a quarterly stock dividend for the first quarter of 2016, of 0.005 shares of each class of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on March 31, 2016. We expect to issue this stock dividend on or about April 1, 2016.
Also, on March 21, 2016, our board of directors authorized monthly stock dividends for the months of April and May, each in the amount of 0.001667 shares of each class of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on April 30, 2016 and May 31, 2016, respectively. We expect to issue these stock dividends on or about May 1, 2016 and June 1, 2016, respectively.
On February 29, 2016, our board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from March 1, 2016 through March 31, 2016, which we expect to pay in April 2016. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of (i) $0.00026202 per share per day less (ii) the daily class-specific expense accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Given the distribution rate declared for the period and because the stockholder servicing fee is a class-specific expense of the Class T shares of our common stock,we do not expect to pay cash distributions on shares of Class T common stock for record dates from March 1, 2016 to March 31, 2016.

On March 21, 2016, our board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from April 1, 2016 through April 30, 2016, which we expect to pay in May 2016 and cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from May 1, 2016 through May 31, 2016, which we expect to pay in June 2016. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the daily class-specific expense accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.

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
The table below summarizes the book value and the interest rate of our loan receivable and outstanding principal balance and the weighted average interest rates for our notes payable for each category as of December 31, 2015 based on the maturity dates and the notional amount and average pay and receive rates of our derivative instrument as of December 31, 2015 based on maturity date (dollars in thousands):

	Maturity Date						Total Value or Notional Amount
	2016	2017	2018	2019	2020	Thereafter		Fair Value
Assets
Loan receivable, book value
Mortgage loan - fixed rate	$—	$3,372	$—	$—	$—	$—	$3,372	$3,311
Annual effective interest rate (1)	—	11.7%	—	—	—	—	11.7%
Derivative instrument
Interest rate caps, notional amount	$—	$—	$54,330	$—	$—	$—	$54,330	$45
Average interest strike rate (2)	—	—	3.0%	—	—	—	3.0%
Liabilities
Notes Payable, principal outstanding
Variable rate	$—	$33,430	$28,330	$—	$—	$—	$61,760	$61,880
Average interest rate (3)	—	3.1%	3.6%	—	—	—	3.3%
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2015 using the interest method, divided by the average amortized cost basis of the investments.
(2) The average interest strike rate represents the weighted-average cap on one-month LIBOR on the applicable notional amounts.
(3) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2015 is calculated as the actual interest rate in effect at December 31, 2015 (consisting of the contractual interest rate), using interest rate indices at December 31, 2015, where applicable.

As of December 31, 2015, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At December 31, 2015, the fair value and carrying value of our fixed rate real estate loan receivable was $3.3 million and $3.4 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2015, we were exposed to market risks related to fluctuations in interest rates on $61.8 million of variable rate debt outstanding. Based on interest rates as of December 31, 2015, if interest rates were 100 basis points higher during the 12 months ending December 31, 2016, interest expense on our variable rate debt would increase by $0.6 million. As of December 31, 2015, one-month LIBOR was 0.42950% and if the LIBOR index was reduced to 0% during the 12 months ending December 31, 2016, interest expense on our variable rate debt would decrease by $0.3 million.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Amended and Restated Code of Conduct and Ethics
On March 21, 2016, our board of directors approved our amended and restated Code of Conduct and Ethics (the “Amended Code”). Previously, under our Code of Conduct and Ethics, our chief financial officer served as our compliance officer. Pursuant to the Amended Code, our advisor’s chief audit executive will serve as our compliance officer. The Amended Code also makes certain administrative changes to our Code of Conduct and Ethics.
Amended and Restated Advisory Agreement
On March 21, 2016, we entered an amended and restated advisory agreement (the “Amended and Restated Agreement”) with our advisor to provide that if our advisor were entitled to a termination fee upon the termination of the advisory agreement, the promissory note received in connection with the payment of such a fee would not bear interest.
The Amended and Restated Agreement remains effective through August 12, 2016; however, either party may terminate the Amended and Restated Agreement without cause or penalty upon providing 60 days’ written notice. Except as described herein, in all other material respects, the terms of the Amended and Restated Agreement are consistent with those of the advisory agreement that was previously in effect.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Keith D. Hall	Chief Executive Officer and Director	57
Peter McMillan III	Chairman of the Board, President and Director	58
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	38
Stacie K. Yamane	Chief Accounting Officer	51
Michael L. Meyer	Independent Director	77
William M. Petak	Independent Director	54
Laurent Degryse	Independent Director	49
_____________________
* As of March 1, 2016.
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
Mr. Hall is a co-founder of Willowbrook Capital Group, LLC, which, from August 2003 until December 2012, was an asset management company. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.
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
Peter McMillan III is our President, the Chairman of the Board and one of our directors, positions he has held since our formation in February 2013. He is also President, Chairman of the Board and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008. He is also an Executive Vice President, Treasurer, Secretary and a director of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, and an Executive Vice President of KBS Legacy Partners Apartment REIT, positions he has held for these entities since June 2005, August 2007, January 2010, January 2015 and August 2009, respectively. In addition, Mr. McMillan is a sponsor of our company, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, which were formed in 2013, 2005, 2007, 2009, 2008, 2009 and 2015, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor. Mr. McMillan is also a member of the investment committee formed by our advisor to evaluate and authorize new investment opportunities for us.

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
Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors and the Chairman of the Board for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct our board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Growth & Income REIT, TCW Mutual Funds and Metropolitan West Funds and as a former director of Steinway Musical Instruments, Inc. provide him with an understanding of the requirements of serving on a public company board and qualify him to serve as the chairman of our board of directors.
Michael L. Meyer is one of our independent directors and is the chair of the audit committee, positions he has held since April 2014. He is also an independent director and the chairman of the audit committee of KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT, positions he has held for these entities since January 2010 and October 2009, respectively. Mr. Meyer is a private real estate investor and since 1999 has been the Chief Executive Officer of the Michael L. Meyer Company. The Michael L. Meyer Company is a principal and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer also has been a principal of TwinRock Partners, LLC (formerly known as AMG Realty Investors, LLC), a commercial and residential real estate investment company. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1999 to 2003, Mr. Meyer was also a principal of Pacific Capital Investors, which acquired non-performing loans secured by real estate in Japan. From 1974 to 1998, Mr. Meyer was Managing Partner-Orange County and Audit Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director and member of the audit committee of Opus Bank, positions he has held since September 2010. Additionally, Mr. Meyer previously served as a director and member of the audit committee of City National Bank and City National Corporation, as a director and member of the audit committee of William Lyon Homes, Inc. and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc.
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
Our board of directors has concluded that Mr. Meyer is qualified to serve as one of our independent directors and the chairman of our audit committee for reasons including his expertise with respect to residential and commercial real estate investments and accounting and financial reporting matters. With over 12 years of experience investing in residential and commercial real estate and providing residential and commercial real estate acquisition, financing and management services and advice, Mr. Meyer is well-positioned to advise the board with respect to potential investment opportunities and investment management. In addition, with over 35 years of experience as an independent Certified Public Accountant or auditor for real estate companies, Mr. Meyer provides our board of directors with substantial expertise regarding real estate accounting and financial reporting matters. Further, Mr. Meyer’s experience as a director and chairman of the audit committee of KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, and his prior experience as a director and member of the audit committee of City National Bank and City National Corporation, as a director and member of the audit committee of William Lyon Homes, Inc. and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. provide him with an understanding of the requirements of serving on a public company board.

William M. Petak is one of our independent directors and is the chair of our conflicts committee, positions he has held since April 2014. He is also an independent director of KBS Strategic Opportunity REIT, a position he has held since October 2009. Since April 2009, Mr. Petak has served as the Managing Principal of CorAmerica Capital LLC, a commercial real estate loan investment manager. CorAmerica Capital was established to acquire discounted performing mortgage and real estate-related assets as well as originate new real estate investments. Mr. Petak has over 30 years of experience in the real estate industry and 20 years of experience investing in real estate-related debt investments. From January 2005 to April 2009, Mr. Petak served as Senior Vice President and Director for AIG Mortgage Capital, LLC, a subsidiary of American International Group, Inc. (AIG). Mr. Petak also served as National Head of Mortgage Lending and Real Estate for the retirement services company, SunAmerica, Inc., from January 1999 to August 2001, and served as Managing Director for AIG Investments, Inc. as well as National Head of Mortgage Lending and Real Estate for both SunAmerica and the life insurance company American General from August 2001 to April 2009. Both SunAmerica and American General were acquired by AIG in 1999 and 2001, respectively, and were managed on a mutually exclusive basis. Mr. Petak joined AIG with the merger of SunAmerica with AIG in 1999. Ultimately, Mr. Petak was responsible for AIG Mortgage Capital’s regulated insurance portfolios’ fixed income real estate investments nationwide. He served on both the Securitized Products Group Committee and Global Asset Allocation Committee for the regulated insurance companies of AIG.
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
Our board of directors has concluded that Mr. Petak is qualified to serve as one of our independent directors for reasons including his expertise in the real estate finance markets. With over 30 years of experience in the real estate industry and 20 years of experience investing in real estate-related debt, Mr. Petak offers insights and perspective with respect to our investment portfolio. Further, as a director of KBS Strategic Opportunity REIT and as a member of the Mortgage Bankers Association, the Commercial Mortgage Securities Association, the CRE Financial Council, Life Mortgage and Real Estate Officer Council, the President’s Council of the Real Estate Roundtable and a founding member, current Chairman Emeritus and past Chairman of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, Mr. Petak is regularly and actively engaged in both the professional and academic community.
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
Jeffrey K. Waldvogel is our Chief Financial Officer, Treasurer and Secretary, positions he has held since June 2015. He is also the Chief Financial Officer of our advisor, KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, positions he has held for each of these entities since June 2015. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, positions he has held for each of these entities since June 2015. Mr. Waldvogel is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. Waldvogel has been employed by an affiliate of KBS Capital Advisors since November 2010. With respect to the KBS-sponsored REITs advised by KBS Capital Advisors, he served as the Director of Finance and Reporting from July 2012 to June 2015 and as the VP Controller Technical Accounting from November 2010 to July 2012. In these roles Mr. Waldvogel was responsible for overseeing internal and external financial reporting, valuation analysis, financial analysis, REIT compliance, debt compliance and reporting, and technical accounting.
Prior to joining an affiliate of KBS Realty Advisors in 2010, Mr. Waldvogel was an audit senior manager at Ernst & Young LLP. During his eight years at Ernst & Young LLP, where he worked from October 2002 to October 2010, Mr. Waldvogel performed or supervised various auditing engagements, including the audit of financial statements presented in accordance with GAAP, as well as financial statements prepared on a tax basis. These auditing engagements were for clients in a variety of industries, with a significant focus on clients in the real estate industry.
In April 2002, Mr. Waldvogel received a Master of Accountancy Degree and Bachelor of Science from Brigham Young University in Provo, Utah. Mr. Waldvogel is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since our formation in February 2013. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, positions she has held for these entities since October 2008, October 2008, October 2008, January 2010, August 2009, August 2009 and January 2015, respectively. From July 2007 until December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008, she served as Controller of KBS REIT II; from October 2004 to October 2008, she served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I; and from June 2005 to October 2008 she served as Controller of KBS REIT I.
Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, from 2004 through 2015, Ms. Yamane was responsible for client accounting/reporting for two real estate portfolios. These portfolios consisted of industrial, office and retail properties as well as land parcels. Ms. Yamane worked closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assisted in the supervision and management of KBS Realty Advisors’ accounting department.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2015.

Name	Fees Earned in 2015 or Paid in Cash (1)	All Other Compensation	Total
Michael L. Meyer	$131,333	$—	$131,333
William M. Petak	128,333	—	128,333
Laurent Degryse	119,333	—	119,333
Peter McMillan (2)	—	—	—
Keith D. Hall (2)	—	—	—
_____________________
(1) Fees Earned in 2015 or Paid in Cash include meeting fees earned in: (i) 2014 but paid or reimbursed in 2015 as follows: Mr. Meyer $44,333, Mr. Petak $42,333, and Mr. Degryse $41,333; and (ii) 2015 and paid or to be paid in 2016 as follows: Mr. Meyer $11,333, Mr. Petak $9,333, and Mr. Degryse $9,333.
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
Stock Ownership
The following table shows, as of January 31, 2016, the amount of our Class A common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage
Robert E. Low(1)	763,118	7.4%
Keith D. Hall, Chief Executive Officer and Director(2)	291,906 (3)(4)	2.8%
Peter McMillan III, Chairman of the Board, President and Director(2)	291,906 (3)(4)	2.8%
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Michael L. Meyer, Independent Director	—	—
William M. Petak, Independent Director	—	—
Laurent Degryse, Independent Director	—	—
All directors and executive officers as a group	291,906 (3)(4)	2.8%
_____________________
(1) The address of this beneficial owner is 2740 N. Mayfair Avenue, Springfield, Missouri 65803.
(2) The address of this beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(3) Includes 23,966 Class A shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. None of the shares are pledged as security.
(4) Includes 267,940 Class A shares owned by Willowbrook Capital Group, an entity owned and controlled by Keith D. Hall and Peter McMillan III. None of the shares are pledged as security.

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

Our Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Chief Compliance Officer, currently our advisor’s Chief Audit Executive, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.
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
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We initially entered our advisory agreement with our advisor on July 3, 2013 in connection with our private offering. On August 12, 2014, we amended and restated our advisory agreement in connection with the launch of our initial public offering. The agreement was amended and restated again in August 2015 in connection with renewing the term of the agreement for an additional year and to effect certain changes to the agreement previously in effect. On February 17, 2016, we amended and restated our advisory agreement to reflect certain changes to fees and expense reimbursements in connection with the offer and sale of Class T shares of common stock in our initial public offering. Our current advisory agreement has a one-year term expiring August 12, 2016, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. For the year ended December 31, 2014 and from January 1, 2015 through the most recent date practicable, which was January 31, 2016, we compensated our advisor as set forth below.

Our advisor or its affiliates have paid, and may pay in the future, some of our organization and offering costs (other than selling commissions, dealer manager fees and the ongoing stockholder servicing fee with respect to Class T shares sold in the primary portion of our initial public offering) incurred in connection with our offerings. There was no limit on the organization and offering costs incurred in connection with our private offering and we reimbursed our advisor for all such costs incurred on our behalf. For the public offering we reimburse our advisor and dealer manager for commercially reasonable organization and offering expenses they incur on our behalf in connection with our initial public offering up to an amount that, when combined with selling commissions, dealer manager fees, and the ongoing stockholder servicing fee paid with respect to Class T shares sold in the primary portion of our initial public offering, and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the aggregate gross proceeds of our primary initial public offering and the offering under our dividend reinvestment plan as of the date of reimbursement. Effective February 17, 2016, at the termination of our primary initial public offering, our advisor and its affiliates will reimburse us to the extent that the organization and offering expenses paid directly or reimbursed by us (excluding selling commissions, the dealer manager fee and the ongoing stockholder servicing fee with respect to Class T shares sold in the primary portion of our initial public offering) in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross primary offering proceeds. Our advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary offering to the extent they exceed 1.0% of gross primary offering proceeds as of the termination of the primary offering.
From January 1, 2014 through December 31, 2014, our advisor incurred approximately $0.2 million of organization and offering expenses related to the private offering on our behalf, all of which we had reimbursed as of December 31, 2014. From January 1, 2015 through January 31, 2016, no organization and offering expenses related to the private offering were incurred by our advisor on our behalf. From January 1, 2014 through December 31, 2014, our advisor incurred approximately $1.1 million of organization and offering expenses related to the public offering on our behalf and from January 1, 2015 through January 31, 2016, our advisor incurred approximately $2.0 million of organization and offering expenses related to the public offering on our behalf, of which $2.6 million was outstanding as of January 31, 2016.
We incur acquisition and origination fees payable to our advisor equal to a percentage of the cost of investments acquired or originated by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate investments. For investments acquired or originated with proceeds raised in our offerings on or prior to February 16, 2016, this percentage is 1.5%. For investments acquired or originated with proceeds raised in our initial public offering after February 16, 2016, this percentage is 2.6%. Acquisition and origination fees from January 1, 2014 through December 31, 2014 totaled approximately $0.6 million. Acquisition and origination fees from January 1, 2015 through January 31, 2016 totaled approximately $1.0 million, of which $0.1 million was outstanding as of January 31, 2016.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2014 through December 31, 2014 and from January 1, 2015 through January 31, 2016, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the cost of our investments and (ii) 2.0% of the sum of the cost of our investments, less any debt secured by or attributable to the investments. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, including the cost of any subsequent development, construction or improvements to the property and including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor). The cost of the loans and any investments other than real property is calculated as the lesser of (x) the amount actually paid or allocated to acquire or fund the loan or other investment, including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor), and (y) the outstanding principal amount of such loan or other investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition fees paid or payable to our advisor), as of the time of calculation. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. From January 1, 2014 through December 31, 2014, our asset management fees totaled $13,000. From January 1, 2015 through January 31, 2016, our asset management fees totaled $0.6 million, all of which was paid as of January 31, 2016.

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and cybersecurity costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2014 through December 31, 2014, we had reimbursed our advisor for $0.4 million of operating expenses, including $11,000 of employee costs. From January 1, 2015 through January 31, 2016, we had reimbursed our advisor for $0.4 million of operating expenses, including $0.2 million of employee costs and $0.2 million of dead deal costs. As of January 31, 2016, we had $0.1 million of operating expenses outstanding, including $63,000 of employee costs.
We, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. Our advisor’s and our dealer manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
Our Relationship with KBS Capital Markets Group. We have been party to a dealer manager agreement with our dealer manager since the launch of our private offering on July 3, 2013. We ceased offering shares in our private offering on August 11, 2014, at which point the dealer manager agreement with respect to the private offering terminated (other than with respect to certain provisions which survive termination of the agreement). On August 12, 2014 we launched our initial public offering and entered a new dealer manager agreement with our dealer manager with respect to the public offering. Pursuant to the agreements, our dealer manager was entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary initial public offering and our primary private offering (no selling commissions or dealer manager fees were payable with respect to sales under the dividend reinvestment plan). As of February 17, 2016, we entered an amended and restated dealer manager agreement in connection with our public offering in order to revise the terms of the dealer manager agreement to provide for the offer and sale of Class T shares of our common stock in our initial public offering. Pursuant to the terms of the amended and restated dealer manager agreement, our dealer manager is entitled to receive selling commissions of up to 6.5% of the purchase price for Class A shares of our common stock sold in the primary offering and up to 3.0% of the purchase price of our Class T shares of common stock sold in the primary offering, as well as a dealer manager fee of up to 2.0% of the purchase price of each class of shares of our common stock sold. All or a portion of the selling commissions are or were not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is or was payable with respect to certain volume discount sales. The dealer manager reallows or reallowed 100% of selling commissions to broker-dealers participating in our initial public offering. From its dealer manager fee, our dealer manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in select cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2014 through December 31, 2014, we incurred selling commissions of $1.2 million of which 100% was reallowed to participating broker-dealers. From January 1, 2015 through January 31, 2016, we incurred selling commissions of $3.0 million of which 100% was reallowed to participating broker dealers. From January 1, 2014 through December 31, 2014, we incurred dealer manager fees of $0.8 million, of which $0.1 million was reallowed by our dealer manager to participating broker-dealers. From January 1, 2015 through January 31, 2016, we incurred dealer manager fees of $1.6 million, of which $0.5 million was reallowed by our dealer manager to participating broker-dealers.

In addition to selling commissions and dealer manager fees, and subject to the limitations on organization and offering expenses described above, we are also obligated to reimburse our dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These expenses include, among others, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, and meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers. We reimburse our dealer manager for such underwriting compensation incurred in connection with our public offering as discussed in the prospectus for our initial public offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. From January 1, 2014 through December 31, 2014, we had reimbursed our dealer manager for $0.2 million in expenses related to the private offering. From January 1, 2014 through December 31, 2014, our dealer manager had incurred $0.5 million of expenses outstanding related to the public offering. From January 1, 2015 through January 31, 2016, our dealer manager had incurred $1.8 million of expenses outstanding related to the public offering.
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
Independent Registered Public Accounting Firm
During the year ended December 31, 2015, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2015 and 2014 all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2015 and 2014, are set forth in the table below.

	2015	2014
Audit Fees	$326,395	$182,540
Audit-related fees	—	166,300
Tax fees	219,211	56,182
All other fees	333	399
Total	$545,939	$405,421

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
The following financial statement schedule is included herein at pages F-37 through F-38 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(b)    Exhibits

Ex.	Description

3.1
Second Articles of Amendment and Restatement adopted on August 11, 2014, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed September 19, 2014

3.2
Second Amended and Restated Bylaws adopted August 6, 2015, incorporated by reference to Exhibit 3.2 to the
Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 11, 2015

3.3
Articles Supplementary for the Class T Shares of common stock, incorporated by reference to Exhibit 3.3 to Post-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, dated February 16, 2016

3.4
Articles Supplementary for the Class A Shares of common stock, incorporated by reference to Exhibit 3.4 to Post-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, date February 16, 2016

3.5
Articles of Amendment, incorporated by reference to Exhibit 3.5 to Post-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, dated February 16, 2016

4.1
Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus filed in Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, dated February 11, 2016

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed September 19, 2014

4.3	Third Amended and Restated Dividend Reinvestment Plan adopted February 16, 2016, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed February 22, 2016

4.4	Escrow Agreement dated May 6, 2014, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

4.5
Escrow Agreement dated January 22, 2016, incorporated by reference to Exhibit 4.5 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated February 11, 2016

4.6
Multiple Class Plan, incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated February 16, 2016

10.1
Second Amended and Restated Advisory Agreement between the Company and KBS Capital Advisors LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed November 12, 2015

10.2
Contract of Sale between AGRE NV Q&C Property Owner LLC and KBS SOR II Q&C Property LLC, dated October 12, 2015, incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.3
Loan Agreement (related to Q&C Hotel), by and between KBS SOR II Q&C Property, LLC, KBS SOR II Q&C Operations, LLC and Wells Fargo Bank, National Association, dated as of December 17, 2015, , incorporated by reference to Exhibit 10.23 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

Ex.	Description

10.4
Promissory Note (related to Q&C Hotel), by KBS SOR II Q&C Property, LLC, for the benefit of Wells Fargo Bank, National Association, dated as of December 17, 2015, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.5
Limited Liability Company Agreement of KBS SOR II IC Q&C Operations JV, LLC by and between EH Q&C, LLC and KBS SOR II Q&C TRS JV, LLC, dated as of October 9, 2015, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.6
Limited Liability Company Agreement of KBS SOR II Q&C Property JV, LLC by and between EH Q&C, LLC, and KBS SOR II Q&C JV, LLC, dated as of October 12, 2015, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.7
Lease by and between KBS SOR II Q&C Property, LLC and KBS SOR II Q&C Operations, LLC, dated as of December 17, 2015, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.8
Hotel Management Agreement by and between KBS SOR II Q&C Operations LLC and Encore Hospitality, LLC, dated as of December 17, 2015, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.9
Completion Guaranty by KBS SOR US Properties II LLC in favor of Wells Fargo Bank, National Association, dated as of December 17, 2015, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.10
Partial Repayment and Limited Guaranty by KBS SOR US Properties II LLC in favor of Wells Fargo Bank, National Association, dated as of December 17, 2015, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.11
Autograph Collection Franchise Agreement by and between KBS SOR II Q&C Operations, LLC and Marriott International, Inc., dated as of December 17, 2015, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.12
Guaranty by KBS SOR US Properties II LLC for the benefit of Marriott International, Inc., dated as of December 17, 2015, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.13
Third Amended and Restated Advisory Agreement, by and between the Company and the KBS Capital Advisors LLC, dated February 17, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 22, 2016

10.14
Amended and Restated Dealer Manager Agreement, by and between the Company and KBS Capital Markets Group LLC, dated February 17, 2016, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed February 22, 2016

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program adopted February 16, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed February 22, 2016

Ex.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Strategic Opportunity REIT II, Inc.

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT II, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2015 and 2014 and the period from July 3, 2013 to December 31, 2013. Our audits also included the financial statement schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Strategic Opportunity REIT II, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014 and the period from July 3, 2013 to December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 22, 2016

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Real estate, net	$109,973	$40,064
Real estate loan receivable, net	3,372	3,310
Total real estate and real estate-related investments, net	113,345	43,374
Cash and cash equivalents	24,768	13,257
Restricted cash	598	544
Rents and other receivables	311	62
Above-market leases, net	37	—
Prepaid expenses and other assets	670	636
Total assets	$139,729	$57,873
Liabilities and equity
Notes payable, net	$60,836	$25,341
Accounts payable and accrued liabilities	3,885	468
Due to affiliates	2,356	699
Other liabilities	818	707
Total liabilities	67,895	27,215
Commitments and contingencies (Note 12)
Redeemable common stock	1,092	—
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 9,619,143 and 3,893,812 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	96	39
Additional paid-in capital	79,622	31,489
Cumulative distributions and net losses	(13,266)	(2,527)
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	66,452	29,001
Noncontrolling interests	4,290	1,657
Total equity	70,742	30,658
Total liabilities and equity	$139,729	$57,873
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,		For the Period from July 3, 2013 to December 31, 2013
	2015	2014
Revenues:
Hotel revenues	$16,602	$58	$—
Office revenues	33	—	—
Interest income from real estate loan receivable	390	126	—
Total revenues	17,025	184	—
Expenses:
Hotel expenses	11,594	46	—
Office expenses	7	—	—
Asset management fees to affiliate	380	13	—
Real estate acquisition fees to affiliate	995	555	—
Real estate acquisition fees and expenses	1,253	1,016	—
General and administrative expenses	2,427	1,095	71
Depreciation and amortization	1,171	3	—
Interest expense	1,199	29	—
Total expenses	19,026	2,757	71
Other income:
Other interest income	52	4	—
Total other income	52	4	—
Net loss	(1,949)	(2,569)	(71)
Net (income) loss attributable to noncontrolling interest	(107)	113	—
Net loss attributable to common stockholders	$(2,056)	$(2,456)	$(71)
Net loss per common share	$(0.32)	$(0.91)	$(0.09)
Weighted-average number of common shares outstanding, basic and diluted	6,471,702	2,704,988	815,582
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Period from July 3, 2013 to December 31, 2013
and the Years Ended December 31, 2014 and 2015
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Net Losses	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A Shares	Amounts
Balance, July 3, 2013	21,739	$1	$199	$—	$200	$—	$200
Issuance of common stock	61,556	—	529	—	529	—	529
Dealer manager fees to affiliate	—	—	(16)	—	(16)	—	(16)
Other offering costs	—	—	(559)	—	(559)	—	(559)
Net loss	—	—	—	(71)	(71)	—	(71)
Balance, December 31, 2013	83,295	$1	$153	$(71)	$83	$—	$83
Issuance of common stock	3,810,517	38	33,696	—	33,734	—	33,734
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(1,899)	—	(1,899)	—	(1,899)
Other offering costs	—	—	(461)	—	(461)	—	(461)
Net loss	—	—	—	(2,456)	(2,456)	(113)	(2,569)
Noncontrolling interest contribution	—	—	—	—	—	1,770	1,770
Balance, December 31, 2014	3,893,812	$39	$31,489	$(2,527)	$29,001	$1,657	$30,658
Issuance of common stock	4,959,727	49	48,924	—	48,973	—	48,973
Transfers to redeemable common stock	—	—	(1,092)	—	(1,092)	—	(1,092)
Stock dividends issued	765,604	8	7,648	(7,656)	—	—	—
Distributions declared	—	—	—	(1,027)	(1,027)	—	(1,027)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,055)	—	(4,055)	—	(4,055)
Other offering costs	—	—	(3,292)	—	(3,292)	—	(3,292)
Net (loss) income	—	—	—	(2,056)	(2,056)	107	(1,949)
Noncontrolling interests contributions	—	—	—	—	—	2,532	2,532
Distribution to noncontrolling interest	—	—	—	—	—	(6)	(6)
Balance, December 31, 2015	9,619,143	$96	$79,622	$(13,266)	$66,452	$4,290	$70,742
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,		For the Period from July 3, 2013 to December 31, 2013
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(1,949)	$(2,569)	$(71)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,171	3	—
Noncash interest income on real estate-related investment	(62)	(19)	—
Amortization of above- and below-market leases, net	1	—	—
Amortization of deferred financing costs	240	1	—
Unrealized loss on derivative instrument	71	23	—
Changes in operating assets and liabilities:			—
Restricted cash for operational expenditures	(178)	(267)	—
Rents and other receivables	(249)	(62)	—
Prepaid expenses and other assets	10	(549)	(11)
Accounts payable and accrued liabilities	1,655	454	—
Due to affiliates	(565)	617	82
Other liabilities	111	707	—
Net cash provided by (used in) operating activities	256	(1,661)	—
Cash Flows from Investing Activities:
Acquisitions of real estate	(63,995)	(40,067)	—
Improvements to real estate	(5,357)	—	—
Investment in real estate loan receivable	—	(3,291)	—
Purchase of interest rate cap	(40)	—	—
Franchise fee agreement	(75)	—	—
Restricted cash for capital expenditures	124	(277)	—
Net cash used in investing activities	(69,343)	(43,635)	—
Cash Flows from Financing Activities:
Proceeds from note payable	35,760	26,000	—
Payments of deferred financing costs	(509)	(646)	—
Other financing costs	—	(99)	—
Proceeds from issuance of common stock	48,381	33,734	529
Payments of commissions on stock sales and related dealer manager fees	(4,055)	(1,899)	(16)
Payments of other offering costs	(1,070)	(1,020)	—
Distributions paid	(435)	—	—
Noncontrolling interest contributions	2,532	1,770	—
Distributions to noncontrolling interest	(6)	—	—
Net cash provided by financing activities	80,598	57,840	513
Net increase in cash and cash equivalents	11,511	12,544	513
Cash and cash equivalents, beginning of period	13,257	713	200
Cash and cash equivalents, end of period	$24,768	$13,257	$713
Supplemental Disclosure of Cash Flow Information:
Interest paid	$779	$—	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in deferred financing fees payable	$—	$14	$—
Increase in other offering costs due to affiliates	$2,222	$—	$560
Increase in accrued improvements to real estate	$1,766	$—	$—
Stock dividends issued	$7,656	$—	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$592	$—	$—

See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

1.	ORGANIZATION
KBS Strategic Opportunity REIT II, Inc. (the “Company”) was formed on February 6, 2013 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2014 and it intends to continue to operate in such a manner. The Company’s business is conducted through KBS Strategic Opportunity Limited Partnership II (the “Operating Partnership”), a Delaware limited partnership formed on February 7, 2013. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. KBS Strategic Opportunity Holdings II LLC (“REIT Holdings”), a Delaware limited liability company formed on February 7, 2013, owns the remaining 99.9% partnership interest in the Operating Partnership and is the sole limited partner. The Company is the sole member and manager of REIT Holdings. The Company has two wholly owned taxable REIT subsidiaries (“TRS”), which leases the Company’s hotel properties and in turn contracts with independent hotel management companies that manages the day-to-day operations of the Company’s hotels.  The Company’s TRS are subject to federal and state income tax at regular corporate tax rates.
Subject to certain restrictions and limitations, the business of the Company has been externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, since July 2013 pursuant to an advisory agreement the Company renewed with the Advisor for an additional one-year term effective August 12, 2015 and amended and restated on February 17, 2016 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. The Advisor has entered into a sub-advisory agreement with STAM, a real estate operating company to provide real estate acquisition and portfolio management services to the Advisor in connection with the Company’s investments in value-added real estate, distressed debt, and real estate-related investments in Europe. On July 3, 2013, the Company issued 21,739 shares of its common stock to the Advisor at a purchase price of $9.20 per share.
The Company expects to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of December 31, 2015, the Company owned two hotel properties, one office property and one first mortgage loan.
From July 3, 2013 to August 11, 2014, the Company conducted a private placement offering (the “Private Offering”) exempt from registration under Regulation D of the Securities Act of 1933, as amended (the “Act”). The Company sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in the Private Offering.
On November 14, 2013, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014. On February 11, 2016, the Company filed an amended registration statement on Form S-11 with the SEC to add a second class of common stock designated as Class T shares and to designate its currently outstanding common stock as Class A shares. Pursuant to the amended registration statement, the Company is offering to sell any combination of Class A and Class T shares in the Public Offering but in no event may the Company sell more than 180,000,000 of shares of its common stock pursuant to the Public Offering. The Company commenced offering Class T shares of our common stock for sale to the public on February 17, 2016.  The dealer manager is responsible for marketing the shares in the Public Offering. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, serves as the dealer manager of the Public Offering pursuant to a dealer manager agreement dated August 12, 2014 and amended and restated February 17, 2016 to provide the terms for the offer and sale of the Class T shares (the “Dealer Manager Agreement”). Previously the Dealer Manager served as dealer manager for the Private Offering. The Dealer Manager is responsible for marketing the Company’s shares. On January 7, 2015, the Company broke escrow in the Public Offering and through December 31, 2015, the Company had sold 4,959,727 shares of Class A common stock in the Public Offering for gross offering proceeds of $49.0 million, including 62,365 shares of Class A common stock under its dividend reinvestment plan for gross offering proceeds of $0.6 million.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

On April 2, 2014 and July 31, 2014, the Company issued 120,106 shares and 120,106 shares of Class A common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of the Company’s directors and the Company’s Chief Executive Officer, and Peter McMillan III, also one of the Company’s directors and the Company’s President, for $1.0 million and $1.0 million, respectively. The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods. During the year ended December 31, 2015, the Company elected to early adopt ASU No. 2015-03 (defined below). As a result, the Company has reclassified debt issuance costs associated with a debt liability from prepaid expenses and other assets to notes payable, net on the consolidated balance sheets for all periods presented.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Real Estate
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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
The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rents receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Real Estate Loans Receivable
Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on non-accrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the Company reserves for any unpaid accrued interest and generally does not recognize subsequent interest income until cash is received, or the loan returns to accrual status. The Company will resume the accrual of interest if it determines the collection of interest, according to the contractual terms of the loan, is probable.
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis.
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
December 31, 2015

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
Cash and Cash Equivalents
The Company recognizes interest income on its cash and cash equivalents as it is earned and records such amounts as other interest income.
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building Improvements	10-25 years
Tenant Improvements	Shorter of lease term or expected useful life
Tenant Origination and Absorption Costs	Remaining term of related leases, including below-market renewal periods
Advance Booking Intangible	1 year
Furniture, fixtures & equipment	3-12 years
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
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value are amortized to expense over the average remaining non-cancelable terms of the respective in-place leases, including any below-market renewal periods. Intangible assets also include the estimated value of advance bookings for hotels, which are recorded at a discounted present value based on estimated collectibility and are amortized on a straight-line basis over the period the amounts are expected to be collected.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company will amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
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
Subsequent to the acquisition of a property, the Company may incur and capitalize costs necessary to get the property ready for its intended use.  During that time, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized.
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment losses on its real estate and related intangible assets during the years ended December 31, 2015 and 2014.
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
December 31, 2015

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
As of December 31, 2015 and 2014, there was no loan loss reserve and the Company did not record any impairment related to its real estate loan receivable for the years ended December 31, 2015 and 2014. However, in the future, the Company may experience losses from its investment in loan receivable requiring the Company to record a loan loss reserve. Realized losses could be material and significantly exceed any recorded reserves.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could significantly differ from estimated amounts.
Real Estate Securities
The Company may invest in securities that it expects to classify as available-for-sale, since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments will be carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values will generally be based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings.
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
December 31, 2015

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2015. The Company mitigates this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2015 and 2014.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
December 31, 2015

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
Redeemable Common Stock
On July 3, 2013, in connection with launching the Private Offering, the Company’s board of directors adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances. The share redemption program has been amended and restated at various points thereafter: June 26, 2014, May 12, 2015 and February 16, 2016. The share redemption program, as amended is referred to herein as the “Share Redemption Program” and the terms of the Share Redemption Program described below are the terms of the program as currently in effect.
There are several limitations on the Company’s ability to redeem shares under the Share Redemption Program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the Share Redemption Program and collectively “Special Redemptions”), the Company may not redeem a share until the stockholder has held the share for one year.

•
During each calendar year, the Share Redemption Program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. Notwithstanding the foregoing, the Share Redemption Program provides up to $500,000 in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a Special Redemption. For purposes of determining the amount of funds available for redemption under the Share Redemption Program, redemptions for a Special Redemption are to be made first from this $500,000. The Company may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to the stockholders.

•	During any calendar year, the Company may redeem no more than 5% of the weighted average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the Share Redemption Program, unless the shares are being redeemed in connection with a Special Redemption, until the Company announces an estimated net asset value per share of its common stock, the price at which the Company will redeem the shares is as follows:

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
Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in the Company’s estimated use of proceeds table in the prospectus for the Public Offering. For each class of shares, this amount will initially equal $9.01 per share for redemptions of shares received as a result of a stock dividend.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

After the Company establishes an estimated net asset value per share of its common stock and unless the shares are being redeemed in connection with a Special Redemption, the price at which the Company will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of the Company’s most recent estimated net asset value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of the Company’s most recent estimated net asset value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of the Company’s most recent estimated net asset value per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of the Company’s most recent estimated net asset value per share as of the applicable redemption date.
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the shares; provided, that shares purchased by the redeeming stockholder pursuant to the Company’s dividend reinvestment plan and shares received as a stock dividend will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares or stock dividend shares relate. The date of the share’s original issuance by the Company is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
The terms of the Share Redemption Program with respect to Special Redemptions are as follows:

•	There is no one-year holding requirement;

•
Until the Company announces an estimated net asset value per share, the redemption price is the amount paid to acquire the shares from the Company; provided that, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the prospectus for the Public Offering. For each class of shares, this amount will initially equal $9.01 per share for redemptions of shares received as a result of a stock dividend; and

•	Once the Company has established an estimated net asset value per share, the redemption price would be the estimated value of the shares, as determined by the Company’s board of directors.
The board may amend, suspend or terminate the Share Redemption Program upon 30 days’ notice to stockholders, provided that the Company may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice.
The Company will record amounts that are redeemable under the Share Redemption Program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s Share Redemption Program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. Notwithstanding the foregoing, the Share Redemption Program provides up to $500,000 in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a Special Redemption. For purposes of determining the amount of funds available for redemption under the Share Redemption Program, redemptions for a Special Redemption are to be made first from this $500,000. However, because the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time) the Company will present the net proceeds from the current year and prior year dividend reinvestment plan plus the $500,000 available for Special Redemption, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2015 and the $0.5 million set aside for stockholder’s death, qualifying disability or determination of incompetence, the Company has $1.1 million available for all redemptions in 2016, including shares that are redeemed in connection with a Special Redemption.
Related Party Transactions
Pursuant to the Advisory Agreement, Dealer Manager Agreement and the dealer manager agreement entered in connection with the Private Offering, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering and the Private Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See note 9, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive fees payable to the Advisor through December 31, 2015.
Selling Commissions and Dealer Manager Fees
Prior to February 17, 2016, the Company paid the Dealer Manager up to 6.5% of the price per share of Class A common stock sold in the Private Offering and the Public Offering as a selling commission. The Dealer Manager reallowed 100% of commissions earned to participating broker-dealers. No sales commission were paid on shares sold through the dividend reinvestment plan.  The Company paid the Dealer Manager up to 3.0% of the price per share of Class A common stock sold in the Private Offering and the Public Offering as a dealer manager fee. No dealer manager fee was payable on shares sold under the dividend reinvestment plan. From its dealer manager fee, the Dealer Manager reallowed to any participating broker-dealer up to 1.0% of the price per share of Class A common stock sold in the Private Offering and the Public Offering attributable to that participating broker-dealer as a marketing fee and in special cases the dealer manager could increase the reallowance. A reduced dealer manager fee was payable with respect to certain volume discount sales.
On February 17, 2016, the Company and the Dealer Manager entered into an Amended and Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”) to provide the terms pursuant to which the Dealer Manager will offer and sell the Company’s Class A and Class T shares of common stock in the Public Offering. Under the Amended Dealer Manager Agreement, the Company will pay selling commissions to the Dealer Manager in amounts up to 6.5% of the price per share of Class A common stock sold and up to 3.0% of the price per share of Class T common stock sold. Additionally, the Company will pay dealer manager fees to the Dealer Manager in an amount up to 2.0% of the price per share of Class A and Class T common stock sold. The Dealer Manager reallows all selling commissions to participating broker dealers and may generally reallow (from its dealer manager fee) to any participating broker dealer up to 1.0% of the gross proceeds from the primary portion of the Public Offering attributable to that participating broker dealer as a marketing fee; in select cases up to 1.5% of the gross proceeds from the primary portion of the Public Offering may be reallowed. No selling commissions or dealer manager fees are payable on shares of common stock sold under the dividend reinvestment plan.
Also, under the Amended Dealer Manager Agreement, the Dealer Manager will receive an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in the primary portion of the Public Offering solely to the extent there is a broker dealer of record with respect to such Class T share that has entered a currently effective selected dealer agreement or servicing agreement that provides for the payment to such broker dealer of the stockholder servicing fee with respect to such Class T share, and such broker dealer of record is in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee will accrue daily and be paid monthly in arrears, and the Dealer Manager will reallow 100% of the stockholder servicing fee to such broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share.  In addition, no stockholder servicing fee will be paid with respect to Class T shares purchased through the dividend reinvestment plan or issued pursuant to a stock dividend.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The stockholder servicing fee with respect to a Class T share will cease accruing upon the occurrence of any of the following events: (i) the date at which aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the primary offering in which the Class T share was sold, as calculated by the Company with the assistance of the Dealer Manager after the termination of the primary offering in which the Class T share was sold, (ii) with respect to a particular Class T share, on the fourth anniversary of the issuance of the share, (iii) a listing of the Company’s common stock on a national securities exchange, (iv) a merger or other extraordinary transaction, and (v) the date the Class T share associated with the stockholder servicing fee is no longer outstanding such as upon its redemption or the Company’s dissolution.
Organization and Offering Costs
Organization and offering costs (other than selling commissions, dealer manager fees and the stockholder servicing fee with respect to Class T shares sold in the primary portion of the Public Offering) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company or may be paid directly by the Company. These offering costs include all expenses incurred by the Company in connection with the Private Offering and the Public Offering. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company. The Company reimbursed the Dealer Manager for underwriting compensation in connection with the Private Offering. The Company also paid directly or reimbursed the Dealer Manager for due diligence expenses of broker dealers in connection with the Private Offering.
During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur. As of December 31, 2015, the Company had recorded $1,020,623 of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, of which $956,834 were paid by the Advisor or its affiliates on behalf of the Company.
During the Public Offering, pursuant to the Advisory Agreement and Amended Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that no reimbursements made by the Company to the Advisor or the Dealer Manager may cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees, the stockholder servicing fee with respect to Class T shares sold in the primary portion of the Public Offering and all other items of organization and other offering expenses) to exceed 15% of the aggregate gross proceeds from the Public Offering as of the date of reimbursement. In addition, at the termination of the primary portion of the Public Offering, the Advisor and its affiliates will reimburse the Company to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by the Company in connection with the primary portion of the Public Offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of the Public Offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of the Public Offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering as of the termination of the primary portion of the Public Offering. Through December 31, 2015, the Advisor and its affiliates had incurred organization and other offering costs on the Company’s behalf in connection with the Public Offering of approximately $4.9 million. As of December 31, 2015, the Company has paid or accrued $4.1 million in selling commissions and dealer manager fees and $3.3 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and offering costs as of December 31, 2015.
Acquisition and Origination Fees
The Company pays the Advisor acquisition and origination fees equal to a percentage of the cost of investments acquired or originated by the Company, or the amount to be funded by the Company to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition. For investments acquired or originated with proceeds raised in the Private Offering or Public Offering on or prior to February 16, 2016, this percentage is 1.5%. For investments acquired or originated with proceeds raised in the Public Offering after February 16, 2016, this percentage is 2.6%.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
Disposition Fee
For substantial assistance in connection with the sale of investments, the Company will pay the Advisor or its affiliates a percentage of the contract sales price of each loan, debt-related security, real property or other investment sold (including residential or commercial mortgage-backed securities or collateralized debt obligations issued by a subsidiary of ours as part of a securitization transaction) as a disposition fee. For dispositions with a contract sales price less than or equal to $50 million, the disposition fee will equal 1.5% of the contract sales price. For dispositions with a contract sales price greater than $50 million, the disposition fee will equal the sum of $750,000 (which amount is 1.5% of $50 million), plus 1.0% of the amount of the contract sales price in excess of $50 million. The disposition fee is determined in a per transaction basis and is not cumulative. Disposition fees may be paid, in addition to commissions paid to non-affiliates, provided that the total commissions (including such disposition fee) paid to affiliates and non-affiliates do not exceed an amount equal to the lesser of (i) 6.0% if the aggregate contract sales price or (ii) the competitive real estate commission. The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if the Company negotiates a discounted payoff with the borrower it will pay a disposition fee and if the Company takes ownership of a property as a result of a workout or foreclosure of a loan, it will pay a disposition fee upon the sale of such property.
Subordinated Participation in Net Cash Flows
After the Company’s common stockholders have received, together as a collective group, aggregate distributions (regardless of the source used to fund such distributions and including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their gross investment amount, which is the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by the Company (excluding shares received as a stock dividend which the Company subsequently repurchased) multiplied by the weighted average issue price of the shares sold in a primary offering, and (ii) a 7.0% per year cumulative, noncompounded return on such gross investment amount, the Advisor is entitled to receive 15% of the Company’s net cash flows, whether from continuing operations, net sales proceeds, net financing proceeds, or otherwise. This fee is only payable if the Company is not listed on an exchange. To the extent this fee is derived from cash flows other than net sales proceeds, this fee will count against the limit on “total operating expenses” described below.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Subordinated Incentive Fee
Upon a merger or listing of the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive an incentive fee. Upon a listing this fee will equal 15% of the amount by which (i) the market value of the Company’s outstanding stock, as defined in the Advisory Agreement, plus the total of all distributions paid by the Company to stockholders from inception until the date market value is determined (regardless of the source used to fund such distributions and including distributions that may constitute a return of capital for federal income tax purposes and excluding any stock dividend) exceeds (ii) the sum of stockholders’ gross investment amount, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by the Company (excluding shares received as a stock dividend which the Company subsequently repurchased) multiplied by the weighted average issue price of the shares sold in the primary portion of an offering, and the amount of cash flow necessary to generate a 7.0% per year cumulative, noncompounded return on stockholders’ gross investment amount from the Company’s inception through the date the market value is determined.
Upon a merger this fee will equal 15% of the amount by which (i) the merger consideration amount plus the total of all distributions paid or declared by the Company to stockholders from inception until the closing of the merger (regardless of the source used to fund such distributions and including distributions that may constitute a return of capital for federal income tax purposes and excluding any stock dividend) exceeds (ii) the sum of stockholders’ gross investment amount, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by the Company (excluding shares received as a stock dividend which the Company subsequently repurchased) multiplied by the weighted average issue price of the shares sold in the primary portion of an offering, and the amount necessary to generate a 7.0% per year cumulative, noncompounded return on our stockholders’ gross investment amount from our inception through the closing of the merger.
This fee will count against the limit on “total operating expenses” described below.
Income Taxes
The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended with its taxable year ended December 31, 2014. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
The Company’s hotel properties are leased to wholly-owned taxable REIT subsidiaries, which in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotels.  Lease revenue generated from the taxable REIT subsidiary is eliminated in consolidation.  During the year ended December 31, 2015, the Company’s taxable REIT subsidiaries incurred net taxable income, resulting in $0.2 million of estimated income tax included in general and administrative expenses on the accompanying consolidated statements of operations.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Segments
The Company invested in opportunistic real estate investments and originated a loan secured by a non-stabilized real estate asset. In general, the Company intends to hold its investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from opportunistic real estate and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2015 and 2014. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company declared a stock dividend of 0.01 shares of Class A common stock (or 1% of a share of Class A common stock) on each outstanding share of common stock to all stockholders of record as of the close of business on March 25, 2015.  This stock dividend consisted of 44,538 shares of Class A common stock and was issued on March 27, 2015. The Company declared a stock dividend of 0.01 shares of Class A common stock (or 1% of a share of Class A common stock) on each outstanding share of common stock to all stockholders of record as of the close of business on June 24, 2015.  This stock dividend consisted of 56,219 shares of Class A common stock and was issued on June 29, 2015. The Company declared a stock dividend of 0.01 shares of Class A common stock (or 1% of a share of Class A common stock) on each outstanding share of common stock to all stockholders of record as of the close of business on September 22, 2015.  This stock dividend consisted of 65,710 shares of Class A common stock and was issued on September 29, 2015. The Company declared a stock dividend of 0.01 shares of Class common stock (or 1% of a share of Class A common stock) on each outstanding share of common stock to all stockholders of record as of the close of business on December 16, 2015.  This stock dividend consisted of 85,591 shares of Class A common stock and was issued on December 22, 2015.
On December 10, 2015, the Company’s board of directors declared a stock dividend of 0.06 shares of Class A common stock (or 6% of a share of Class A common stock) on each outstanding share of Class A common stock to stockholders of record as of the close of business on December 16, 2015. This stock dividend consisted of 513,546 shares of Class A common stock and was issued on December 21, 2015.
On December 10, 2015, the Company’s board of directors also declared a cash distribution in the amount of $0.12 per share of Class A common stock to stockholders of record as of the close of business on December 16, 2015. The Company paid this distribution on December 18, 2015.
For the purpose of calculating the dollar amount of stock dividend declared, the Company used the current Class A offering price of $10.00 per share (excluding purchase price discounts for certain categories of purchasers in the Public Offering).
Square Footage, Occupancy and Other Measures
Square footage, occupancy, average revenue per available room, average daily rate and other measures used to describe real estate and real estate-related investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. ASU No. 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU No. 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company is still evaluating the impact of adopting ASU No. 2015-02 on its financial statements, but does not expect the adoption of ASU No. 2015-02 to have a material impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs.  Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”), which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The Company elected to early adopt ASU No. 2015-03 for the reporting period ending December 31, 2015.  As a result of adoption of ASU No. 2015-03, the Company reclassified debt issuance costs associated with a debt liability from prepaid expenses and other assets to notes payable, net on the accompanying consolidated balance sheets.  All periods presented have been retroactively adjusted.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU No. 2016-01 to have a significant impact on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 changes the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2015, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above- Market Lease Assets	Other Intangibles	Total Purchase Price
Q&C Hotel	New Orleans	LA	12/17/2015	$1,232	$49,208	$—	$—	$244	$50,684
2200 Paseo Verde	Henderson	NV	12/23/2015	1,850	10,675	748	38	—	13,311
				$3,082	$59,883	$748	$38	$244	$63,995
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Other Intangibles
Q&C Hotel	—	—	1.0
2200 Paseo Verde	3.6	3.3	—
During the year ended December 31, 2015, the Company recorded each real estate acquisition as a business combination, and expensed $2.2 million of acquisition costs. For the year ended December 31, 2015, the Company recognized $0.2 million of total revenues and $0.2 million of operating expenses from these properties.

4.	REAL ESTATE
As of December 31, 2015, the Company’s real estate portfolio was composed of two hotel properties and one office property. The following table summarizes the Company’s real estate as of December 31, 2015 and 2014, respectively (in thousands):

	December 31, 2015	December 31, 2014
Land	$30,493	$27,340
Buildings and improvements	79,081	12,571
Tenant origination and absorption costs	748	156
Other intangibles	244	—
Total real estate, cost	110,566	40,067
Accumulated depreciation and amortization	(593)	(3)
Total real estate, net	$109,973	$40,064
The following table provides summary information regarding the Company’s real estate as of December 31, 2015 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangibles	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,411	$19,093	$—	$—	$46,504	$(478)	$46,026	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	49,313	—	244	50,789	(87)	50,702	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	10,675	748	—	13,273	(28)	13,245	100.0%
					$30,493	$79,081	$748	$244	$110,566	$(593)	$109,973

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Hotel Properties
The following table provides detail information regarding Q&C Hotel and Springmaid Beach Resort’s hotel revenue and expense for the years ended December 31, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2015	2014
Hotel Revenues:
Room	$11,130	$46
Food, beverage and convention services	2,413	2
Campground	1,031	5
Other	2,028	5
Hotel Revenues	$16,602	$58

Hotel Expenses:
Room	$2,693	$8
Food, beverage and convention services	1,880	3
General and administrative	1,412	5
Sales and marketing	896	4
Repairs and maintenance	1,453	7
Utilities	854	5
Property taxes and insurance	990	7
Other	1,416	7
Hotel Expenses	$11,594	$46

Springmaid Beach Resort
The Company, through a consolidated joint venture in which the Company owns a 90% controlling equity interest, owned a hotel property containing 452 rooms, a 36,000 square foot conference center, a 187-unit recreational vehicle campground and a 1,060-foot pier located at 3200 S. Ocean Boulevard, Myrtle Beach, South Carolina (the “Springmaid Beach Resort”). On September 7, 2015, the Company commenced renovation of the hotel property which resulted in the elimination of 39 rooms.
The Springmaid Beach Resort’s average occupancy, average revenue per available room and average daily rate during the year ended December 31, 2015 was 63%, $68.65 and $108.72, respectively, and during the two days that the Company owned the property during the year ended December 31, 2014 was 97%, $44.87 and $46.38, respectively.
Q&C Hotel
The Company, through a consolidated joint venture in which the Company owns a 90% controlling equity interest, owns a second hotel property containing 196 rooms in New Orleans, Louisiana (the “Q&C Hotel”).
The Q&C Hotel’s average occupancy, average revenue per available room and average daily rate during the 15 days that the Company owned the property during the year ended December 31, 2015 was 25%, $43.28 and $174.09, respectively.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Office Property
As of December 31, 2015, the Company owned one office property containing 59,818 rentable square feet and was 78% occupied. The following table provides detail information regarding 2200 Paseo Verde office revenue and expense for the year ended December 31, 2015 (in thousands):

Office Revenues:
Rental income	$32
Tenant reimbursements and other income	1
Office Revenues	$33

Office Expenses:
Operating, maintenance, and management	$5
Real estate taxes and insurance	2
Office Expenses	$7
Operating Leases
The Company’s office property is leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2015, the lease had remaining terms, excluding options to extend, of up to 5.0 years with a weighted-average remaining term of 2.3 years. The lease may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.1 million as of December 31, 2015.
As of December 31, 2015, the future minimum rental income from the Company’s office property under its non-cancelable operating leases was as follows (in thousands):

2016	$944
2017	823
2018	681
2019	425
2020	239
$3,112

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2015, the Company had originated one real estate loan receivable as follows (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2015	Book Value as of December 31, 2015 (1)	Book Value as of December 31, 2014 (1)	Contractual Interest Rate (2)	Annualized Effective Interest Rate (2)	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$3,500	$3,372	$3,310	9.25%	11.68%	10/01/2017
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of December 31, 2015.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2015 (in thousands):

Real estate loan receivable - December 31, 2014	$3,310
Amortization of closing costs and origination fees on real estate loan receivable	62
Real estate loan receivable - December 31, 2015	$3,372
For the years ended December 31, 2015 and 2014, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2015	2014
Contractual interest income	$328	$107
Amortization of closing costs and origination fees, net	62	19
Interest income from real estate loan receivable	$390	$126

6.	NOTES PAYABLE
As of December 31, 2015 and 2014, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of December 31, 2015	Book Value as of December 31, 2014	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$26,000	$26,000	One-month LIBOR + 3.00%	3.24%	Interest Only	12/30/2017
Q&C Hotel Mortgage Loan (2)	28,330	—	One-month LIBOR + 3.25%	3.60%	(2)	12/17/2018
2200 Paseo Verde Mortgage Loan (3)	7,430	—	One-month LIBOR + 2.25%	2.67%	Interest Only	01/01/2017
Total notes payable principal outstanding	61,760	26,000
Deferred financing costs, net	(924)	(659)
Total notes payable, net	$60,836	$25,341
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2015. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2015 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2015, where applicable.
(2) See “Q&C Hotel Mortgage Loan” below.
(3) See “2200 Paseo Verde Mortgage Loan” below.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

As of December 31, 2015 and 2014, the Company’s deferred financing costs were $0.9 million and $0.7 million, net of amortization, respectively, and are included in notes payable, net on the accompanying consolidated balance sheets.
During the year ended December 31, 2015, the Company incurred $1.2 million of interest expense. Of this amount, $0.1 million was payable as of December 31, 2015. Included in interest expense for the year ended December 31, 2015 was $0.2 million of amortization of deferred financing costs. Interest expense incurred as a result of the Company’s interest rate cap agreement was $0.1 million for the year ended December 31, 2015.
During the year ended December 31, 2014, the Company incurred $29,000 of interest expense. Of this amount, $5,000 was payable as of December 31, 2014. Included in interest expense for the year ended December 31, 2014 was $1,000 of amortization of deferred financing costs. Interest expense incurred as a result of the Company’s interest rate cap agreement was $23,000 for the year ended December 31, 2014.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of December 31, 2015 (in thousands):

2016	$—
2017	33,430
2018	28,330
$61,760
The Company’s note payables contain financial and non-financial debt covenants. As of December 31, 2015, the Company was in compliance with all debt covenants.
The Company’s note payable requires the Company to maintain a minimum working capital reserve in an amount sufficient to fund the working capital requirements of the Springmaid Beach Resort through the off-peak season, which amount shall be reduced by any amounts for working capital reserved by the third-party hotel operator. In addition, until certain renovations are complete, the loan documents impose a “cash trap” which restricts the use of accumulated cash from the Springmaid Beach Resort to the payment of working capital shortfalls, renovation expenditures and distributions required to satisfy the Company’s REIT requirements. The working capital reserve was included in restricted cash on the accompanying consolidated balance sheets.
Q&C Hotel Mortgage Loan
On December 17, 2015, in connection with the acquisition of the Q&C Hotel, the joint ventures through which the Company owns its interest in the Q&C Hotel and leases the operations of the Q&C Hotel (the “Borrowers”) entered into a mortgage loan with an unaffiliated lender (the “Q&C Hotel Lender”), for borrowings of up to $30.0 million, secured by the Q&C Hotel (the “Q&C Hotel Mortgage Loan”). At closing, $28.3 million of the loan was funded and the remaining $1.7 million was available for future disbursements to be used for renovation costs, subject to certain terms and conditions contained in the loan documents.
The Q&C Hotel Mortgage Loan matures on December 17, 2018, with two one-year extension options, subject to certain terms and conditions contained in the loan documents. The Q&C Hotel Mortgage Loan bears interest at a floating rate of 325 basis points over one-month LIBOR. The joint venture that owns the Q&C Hotel entered into an interest rate cap that effectively limits one-month LIBOR on $28.3 million of the outstanding loan balance at 3.00% effective December 16, 2015 through December 23, 2018. Initially, monthly payments are interest-only. Beginning on February 1, 2018, monthly payments also include principal amortization payments of $55,000 per month, unless certain conditions described in the loan documents are satisfied. Prior to December 17, 2016, the Borrowers have only limited rights to prepay the loan in whole subject to, in certain circumstances, a prepayment fee, and other terms and conditions as described in the loan documents. On or after December 17, 2016, the Borrowers may prepay the loan, in whole or in part, without the payment of a prepayment fee.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

KBS SOR US Properties II LLC (“SOR US Properties II”), the Company’s indirect wholly owned subsidiary, is providing a: (a) guaranty of the lesser of the currently outstanding loan amount or 25% of the outstanding principal balance, which principal balance may decrease pursuant to the terms of the partial repayment and limited guaranty executed by SOR US Properties II in favor of the Q&C Hotel Lender; (b) guaranty of the Borrower’s obligations to complete the renovations to the Q&C Hotel required by the franchise agreement, as described in the completion guaranty executed by SOR US Properties II in favor of the Q&C Hotel Lender; (c) limited guaranty entered with Marriott International with respect to certain potential fees, costs, expenses, losses or damages incurred or suffered by the Q&C Hotel Lender in relation to the Q&C Hotel Mortgage Loan as a result of certain intentional actions committed by the Company, the direct owner of the Q&C Hotel, SOR US Properties II, and/or any of their affiliates in violation of the loan documents; (d) a limited guaranty of the joint venture through which we lease the Q&C Hotel obligation to refund certain key money amounts to the third party hotel operator under the management agreement; and (e) guaranty of the principal balance and any interest or other sums outstanding under the Q&C Hotel Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Borrowers.
2200 Paseo Verde Mortgage Loan
On December 23, 2015, in connection with the acquisition of 2200 Paseo Verde, the Company, through an indirect wholly-owned subsidiary, entered into a one year mortgage loan with an unaffiliated lender for borrowings of $7.4 million secured by 2200 Paseo Verde (the “2200 Paseo Verde Mortgage Loan”).
The 2200 Paseo Verde Mortgage Loan matures on January 1, 2017, with one six-month period extension option, subject to terms and conditions in the loan documents. The 2200 Paseo Verde Mortgage Loan bears interest at a floating rate of 225 basis points over one-month LIBOR. The Company has the right to prepay the principal balance of the loan in full at any time and in part from time to time, subject to the terms of the loan documents.
SOR US Properties II is providing a guaranty of all principal and interest outstanding under 2200 Paseo Verde Mortgage Loan upon the commission of certain intentional actions by the buyer, SOR US Properties II or any of their affiliates in violation of the loan documents (the “Triggering Events”). SOR US Properties II is also providing a limited guaranty with respect to certain potential losses or damages suffered by the lender as a result of the occurrence of a Triggering Event.

7.	DERIVATIVE INSTRUMENTS
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

As of December 31, 2015, the Company had two interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of December 31, 2015 and 2014. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	December 31, 2015	December 31, 2014	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$5	$76	Prepaid expenses and other assets
Interest Rate Cap	12/16/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	40	—	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$45	$76

During the years ended December 31, 2015 and 2014, the Company recorded an unrealized loss of $71,000 and $23,000 on derivative instruments, respectively, which was included in interest expense on the accompanying consolidated statements of operations.

8.	FAIR VALUE DISCLOSURES
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments are determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair value of interest rate caps (floors) are determined using the market standard methodology of discounting the future expected cash payments (receipts) which would occur if variable interest rates rise above (below) the strike rate of the caps (floors). The variable interest rates used in the calculation of projected payments (receipts) on the cap (floor) are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.
Notes payable: The fair value of the Company’s notes payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of December 31, 2015 and 2014, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500	$3,372	$3,311	$3,500	$3,310	$3,239
Financial liability:
Notes payable	$61,760	$60,836	$61,880	$26,000	$25,341	$25,998
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
During the year ended December 31, 2015, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate caps	$45	$—	$45	$—

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and dealer manager agreements with the Dealer Manager, with respect to the Private Offering and the Public Offering, respectively. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain offering-related services and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT, Inc (“KBS Strategic Opportunity REIT”) and KBS Growth & Income REIT Inc. (“KBS Growth & Income REIT”). The Dealer Manager also serves as the dealer manager for the private placement offering of KBS Growth & Income REIT and for the dividend reinvestment plan offering for KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III. During the period from July 3, 2013 through December 31, 2013 and the years ended December 31, 2014 and 2015, no business transactions occurred between the Company and these entities other than as described in the following paragraph.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2015, 2014 and the period from July 3, 2013 to December 31, 2013 and any related amounts payable as of December 31, 2015 and 2014 (in thousands):

	Incurred in the Years Ended December 31,		Incurred from the Period from July 3, 2013 to December 31, 2013	Payable as of December 31,
	2015	2014		2015	2014
Expensed
Prepaid insurance premiums (1)	$—	$132	$44	$—	$—
Asset management fees	380	13	—	—	1
Reimbursable operating expenses (2)	238	375	38	26	143
Real estate acquisition fees	995	555	—	108	555
Capitalized
Origination fees on real estate loan receivable	—	53	—	—	—
Additional Paid-in Capital
Sales commissions	2,618	1,159	—	—	—
Dealer manager fees	1,437	740	16	—	—
Reimbursable other offering costs (3)	3,265	397	559	2,222	—
	$8,933	$3,424	$657	$2,356	$699
_____________________
(1) Amount reflects directors and officers insurance premiums for the period from December 31, 2013 through June 30, 2015. Of this amount, $48,000, $96,000 and $32,000 were recorded as insurance expense for the years ended December 31, 2015 and 2014 and the period from July 3, 2013 to December 31, 2013, respectively, and included in general and administrative expenses in the statement of operations.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement.  The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company.  These amounts totaled $204,000 and $11,000 for the years ended December 31, 2015 and 2014 respectively, and were the only employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2015 and 2014.  No employee costs were reimbursed during the period from July 3, 2013 to December 31, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) See Note 2, “Summary of Significant Accounting Policies - Related Party Transactions - Organization and Offering Costs” for more information related to other offering costs related to the Private and Public Offering.

10.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2015 and 2014. The Company acquired one hotel property and one office property during the year ended December 31, 2015, which was accounted for as a business combination. The following unaudited pro forma information for the years ended December 31, 2015 and 2014 has been prepared to give effect to the acquisition of the Q&C Hotel as if the acquisition had occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands).

	For the Years Ended December 31,
	2015	2014
Revenues	$24,541	$3,998
Depreciation and amortization	$2,836	$2,331
Net loss attributable to common stockholders	$(960)	$(5,819)
The unaudited pro forma information for the year ended December 31, 2015 was adjusted to exclude $1.8 million of acquisition costs incurred in 2015 in connection with the acquisition of the Q&C Hotel.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2015 and 2014 (in thousands, except share and per share amounts):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,800	$5,289	$7,321	$2,615
Net (loss) income	$(1,351)	$982	$2,470	$(4,050)
Net (loss) income attributable to common stockholders	$(1,246)	$835	$2,170	$(3,815)
Net (loss) income per common share, basic and diluted	$(0.25)	$0.14	$0.32	$(0.46)
Stock dividends declared per common share	0.01	0.01	0.01	0.07
Cash distributions declared per common share	$—	$—	$—	$0.12

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$28	$156
Net (loss) income	$(59)	$(264)	$(227)	$(2,019)
Net (loss) income attributable to common stockholders	$(59)	$(264)	$(227)	$(1,906)
Net (loss) income per common share, basic and diluted	$(0.07)	$(0.20)	$(0.06)	$(0.41)

12.	COMMITMENTS AND CONTINGENCIES
Management Agreement
Springmaid Beach Resort
The joint venture entity through which the Company leases the operations for Springmaid Beach Resort has entered a management agreement with Doubletree Management LLC, an independent third-party hotel operator (the “Operator”) pursuant to which the Operator will manage and operate the Springmaid Beach Resort.
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

•	a campground area management fee, which is 2% of any campground revenue;

•	an incentive fee, which is 15% of operating cash flow (after deduction for capital renewals reserve and the joint venture owner’s priority, which is 12% of the joint venture owner’s total investment);

•	an additional services fee in the amount reasonably determined by the Operator from time to time; and

•	commencing on the Brand Commencement Date, a brand services fee in the amount of 4% of total rooms revenue, and an other brand services fee in an amount determined by the Operator from time to time.
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
During the years ended December 31, 2015 and 2014, the Company incurred $0.4 million and $1,334 fees related to the management agreement, respectively, and are included in hotel expenses on the accompanying consolidated statements of operations.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Q&C Hotel Operations may terminate the management agreement upon (1) the occurrence of an event of default that continues beyond any applicable notice and cure periods, (2) a sale of the Q&C Hotel, (3) a change of control of Encore Hospitality without Q&C Hotel Operations’ approval, (4) a failure of Encore Hospitality to meet certain performance thresholds, (5) a sale of the joint venture partner interest in the joint venture to us, and (6) if Q&C Hotel Operations is required to do so pursuant to the terms of the loan documents or the franchise agreement. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the year ended December 31, 2015, the Company incurred $6,255 fees related to the management agreement and are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel will be branded as a Marriott Autograph Collection hotel on or before June 30, 2016, subject to the completion of certain property improvement requirements. The franchise agreement expires on the 25th anniversary of the opening date (as defined in the agreement) with no renewal options. Marriott may terminate the franchise agreement immediately upon certain defaults and after an opportunity to cure with respect to certain other defaults. Pursuant to the franchise agreement, commencing on the opening date, Q&C Hotel Operations will pay Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% after the third anniversary of the opening date and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues following the third anniversary of the opening date. Q&C Hotel Operations will also be responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the year ended December 31, 2015, the Company did not incur any fees related to the Marriott franchise agreement.
In addition, in connection with the execution of the franchise agreement, SOR US Properties II is providing an unconditional guarantee that all Q&C Hotel Operations’ obligations under the franchise agreement will be punctually paid and performed. Finally, certain transfers of the Q&C Hotel or an ownership interest therein are subject to a notice and consent requirement, and the franchise agreement further provides Marriott with a right of first refusal with respect to a sale of the hotel to a competitor of Marriott.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2015. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of March 21, 2016, the Company had sold 7,458,869 shares of Class A common stock and 7,560 shares of Class T common stock in the Public Offering for an aggregate gross offering proceeds of $66.3 million. Included in these amounts were 62,385 shares of Class A common stock sold under our dividend reinvestment plan for gross offering proceeds of $0.6 million.
Distributions
On March 21, 2016, the Company’s board of directors authorized a quarterly stock dividend for the first quarter of 2016, of 0.005 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on March 31, 2016. The Company expects to issue this stock dividend on or about April 1, 2016.
Also, on March 21, 2016, the Company’s board of directors authorized monthly stock dividends for the months of April and May, each in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on April 30, 2016 and May 31, 2016, respectively. The Company expects to issue these stock dividends on or about May 1, 2016 and June 1, 2016, respectively.
On February 29, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from March 1, 2016 through March 31, 2016, which the Company expects to pay in April 2016. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of (i) $0.00026202 per share per day less (ii) the daily class-specific expense accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Given the distribution rate declared for the period and because the stockholder servicing fee is a class-specific expense of the Class T shares of common stock, the Company does not expect to pay cash distributions on shares of Class T common stock for record dates from March 1, 2016 to March 31, 2016.
On March 21, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from April 1, 2016 through April 30, 2016, which the Company expects to pay in May 2016 and cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from May 1, 2016 through May 31, 2016, which the Company expects to pay in June 2016. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the daily class-specific expense accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired

Springmaid Beach Resort	Myrtle Beach, SC	90.0%	$26,000	$27,340	$12,727	$40,067	$6,437	$27,411	$19,093	$46,504	$(478)	1948/1980/1992/1995/2001	12/30/2014
Q&C Hotel	New Orleans, LA	90.0%	28,330	1,232	49,452	50,684	105	1,232	49,557	50,789	(87)	1913	12/17/2015
2200 Paseo Verde	Henderson, NV	100.0%	7,430	1,850	11,423	13,273	—	1,850	11,423	13,273	(28)	2004	12/23/2015
	Total Properties			$30,422	$73,602	$104,024	$6,542	$30,493	$80,073	$110,566	$(593)
____________________
(1) Building and improvements include tenant origination and absorption costs and other intangible assets.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $114.8 million as of December 31, 2015.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollars in thousands)

	2015	2014
Real Estate:
Balance at the beginning of the year	$40,067	$—
Acquisitions	63,957	40,067
Improvements	7,123	—
Write-off of fully depreciated and fully amortized assets	(581)	—
Balance at the end of the year	$110,566	$40,067

Accumulated depreciation and amortization:
Balance at the beginning of the year	$3	$—
Depreciation and amortization expense	1,171	3
Write-off of fully depreciated and fully amortized assets	(581)	—
Balance at the end of the year	$593	$3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 22, 2016.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 22, 2016
Keith D. Hall
/s/ PETER MCMILLIAN III	Chairman of the Board, President and Director	March 22, 2016
Peter McMillian III
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 22, 2016
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 22, 2016
Stacie K. Yamane
/s/ LAURENT DEGRYSE	Director	March 22, 2016
Laurent Degryse
/s/ MICHAEL L. MEYER	Director	March 22, 2016
Michael L. Meyer
/s/ WILLIAM M. PETAK	Director	March 22, 2016
William M. Petak