Form 10-Q
period 2016-03-31
KBS Strategic Opportunity REIT II, Inc.
filed 2016-05-12
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐  No  ☒
As of May 9, 2016, there were 11,843,284 and 126,836 outstanding shares of Class A and Class T common stock of KBS Strategic Opportunity REIT II, Inc., respectively.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Real estate, net	$114,665	$109,973
Real estate loan receivable, net	3,389	3,372
Total real estate and real estate-related investments, net	118,054	113,345
Cash and cash equivalents	39,440	24,768
Restricted cash	279	598
Rents and other receivables	512	311
Above-market leases, net	31	37
Due from affiliate	94	—
Prepaid expenses and other assets	1,791	670
Total assets	$160,201	$139,729
Liabilities and equity
Notes payable, net	$64,988	$60,836
Accounts payable and accrued liabilities	4,665	3,885
Due to affiliates	213	2,356
Distributions payable	93	—
Other liabilities	1,409	818
Total liabilities	71,368	67,895
Commitments and contingencies (Note 9)
Redeemable common stock	1,088	1,092
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 11,419,080 and 9,619,143 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	114	96
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 15,381 and none issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	98,725	79,622
Cumulative distributions and net losses	(15,451)	(13,266)
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	83,388	66,452
Noncontrolling interests	4,357	4,290
Total equity	87,745	70,742
Total liabilities and equity	$160,201	$139,729
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Hotel revenues	$3,647	$1,704
Office revenues	338	—
Interest income from real estate loan receivable	99	96
Total revenues	4,084	1,800
Expenses:
Hotel expenses	3,367	2,238
Office expenses	78	—
Asset management fees to affiliate	251	83
General and administrative expenses	698	353
Depreciation and amortization	1,280	181
Interest expense	665	299
Total expenses	6,339	3,154
Other income:
Other interest income	15	3
Total other income	15	3
Net loss	(2,240)	(1,351)
Net loss attributable to noncontrolling interest	148	105
Net loss attributable to common stockholders	$(2,092)	$(1,246)

Class A Common Stock:
Net loss attributable to common stockholders	$(2,091)	$(1,246)
Net loss per common share, basic and diluted	$(0.19)	$(0.25)
Weighted-average number of common shares outstanding, basic and diluted	10,737,932	5,050,468

Class T Common Stock:
Net loss attributable to common stockholders	$(1)	$—
Net loss per common share, basic and diluted	$(0.20)	$(0.25)
Weighted-average number of common shares outstanding, basic and diluted	2,557	268
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2015 and the Three Months Ended March 31, 2016 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2014	3,893,812	$39	—	$—	$31,489	$(2,527)	$29,001	$1,657	$30,658
Issuance of common stock	4,959,727	49	—	—	48,924	—	48,973	—	48,973
Transfers to redeemable common stock	—	—	—	—	(1,092)	—	(1,092)	—	(1,092)
Stock dividends issued	765,604	8	—	—	7,648	(7,656)	—	—	—
Distributions declared	—	—	—	—	—	(1,027)	(1,027)	—	(1,027)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	—	—	(4,055)	—	(4,055)	—	(4,055)
Other offering costs	—	—	—	—	(3,292)	—	(3,292)	—	(3,292)
Net (loss) income	—	—	—	—	—	(2,056)	(2,056)	107	(1,949)
Noncontrolling interests contributions	—	—	—	—	—	—	—	2,532	2,532
Distribution to noncontrolling interest			—	—	—	$—	—	(6)	(6)
Balance, December 31, 2015	9,619,143	$96	—	$—	$79,622	$(13,266)	$66,452	$4,290	$70,742
Issuance of common stock	1,800,471	18	15,381	—	18,062	—	18,080	—	18,080
Redemptions of common stock	(534)	—	—	—	(4)	—	(4)	—	(4)
Transfers from redeemable common stock	—	—	—	—	4	—	4	—	4
Distributions declared	—	—	—	—	—	(93)	(93)	—	(93)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	—	—	(1,580)	—	(1,580)	—	(1,580)
Reduction of other offering costs	—	—	—	—	2,621	—	2,621	—	2,621
Net loss	—	—	—	—	—	(2,092)	(2,092)	(148)	(2,240)
Noncontrolling interest contributions	—	—	—	—	—	—	—	215	215
Balance, March 31, 2016	11,419,080	$114	15,381	$—	$98,725	$(15,451)	$83,388	$4,357	$87,745

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(2,240)	$(1,351)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,280	181
Noncash interest income on real estate-related investment	(17)	(15)
Deferred rents	(7)	—
Amortization of above-market leases	6	—
Amortization of deferred financing costs	111	55
Unrealized loss on derivative instrument	32	38
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	340	142
Rents and other receivables	(194)	(47)
Prepaid expenses and other assets	(737)	(56)
Accounts payable and accrued liabilities	(10)	660
Due from affiliate	(94)	—
Due to affiliates	—	(684)
Other liabilities	591	440
Net cash used in operating activities	(939)	(637)
Cash Flows from Investing Activities:
Improvements to real estate	(5,095)	(135)
Restricted cash for capital expenditures	(21)	(7)
Net cash used in investing activities	(5,116)	(142)
Cash Flows from Financing Activities:
Proceeds from notes payable	4,042	—
Payments of deferred financing costs	(8)	(14)
Proceeds from issuance of common stock	18,080	5,692
Payments to redeem common stock	(4)	—
Payments of commissions on stock sales and related dealer manager fees	(1,580)	(401)
Payments of other offering costs	(18)	(4)
Noncontrolling interest contributions	215	—
Net cash provided by financing activities	20,727	5,273
Net increase in cash and cash equivalents	14,672	4,494
Cash and cash equivalents, beginning of period	24,768	13,257
Cash and cash equivalents, end of period	$39,440	$17,751
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $31 for the three months ended March 31, 2016	$413	$142
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in accrued improvements to real estate	$876	$28
Increase in other offering costs due to affiliates	$—	$449
Stock dividends issued	$—	$445
Increase in distributions payable	$93	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

1.	ORGANIZATION
KBS Strategic Opportunity REIT II, Inc. (the “Company”) was formed on February 6, 2013 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2014 and intends to continue to operate in such a manner. The Company’s business is conducted through KBS Strategic Opportunity Limited Partnership II (the “Operating Partnership”), a Delaware limited partnership formed on February 7, 2013. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. KBS Strategic Opportunity Holdings II LLC (“REIT Holdings”), a Delaware limited liability company formed on February 7, 2013, owns the remaining 99.9% partnership interest in the Operating Partnership and is the sole limited partner. The Company is the sole member and manager of REIT Holdings. The Company has three wholly owned taxable REIT subsidiaries (“TRS”), two of which lease the Company’s hotel properties and in turn contract with independent hotel management companies that manage the day-to-day operations of the Company’s hotels; the third consolidates the Company’s wholly owned TRSs.  The Company’s TRSs are subject to federal and state income tax at regular corporate tax rates.
Subject to certain restrictions and limitations, the business of the Company has been externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, since July 2013 pursuant to an advisory agreement the Company most recently renewed with the Advisor for an additional one-year term effective August 12, 2015 and amended at various times thereafter (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. The Advisor has entered into a sub-advisory agreement with STAM, a real estate operating company to provide real estate acquisition and portfolio management services to the Advisor in connection with any investments the Company may make in value-added real estate, distressed debt, and real estate-related investments in Europe. On July 3, 2013, the Company issued 21,739 shares of its common stock to the Advisor at a purchase price of $9.20 per share.
The Company expects to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of March 31, 2016, the Company owned two hotel properties, one office property and one first mortgage loan.
From July 3, 2013 to August 11, 2014, the Company conducted a private placement offering (the “Private Offering”) exempt from registration under Regulation D of the Securities Act of 1933, as amended (the “Act”). The Company sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in the Private Offering.
On November 14, 2013, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014. On February 11, 2016, the Company filed an amended registration statement on Form S-11 with the SEC to offer a second class of common stock designated as Class T shares and to designate its initially offered and outstanding common stock as Class A shares. Pursuant to the amended registration statement, the Company is offering to sell any combination of Class A and Class T shares in the Public Offering but in no event may the Company sell more than 180,000,000 of shares of its common stock pursuant to the Public Offering. The Company commenced offering Class T shares of our common stock for sale to the public on February 17, 2016.  The dealer manager is responsible for marketing the shares in the Public Offering. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, serves as the dealer manager of the Public Offering pursuant to a dealer manager agreement originally dated August 12, 2014 and amended and restated February 17, 2016 (the “Dealer Manager Agreement”). Previously the Dealer Manager served as dealer manager for the Private Offering. The Dealer Manager is responsible for marketing the Company’s shares.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

On January 7, 2015, the Company broke escrow in the Public Offering and through March 31, 2016, the Company had sold 6,775,579 shares of common stock in the Public Offering for gross offering proceeds of $67.1 million, including 62,365 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $0.6 million. Also as of March 31, 2016, the Company had redeemed 534 shares of common stock for $4,000.
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2016 and 2015. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company’s board of directors has declared and issued the following stock dividends on shares of the Company’s common stock through the filing date of this report:

Declaration Date	Record Date	Issue Date	Amount Declared per Share Outstanding	Total Shares Issued
March 24, 2015	March 25, 2015	March 27, 2015	0.01 shares	44,538
April 7, 2015	June 24, 2015	June 29, 2015	0.01 shares	56,219
August 6, 2015	September 22, 2015	September 29, 2015	0.01 shares	65,710
November 10, 2015	December 16, 2015	December 22, 2015	0.01 shares	85,591
December 10, 2015	December 16, 2015	December 21, 2015	0.06 shares	513,546
March 21, 2016	March 31, 2016	April 1, 2016	0.005 shares	57,172
March 21, 2016	April 30, 2016	May 3, 2016	0.001667 shares	19,781
For the purpose of calculating the dollar amount of the Class A and Class T stock dividends issued, the Company used the current Class A and Class T primary offering price in the Public Offering.
Cash distributions declared per share of Class A common stock was $0.008 for the three months ended March 31, 2016. Distributions declared per share of common stock assumes each share was issued and outstanding each day during the three months ended March 31, 2016. Each day during the period from March 1, 2016 through March 31, 2016 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00026202 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Given the distribution rate declared for the period and the applicable stockholder servicing fee for Class T shares of common stock, the Company did not pay cash distributions on shares of Class T common stock for record dates from March 1, 2016 to March 31, 2016. The Company did not declare cash distributions during the three months ended March 31, 2015.
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
March 31, 2016
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. ASU No. 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments in ASU No. 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. On January 1, 2016, the Company adopted ASU No. 2015-02 and re-evaluated its consolidation analysis of its joint ventures, concluding that such adoption did not result in (a) the classification of any entities as VIEs, (b) a consolidation of entities not previously consolidated (c) a deconsolidation of entities previously consolidated.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

3.	REAL ESTATE
As of March 31, 2016, the Company’s real estate portfolio was composed of two hotel properties and one office property. The following table summarizes the Company’s real estate as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Land	$30,493	$30,493
Buildings and improvements	84,669	79,081
Tenant origination and absorption costs	748	748
Other intangibles	244	244
Total real estate, cost	116,154	110,566
Accumulated depreciation and amortization	(1,489)	(593)
Total real estate, net	$114,665	$109,973
The following table provides summary information regarding the Company’s real estate as of March 31, 2016 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangibles	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,411	$24,267	$—	$—	$51,678	$(624)	$51,054	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	49,706	—	244	51,182	(669)	50,513	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	10,696	748	—	13,294	(196)	13,098	100.0%
					$30,493	$84,669	$748	$244	$116,154	$(1,489)	$114,665
Hotel Properties
The following table provides detail information regarding Q&C Hotel and Springmaid Beach Resort’s hotel revenue and expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Hotel Revenues:
Room	$2,557	900
Food, beverage and convention services	494	339
Campground	262	250
Other	334	215
Hotel Revenues	$3,647	$1,704

Hotel Expenses:
Room	$834	424
Food, beverage and convention services	526	317
General and administrative	468	306
Sales and marketing	392	210
Repairs and maintenance	404	341
Utilities	185	251
Property taxes and insurance	298	216
Other	260	173
Hotel Expenses	$3,367	$2,238

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

The following table provides summary information regarding our hotel properties as of March 31, 2016:

Property	Number of Rooms	Percentage Occupied for the Three Months Ended March 31, 2016	Average Revenue per Available Room	Average Daily Rate
Springmaid Beach Resort (1)	452	61.7%	$42.86	$69.52
Q&C Hotel	196	51.3%	$89.40	$174.14
_____________________
(1) In November 2015, Springmaid Beach Resort took 238 rooms of the 452 rooms available offline to complete the renovation of a building. The 238 rooms were excluded from the percentage occupied and average revenue per available room for the period they were offline. In January 2016, the majority of the 238 rooms were completed and placed back in service. In addition, in January 2016, Springmaid Beach Resort took 214 rooms offline to complete the renovation of a building. These offline rooms were excluded from the percentage occupied and average revenue per available room for the period they were offline.
Office Property
As of March 31, 2016, the Company owned one office property containing 59,818 rentable square feet which was 72% occupied. The following table provides detail information regarding 2200 Paseo Verde office revenue and expense for the three months ended March 31, 2016 (in thousands):

Office Revenues:
Rental income	$329
Tenant reimbursements and other income	9
Office Revenues	$338

Office Expenses:
Operating, maintenance, and management	$59
Real estate taxes and insurance	19
Office Expenses	$78
Operating Leases
The Company’s office property is leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2016, the lease had remaining terms, excluding options to extend, of up to 4.8 years with a weighted-average remaining term of 2.6 years. The lease may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $42,000 and $0.1 million as of March 31, 2016 and December 31, 2015, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

As of March 31, 2016, the future minimum rental income from the Company’s office property under its non-cancelable operating leases was as follows (in thousands):

April 1, 2016 through December 31, 2016	$813
2017	1,103
2018	960
2019	594
2020	349
Thereafter	85
$3,904

4.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2016, the Company had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2016	Book Value as of March 31, 2016 (1)	Book Value as of December 31, 2015 (1)	Contractual Interest Rate (2)	Annualized Effective Interest Rate (2)	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$3,500	$3,389	$3,372	9.25%	11.68%	10/01/2017
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of March 31, 2016.
The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2016 (in thousands):

Real estate loan receivable - December 31, 2015	$3,372
Amortization of closing costs and origination fees on real estate loan receivable	17
Real estate loan receivable - March 31, 2016	$3,389
For the three months ended March 31, 2016 and 2015, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Contractual interest income	$82	$81
Amortization of closing costs and origination fees, net	17	15
Interest income from real estate loan receivable	$99	$96

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

5.	NOTES PAYABLE
As of March 31, 2016 and December 31, 2015, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of March 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$30,042	$26,000	One-month LIBOR + 3.00%	3.44%	Interest Only	12/30/2017
Q&C Hotel Mortgage Loan	28,330	28,330	One-month LIBOR + 3.25%	3.69%	Interest Only (2)	12/17/2018
2200 Paseo Verde Mortgage Loan	7,430	7,430	One-month LIBOR + 2.25%	2.69%	Interest Only	01/01/2017
Total notes payable principal outstanding	65,802	61,760
Deferred financing costs, net	(814)	(924)
Total notes payable, net	$64,988	$60,836
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2016. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2016 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2016, where applicable.
(2) Beginning February 1, 2018, monthly payments also include principal amortization payments of $55,000 per month, unless certain conditions described in the loan documents are satisfied.
As of March 31, 2016 and December 31, 2015, the Company’s deferred financing costs were $0.8 million and $0.9 million, respectively, net of amortization, and are included in notes payable, net on the accompanying consolidated balance sheets.
During the three months ended March 31, 2016 and 2015, the Company incurred $0.7 million and $0.3 million of interest expense, respectively. As of March 31, 2016 and December 31, 2015, $0.2 million and $0.1 million was payable, respectively. Included in interest expense for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.1 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three months ended March 31, 2016 and 2015 was $32,000 and $38,000 of interest expense incurred as a result of the Company’s interest rate cap agreements, respectively. Additionally, during the three months ended March 31, 2016, the Company capitalized $31,000 of interest related to its redevelopment project at Springmaid Beach Resort.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of March 31, 2016 (in thousands):

April 1, 2016 through December 31, 2016	$—
2017	37,472
2018	28,330
$65,802
The Company’s note payables contain financial and non-financial debt covenants. As of March 31, 2016, the Company was in compliance with all debt covenants.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

6.	DERIVATIVE INSTRUMENTS
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
As of March 31, 2016 and December 31, 2015, the Company had two interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of March 31, 2016 and December 31, 2015. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	March 31, 2016	December 31, 2015	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$2	$5	Prepaid expenses and other assets
Interest Rate Cap	12/16/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	11	40	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$13	$45
During the three months ended March 31, 2016 and 2015, the Company recorded an unrealized loss of $32,000 and $38,000 on its derivative instrument, respectively, which was included in interest expense on the accompanying consolidated statements of operations.

7.	FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
March 31, 2016
(unaudited)

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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of March 31, 2016 and December 31, 2015, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500	$3,389	$3,335	$3,500	$3,372	$3,311
Financial liability:
Notes payable	$65,802	$64,988	$65,935	$61,760	$60,836	$61,880

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

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
As of March 31, 2016, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate caps	$13	$—	$13	$—

8.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and dealer manager agreements with the Dealer Manager, with respect to the Private Offering and the Public Offering, respectively. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain offering-related services and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”). The Dealer Manager also serves as the dealer manager for the private placement and public offerings of KBS Growth & Income REIT and for the dividend reinvestment plan offering for KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III.
Under the Amended Dealer Manager Agreement, the Dealer Manager receives an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in the primary portion of the Public Offering solely to the extent there is a broker dealer of record with respect to such Class T share that has entered a currently effective selected dealer agreement or servicing agreement that provides for the payment to such broker dealer of the stockholder servicing fee with respect to such Class T share, and such broker dealer of record is in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee will accrue daily and be paid monthly in arrears, and the Dealer Manager will reallow 100% of the stockholder servicing fee to such broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share.  In addition, no stockholder servicing fee will be paid with respect to Class T shares purchased through the dividend reinvestment plan or issued pursuant to a stock dividend.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
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
During the three months ended March 31, 2016 and 2015, no other business transactions occurred between the Company and these other KBS-sponsored programs.
The Advisory Agreement has a one-year term. The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2016 and 2015, respectively, and any related amounts payable as of March 31, 2016 and December 31, 2015 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2016	2015	2016	2015
Expensed
Asset management fees	251	83	—
Reimbursable operating expenses (1)	132	22	39	26
Real estate acquisition fee	—	—	95	108
Stockholder servicing fees (2)	—	—	—	—
Capitalized
Acquisition fees on development projects	79	—	79	—
Additional Paid-in Capital
Sales commissions	1,104	230	—	—
Dealer manager fees	476	171	—	—
Reimbursable other offering costs	16	453	—	2,222
	$2,058	$959	$213	$2,356
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits, and overhead of internal audit department personnel providing services to the Company. These amounts totaled $132,000 and $22,000 for the three months ended March 31, 2016 and 2015, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2016 and 2015.  The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) During the three months ended March 31, 2016 and 2015, the Company incurred $55 and $0 of stockholder serving fees, respectively, which was included in general and administrative expenses on the accompanying consolidated statements of operations.
As of March 31, 2016, the Company had $0.1 million due from the Advisor, which consisted of a property insurance rebate and legal and professional fees reimbursable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Offering Costs
Organization and offering costs (other than selling commissions, dealer manager fees and the stockholder servicing fee of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company or may be paid directly by the Company. These offering costs include all expenses incurred by the Company in connection with the Private Offering and the Public Offering. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company. The Company reimbursed the Dealer Manager for underwriting compensation in connection with the Private Offering. The Company also paid directly or reimbursed the Dealer Manager for due diligence expenses of broker dealers in connection with the Private Offering.
During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur. As of March 31, 2016, the Company had recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, all of which was initially paid by the Advisor or its affiliates on behalf of the Company and subsequently reimbursed by the Company. In addition, the Company paid $1.9 million in selling commissions and dealer manager fees related to the Private Offering.
During the Public Offering, pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that no reimbursements made by the Company to the Advisor or the Dealer Manager may cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees, the stockholder servicing fee to exceed 15% of the aggregate gross proceeds from the Public Offering as of the date of reimbursement. In addition, at the termination of the primary portion of the Public Offering, the Advisor and its affiliates will reimburse the Company to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by the Company in connection with the primary portion of the Public Offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of the Public Offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of the Public Offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering as of the termination of the primary portion of the Public Offering.
Through March 31, 2016, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $6.1 million. As of March 31, 2016, the Company had paid $5.6 million in selling commissions and dealer manager fees. As of December 31, 2015, the Company had paid or accrued $3.3 million of other organization and offering expenses. After December 31, 2015, the Company reversed $2.2 million of accrued organization and offering expenses due to affiliates and reclassed $0.4 million of other organization and offering expenses paid to prepaid expenses and other assets on the accompanying consolidated balance sheet as of March 31, 2016 as a result of an amendment to the advisory agreement, which limits organization and other offering costs to 1.0% of gross proceeds from the primary portion of the Public Offering, as described above. As of March 31, 2016, the Company had $0.7 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of March 31, 2016 based on the 1.0% limitation described above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

9.	COMMITMENTS AND CONTINGENCIES
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
During the three months ended March 31, 2016 and 2015, the Company incurred $43,000 and $42,000 of fees related to the management agreement, respectively, and are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three months ended March 31, 2016, the Company incurred $75,000 fees related to the management agreement and are included in hotel expenses on the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel will be branded as a Marriott Autograph Collection hotel on or before June 30, 2016, subject to the completion of certain property improvement requirements. The franchise agreement expires on the 25th anniversary of the opening date (as defined in the agreement) with no renewal options. Pursuant to the franchise agreement, commencing on the opening date, Q&C Hotel Operations will pay Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% after the third anniversary of the opening date and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues following the third anniversary of the opening date. Q&C Hotel Operations will also be responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the the three months ended March 31, 2016, the Company did not incur any fees related to the Marriott franchise agreement.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2016. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
March 31, 2016
(unaudited)

10.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of May 9, 2016, the Company had sold 7,234,284 shares of common stock in the Public Offering for aggregate gross offering proceeds of $71.6 million. Included in these amounts were 80,142 shares of common stock sold under our dividend reinvestment plan for gross offering proceeds of $0.8 million.
Cash Distributions Paid
On April 1, 2016, the Company paid distributions of $0.1 million related to cash distributions on the outstanding shares of the Company’s common stock based on daily record dates for the period from March 1, 2016 through March 31, 2016. Distributions for this period were calculated based on stockholders of record each day during the period at a rate of (i) $0.00026202 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Given the distribution rate declared for the period and the applicable stockholder servicing fee for Class T shares of common stock, the Company did not pay cash distributions on shares of Class T common stock for record dates from March 1, 2016 to March 31, 2016.
On May 3, 2016, the Company paid distributions of $0.2 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from April 1, 2016 through April 30, 2016. Distributions for this period were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On March 21, 2016, the Company’s board of directors authorized a stock dividend for the first quarter of 2016, of 0.005 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on March 31, 2016. The Company issued this stock dividend, consisting of 57,172 shares, on April 1, 2016.
Also, on March 21, 2016, the Company’s board of directors authorized stock dividends for the months of April and May, each in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on April 30, 2016 and May 31, 2016, respectively. The Company issued the April stock dividend, consisting of 19,781 shares, on May 3, 2016.
Distributions Declared
On May 10, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from June 1, 2016 through June 30, 2016, which the Company expects to pay in July 2016 and cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from July 1, 2016 through July 31, 2016, which the Company expects to pay in August 2016. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on May 10, 2016, the Company’s board of directors authorized monthly stock dividends for the months of June and July, each in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on June 30, 2016 and July 31, 2016, respectively. The Company expects to issue these stock dividends on or about July 1, 2016 and August 1, 2016, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Probable Acquisition of Lincoln Court
On April 20, 2016, the Company, through an indirect wholly owned subsidiary, entered into an agreement of purchase and sale to acquire a three-story Class A office building containing 123,529 rentable square feet located on approximately 4.2 acres of land in Campbell, California (“Lincoln Court”). The contractual purchase price of Lincoln Court is approximately $51.5 million plus closing costs. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, it may forfeit up to $3.0 million of earnest money.
Lincoln Court was built in 1985 and consistently renovated since completion. As of April 1, 2016, Lincoln Court was approximately 98% leased to 34 tenants with a weighted-average remaining lease term for the tenants is approximately 2.0 years.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of March 31, 2016, our total assets were $160.2 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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

All forward-looking statements should be read in light of the risks identified herein in Part II, Item 1A “Risk Factors” and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”).
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
On November 14, 2013, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register for sale to the public a maximum of 180,000,000 shares of common stock, of which 80,000,000 shares were to be offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on August 12, 2014 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering pursuant to a dealer manager agreement. On February 11, 2016, we filed an amended registration statement on Form S-11 with the SEC to offer a second class of common stock designated as Class T shares and to designate our initially offered and outstanding common stock as Class A shares. Pursuant to the amended registration statement, we are offering to sell any combination of Class A and Class T shares in our primary offering and dividend reinvestment plan offering but in no event may we sell more than 180,000,000 of shares of our common stock pursuant to the offering. We commenced offering our Class T shares of our common stock for sale to the public on February 17, 2016. The dealer manager is responsible for marketing our shares in the initial public offering.
We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of March 31, 2016, we owned two hotel properties, one office property and had originated a first mortgage loan.
As of March 31, 2016, we had sold 6,775,579 shares of common stock for gross offering proceeds of $67.1 million in our initial public offering, including 62,365 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $0.6 million. Also as of March 31, 2016, we had redeemed 534 shares of common stock for $4,000.
As of March 31, 2016, we had sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on April 2, 2014 and July 31, 2014, we issued 120,106 shares and 132,116 shares of Class A common stock for $1.0 million and $1.1 million, respectively, in separate private transactions exempt from the registration requirements of the Securities Act.

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
We have formed a strategic relationship with STAM, a commercial real estate investment and asset management firm headquartered in Paris, France to support us and our advisor in connection with any investments we may make in Europe. Our advisor has entered a sub-advisory agreement with STAM, pursuant to which STAM will provide real estate acquisition and portfolio management services to our advisor in connection with any investments we may make in Europe. For investments in Europe we make directly and our ownership interest is 100%, our advisor will compensate STAM for its services in sourcing and managing these investments from the fees its earns from us under the advisory agreement with us and we will pay STAM no additional compensation. We, along with our advisor, expect to enter a letter agreement with STAM that sets forth general compensation terms with respect to investments we make through STAM, other than through our direct investment in value-added real estate and distressed debt in Europe (which are governed by the sub-advisory agreement between STAM and our advisor). We can give no assurances as to the number, if any, of investments we may make in Europe.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile. The International Monetary Fund, in its Global Financial Stability Report, states that the economic outlook has deteriorated in advanced economies because of heightened uncertainty and setbacks to growth and confidence. This situation is amplified in emerging economies, where oil and commodity prices, coupled with slower economic growth, have kept risk levels elevated. Dismal financial conditions in Europe and Japan, and continued outflows from emerging markets are some of the crucial risks leading to financial uncertainty and poor investor confidence. China, in particular, has been a source of uncertainty, as the economy is undergoing a complex transition towards a more sustainable growth model; one that is based on consumption and services.
In the United States, economic growth has been relatively steady and low. The U.S. labor markets have been improving and are adding approximately 200,000 jobs each month. The unemployment rate is hovering around 5%. These positive signs are, however, offset somewhat by a lack of real income growth and a persistently low labor participation rate. The U.S. energy market has been struggling with the oversupply of oil and natural gas, which is a reversal of the trend that played an important role in the U.S. economic recovery following the 2008-2009 recession. Forward-looking economic indicators provided by the Federal Reserve are pointing to a continued slowing in gross domestic product in Q1 2016.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The Federal Reserve pursued an accommodative monetary policy that included cutting interest rates and implementing a quantitative easing (“QE”) program. In 2015, the U.S. economy continued strengthening, and the Federal Reserve ceased the QE program and raised the Target Funds rate by 25 basis points. Following this move, the U.S. economic indicators started to weaken, and the dollar traded off against most major world currencies.
In Europe and Japan, the central bank interventions into the local economies have continued. Asset purchases and stimulus programs in both regions have driven down interest rates and investment yields. Both regions now have unnaturally low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system remains unknown.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Slowing economic growth and poor corporate earnings have caused the markets to discount talk of further interest rate increases. This, in turn, has kept the U.S. yield curve near all-time lows, and has kept the dollar weak.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The U.S. commercial real estate market continues to benefit from strong inflows of foreign capital. In 2015, commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Low interest rates and aggressive loan underwriting standards have helped drive property values higher. In the first quarter of 2016, lending standards were tightened and transaction volumes have slowed. This phenomenon is best captured in the decline of the commercial mortgage backed securities market, which saw issuance forecasts slashed as of 2016. Highly leveraged investors are temporarily being forced out of the market. Secondary markets and riskier asset classes experienced a drop in prices.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2016, we had sold 6,775,579 shares of common stock for gross offering proceeds of $67.1 million in our initial public offering. Additionally, we sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
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
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. As of March 31, 2016, we owned two hotel properties and average occupancy, average revenue per available room and average daily rate from our hotel investments during the three months ended March 31, 2016 were 57.1%, $63.48, $115.87 respectively.
Our office property generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office property is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2016, we owned one office property that was 72% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of March 31, 2016, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of March 31, 2016, we had mortgage debt obligations in the aggregate principal amount of $65.8 million, with a weighted-average remaining term of 2.1 years. As of March 31, 2016, $9.6 million was available under our mortgage loans for future disbursements to be used for renovation costs, subject to certain terms and conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses, provided that no reimbursements made by us to our advisor or dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our public offering as of the date of reimbursement. As of March 31, 2016, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $6.1 million. There was no limit on the organization and offering expenses we could incur in connection with our private offering. In addition, at the termination of the primary portion of our initial public offering, our advisor and our affiliates will reimburse us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of our initial public offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering as of the termination of the primary portion of our initial public offering. As of March 31, 2016, our advisor had incurred offering expenses on our behalf related to our private offering of $1.0 million, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. Our currently effective advisory agreement expires August 12, 2016 but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
We have elected to be taxed as a REIT and operate as a REIT. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2016 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of March 31, 2016, we owned two hotel properties, one office property and one first mortgage loan. During the three months ended March 31, 2016, net cash used in operating activities was $0.9 million, compared to net cash used in operating activities of $0.6 million during the three months ended March 31, 2015. We expect that our cash flows from operating activities will generally increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash used in investing activities was $5.1 million for the three months ended March 31, 2016 and primarily consisted of improvements to real estate.
Cash Flows from Financing Activities
Net cash provided by financing activities was $20.7 million for the three months ended March 31, 2016 and primarily consisted of the following:

•
$16.5 million of net cash provided by offering proceeds related to our ongoing initial public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $1.6 million;

•	$4.0 million of net cash provided by debt and other financings as a result of proceeds from note payable; and

•	$0.2 million of noncontrolling interest contributions.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2016, our borrowings and other liabilities were approximately 45% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$65,802	$—	$65,802	$—	$—
Interest payments on outstanding debt obligations (2)	4,799	1,717	3,082	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect at March 31, 2016. We incurred interest expense of $0.6 million, excluding amortization of deferred financing costs of $0.1 million and unrealized loss on interest rate cap of $32,000 and including interest capitalized of $31,000 for the three months ended March 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of March 31, 2015, we owned one hotel property and had originated a first mortgage loan. As of March 31, 2016, we owned two hotel properties, one office property and had one first mortgage loan. We funded the acquisitions of these investments with proceeds from our terminated private offering, initial public offering and debt financing. Our results of operations for the three months ended March 31, 2016 are not indicative of those in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to make future acquisitions of real estate and real estate-related investments. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Hotel revenues	$3,647	$1,704	$1,943	114%	$1,878	$65
Office revenue	338	—	338	n/a	338	—
Interest income from real estate loan receivable	99	96	3	3%	—	3
Hotel expenses	3,367	2,238	1,129	n/a	1,130	(1)
Office expenses	78	—	78	n/a	78	—
Asset management fees to affiliate	251	83	168	202%	137	31
General and administrative expenses	698	353	345	98%	n/a	n/a
Depreciation and amortization	1,280	181	1,099	607%	752	347
Interest expense	665	299	366	122%	395	(29)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 related to real estate acquired on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Hotel revenues increased from $1.7 million for the three months ended March 31, 2015 to $3.6 million for the three months ended March 31, 2016 as a result of the acquisition of Q&C Hotel. We expect hotel revenues to increase in future periods as a result of the ongoing improvements in connection with the re-branding strategy of our hotel properties. Office revenue for the three months ended March 31, 2016 was $0.3 million. We expect office revenue to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.1 million for the three months ended March 31, 2015 and 2016.
Hotel expenses increased from $2.2 million for the three months ended March 31, 2015 to $3.4 million for the three months ended March 31, 2016 as a result of the acquisition of Q&C Hotel. Office expenses for the three months ended March 31, 2016 was $0.1 million. We expect total expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Asset management fees to affiliate increased from $0.1 million for the three months ended March 31, 2015 to $0.3 million for the three months ended March 31, 2016 primarily due to the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate properties. All asset management fees incurred as of March 31, 2016 have been paid.
General and administrative expenses increased from $0.3 million for the three months ended March 31, 2015 to $0.7 million for the three months ended March 31, 2016 primarily due to the growth of our real estate portfolio. We expect general and administrative costs to increase in future periods as we acquire additional investments but to decrease as a percentage of total revenue.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expenses increased from $0.2 million for the three months ended March 31, 2015 to $1.3 million for the three months ended March 31, 2016 primarily due to the growth of our real estate portfolio. We expect depreciation and amortization expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Interest expense increased from $0.3 million for the three months ended March 31, 2015 to $0.7 million for the three months ended March 31, 2016 primarily due to increased borrowings in connection with our acquisition activity. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Organization and Offering Costs
Our organization and offering costs (other than selling commissions, dealer manager fees and the stockholder servicing fee) may be paid by our advisor, the dealer manager or their affiliates on our behalf or may be paid directly by us. These offering costs include all expenses incurred in connection with our offerings. Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate.
During our private offering, there was no limit on the amount of organization and offering costs we could incur. As of March 31, 2016, we had recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, all of which were initially paid by our advisor or its affiliates on our behalf and subsequently reimbursed by us.
During our initial public offering, pursuant to the advisory agreement and dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of us, provided that no reimbursements made by us to our advisor or the dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees, the stockholder servicing fee to exceed 15% of the aggregate gross proceeds from our initial public offering as of the date of reimbursement. In addition, at the termination of the primary portion of our initial public offering, our advisor and our affiliates will reimburse us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of our initial public offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering as of the termination of the primary portion of our initial public offering.
Through March 31, 2016, the Advisor and its affiliates had incurred organization and other offering costs on the Company’s behalf in connection with the Public Offering of approximately $6.1 million. As of March 31, 2016, the Company had paid $5.6 million in selling commissions and dealer manager fees. As of December 31, 2015, we had paid or accrued $3.3 million of other organization and offering expenses. Subsequent to December 31, 2015, we reversed $2.2 million of accrued organization and offering expenses due to affiliates and reclassed $0.4 million of other organization and offering expenses paid to prepaid expenses and other assets as of March 31, 2016 as a result of an amendment to the advisory agreement, which limits other offering costs to 1.0% of gross proceeds from the primary portion of our initial public offering as noted above. As of March 31, 2016, the Company had $0.7 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and offering costs as of March 31, 2016 based on the 1.0% limitation described above.
Distributions
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow used in operations were as follows for the first quarter of 2016 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share (1) (2)	Distributions Declared Per Class T Share (1) (2)	Distributions Paid (3)			Cash Flows Used in Operations
Period				Cash	Reinvested	Total
First Quarter 2016	$93	$0.008	$—	$—	$—	$—	$(939)
_____________________
(1) Distributions for the period from March 1, 2016 through March 31, 2016 were based on daily record dates and were calculated at a rate of $0.00026202 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented. Given the distribution rate declared for the period and the applicable daily stockholder servicing fee for Class T shares of common stock, the Company did not pay cash distributions on shares of Class T common stock for record dates from March 1, 2016 to March 31, 2016.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2016, no distributions were paid. Our net loss attributable to common stockholders for the three months ended March 31, 2016 was $2.1 million and cash flow used in operations was $0.9 million.
From inception through March 31, 2016, we paid cumulative distributions of $1.0 million and our cumulative net loss during the same period was $6.7 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
In addition, our board of directors may declare stock dividends on a set monthly or quarterly basis or from time to time. For instance, if our board of directors believes assets in our portfolio have appreciated in value after acquisition or after we have taken control of the assets our board of directors may declare stock dividends to reflect this increase in portfolio value. We expect that any regular stock dividend paid on a monthly or quarterly basis would be declared based on periodic record dates as opposed to daily record dates as with our cash distributions. Unless our assets appreciate in an amount sufficient to offset the dilutive effect of any stock dividends, the return per share for later investors purchasing our stock will be below the return per share of earlier investors. Especially during the early stages of our operations, our board of directors may determine a stock dividend is in our best interest because it will allow us to focus on our investment strategy of investing in opportunistic real estate investments that may generate little or no initial cash flow but have the potential for appreciation. With respect to any non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, we will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property’s management, ownership and future. We also may have more capital available for investment in these properties than their prior owners and operators were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants.
On March 21, 2016, our board of directors authorized a stock dividend for the first quarter of 2016, of 0.005 shares of each class of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on March 31, 2016.  We issued this stock dividend, consisting of 57,172 shares, on April 1, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no significant changes to our policies during 2016.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of May 9, 2016, we had sold 7,234,284 shares of common stock in our initial public offering for an aggregate gross offering proceeds of $71.6 million. Included in these amounts were 80,142 shares of Class A common stock sold under our dividend reinvestment plan for gross offering proceeds of $0.8 million.
Cash Distributions Paid
On April 1, 2016, we paid distributions of $0.1 million related to cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from March 1, 2016 through March 31, 2016. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00026202 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Given the distribution rate declared for the period and the applicable stockholder servicing fee for Class T shares of common stock, the Company did not pay cash distributions on shares of Class T common stock for record dates from March 1, 2016 to March 31, 2016.
On May 3, 2016, we paid distributions of $0.2 million related to cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from April 1, 2016 through April 30, 2016, which we paid on May 3, 2016. Distributions for this period were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On March 21, 2016, our board of directors authorized a quarterly stock dividend for the first quarter of 2016, of 0.005 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on March 31, 2016. We issued this stock dividend, consisting of 57,172 shares, on April 1, 2016.
Also, on March 21, 2016, our board of directors authorized monthly stock dividends for the month of April and May, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on April 30, 2016. The Company issued the April stock dividend, consisting of 19,781 shares, on May 3, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions Declared
On May 10, 2016, our board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from June 1, 2016 through June 30, 2016, which we expect to pay in July 2016 and cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from July 1, 2016 through July 31, 2016, which we expect to pay in August 2016. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on May 10, 2016, our board of directors authorized monthly stock dividends for the months of June and July, each in the amount of 0.001667 shares of each class of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on June 30, 2016 and July 31, 2016, respectively. We expect to issue these stock dividends on or about July 1, 2016 and August 1, 2016, respectively.
Probable Acquisition of Lincoln Court
On April 20, 2016, we, through an indirect wholly owned subsidiary, entered into an agreement of purchase and sale to acquire a three-story Class A office building containing 123,529 rentable square feet located on approximately 4.2 acres of land in Campbell, California (“Lincoln Court”). The contractual purchase price of Lincoln Court is approximately $51.5 million plus closing costs. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, it may forfeit up to $3.0 million of earnest money.
Lincoln Court was built in 1985 and consistently renovated since completion. As of April 1, 2016, Lincoln Court was approximately 98% leased to 34 tenants with a weighted-average remaining lease term for the tenants is approximately 2.0 years.

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
As of March 31, 2016, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At March 31, 2016, the fair value and carrying value of our fixed rate real estate loan receivable was $3.3 million and $3.4 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $65.8 million of variable rate debt outstanding. Based on interest rates as of March 31, 2016, if interest rates were 100 basis points higher during the 12 months ending March 31, 2017, interest expense on our variable rate debt would increase by $0.7 million. As of March 31, 2016, one-month LIBOR was 0.43725% and if the LIBOR index was reduced to 0% during the 12 months ending March 31, 2017, interest expense on our variable rate debt would decrease by $0.3 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of March 31, 2016 was 11.7%. The effective interest rate represents the effective interest rate as of March 31, 2016, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of March 31, 2016 was 3.5%.  The weighted-average interest rate represent the actual interest rate in effect as of March 31, 2016 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of March 31, 2016 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook - Real Estate and Real Estate Finance Markets” herein, the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The following risk factor supplements the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) (such as an individual retirement account (“IRA”)), fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
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
With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and Benefit Plans.  The final regulation and the related exemptions will become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before that date.  The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.
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

b)
On August 12, 2014, our Registration Statement on Form S-11 (File No. 333-192331), covering a public offering of up to 100,000,000 shares of common stock in a primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on August 12, 2014 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. Initially, we were offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan were initially being offered at an aggregate offering price of $760 million, or $9.50 per share.

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
As of March 31, 2016, we had sold 6,775,579 shares of common stock in our ongoing initial public offering for gross offering proceeds of $67.1 million, including 62,365 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $0.6 million. As of March 31, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$5,635	Actual
Finders’ fees	—	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding underwriting compensation)	671	Actual
Total expenses	$6,306

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	9.4%	Actual
______________________________________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears. Our dealer manager will reallow all of the stockholder servicing fee paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of March 31, 2016, we had not yet paid any stockholder servicing fees.

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
As of March 31, 2016, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $123.5 million in two hotel properties, one office property and one first mortgage, including $3.6 million of acquisition fees and closing costs and origination fees and expenses.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2016, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	—	$—	(2)
February 2016	—	$—	(2)
March 2016	534	$8.64	(2)
Total	534
_____________________
(1) Pursuant to the program, as amended, we will initially redeem shares as follows:
•For those shares held by the redeeming stockholder for at least one year, 92.5% of the price paid to acquire the shares from us;
•For those shares held by the redeeming stockholder for at least two years, 95.0% of the price paid to acquire the shares from us;
•For those shares held by the redeeming stockholder for at least three years, 97.5% of the price paid to acquire the shares from us; and
•For those shares held by the redeeming stockholder for at least four years, 100% of the price paid to acquire the shares from us.
Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price will be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated NAV per share of our common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated NAV per share no later than June 6, 2017.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2016, we redeemed $4,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2016 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2015 and the $0.5 million set aside for stockholder’s death, qualifying disability or determination of incompetence, we have $1.1 million available for redemptions during 2016, subject to the limitations described above.
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

3.3
Articles Supplementary for the Class T Shares of common stock, incorporated by reference to Exhibit 3.3 to Post-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, dated February 16, 2016

3.4
Articles Supplementary for the Class A Shares of common stock, incorporated by reference to Exhibit 3.4 to Post-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, date February 16, 2016

3.5
Articles of Amendment, incorporated by reference to Exhibit 3.5 to Post-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, dated February 16, 2016

4.1
Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus filed in Pre-Effective Amendment No. 1 to Post-Effective Amendment no. 6 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, dated April 26, 2016

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed September 19, 2014

4.3	Third Amended and Restated Dividend Reinvestment Plan adopted February 16, 2016, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed February 22, 2016

4.4
Escrow Agreement dated January 22, 2016, incorporated by reference to Exhibit 4.5 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated February 11, 2016

4.5
Multiple Class Plan, incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated February 16, 2016

10.1
Third Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated February 17, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 22, 2016

10.2
Amended and Restated Dealer Manager Agreement, by and between the Company and KBS Capital Markets Group LLC, dated February 17, 2016, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed February 22, 2016

10.3
Fourth Amended and Restated Advisory Agreement by and between the Company and KBS Capital Advisors LLC, dated March 21, 2016, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-192331) filed February 11, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program adopted February 16, 2016, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed February 22, 2016

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	May 11, 2016	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 11, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)