Form 10-Q
period 2016-06-30
KBS Strategic Opportunity REIT II, Inc.
filed 2016-08-12
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐  No  ☒
As of August 8, 2016, there were 12,523,590 and 2,022,805 outstanding shares of Class A and Class T common stock of KBS Strategic Opportunity REIT II, Inc., respectively.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate, net	$170,581	$109,973
Real estate loan receivable, net	3,406	3,372
Total real estate and real estate-related investments, net	173,987	113,345
Cash and cash equivalents	33,649	24,768
Restricted cash	305	598
Investment in unconsolidated entity	2,471	—
Rents and other receivables	1,786	311
Above-market leases, net	25	37
Prepaid expenses and other assets	1,651	670
Total assets	$213,874	$139,729
Liabilities and equity
Notes payable, net	$102,737	$60,836
Accounts payable and accrued liabilities	4,840	3,885
Due to affiliates	333	2,356
Below-market leases, net	1,345	—
Distributions payable	194	—
Other liabilities	2,336	818
Total liabilities	111,785	67,895
Commitments and contingencies (Note 12)
Redeemable common stock	1,359	1,092
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 12,178,434 and 9,619,143 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	122	96
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 953,935 and none issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	9	—
Additional paid-in capital	113,873	79,622
Cumulative distributions and net losses	(17,804)	(13,266)
Accumulated other comprehensive income	13	—
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	96,213	66,452
Noncontrolling interests	4,517	4,290
Total equity	100,730	70,742
Total liabilities and equity	$213,874	$139,729
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Hotel revenues	$8,318	$5,192	$11,965	$6,896
Office revenues	1,058	—	1,397	—
Interest income from real estate loan receivable	99	97	197	193
Total revenues	9,475	5,289	13,559	7,089
Expenses:
Hotel expenses	4,943	3,179	8,309	5,416
Office expenses	260	—	339	—
Asset management fees to affiliate	299	85	549	168
Real estate acquisition fees to affiliate	1,341	—	1,341	—
Real estate acquisition fees and expenses	128	—	128	—
General and administrative expenses	708	591	1,406	944
Depreciation and amortization	1,705	183	2,986	365
Interest expense	783	280	1,448	579
Total expenses	10,167	4,318	16,506	7,472
Other income:
Other interest income	42	11	56	14
Total other income	42	11	56	14
Net (loss) income	(650)	982	(2,891)	(369)
Net income attributable to noncontrolling interests	(160)	(147)	(12)	(42)
Net (loss) income attributable to common stockholders	$(810)	$835	$(2,903)	$(411)

Class A Common Stock:
Net (loss) income attributable to common stockholders	$(786)	$834	$(2,867)	$(411)
Net (loss) income per common share, basic and diluted	$(0.07)	$0.14	$(0.25)	$(0.07)
Weighted-average number of common shares outstanding, basic and diluted	11,913,353	5,902,174	11,356,123	5,508,986

Class T Common Stock:
Net (loss) income attributable to common stockholders	$(24)	$1	$(36)	$—
Net (loss) income per common share, basic and diluted	$(0.09)	$0.14	$(0.27)	$(0.07)
Weighted-average number of common shares outstanding, basic and diluted	263,373	5,183	135,423	5,183
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(650)	$982	$(2,891)	$(369)
Other comprehensive income:
Foreign currency translation gain	13	—	13	—
Total other comprehensive income	13	—	13	—
Total comprehensive (loss) income	(637)	982	(2,878)	(369)
Total comprehensive income attributable to noncontrolling interests	(160)	(147)	(12)	(42)
Total comprehensive (loss) income attributable to common stockholders	$(797)	$835	$(2,890)	$(411)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2015 and the Six Months Ended June 30, 2016 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2014	3,893,812	$39	—	$—	$31,489	$(2,527)	$—	$29,001	$1,657	$30,658
Issuance of common stock	4,959,727	49	—	—	48,924	—	—	48,973	—	48,973
Transfers to redeemable common stock	—	—	—	—	(1,092)	—	—	(1,092)	—	(1,092)
Stock dividends issued	765,604	8	—	—	7,648	(7,656)	—	—	—	—
Distributions declared	—	—	—	—	—	(1,027)	—	(1,027)	—	(1,027)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	—	—	(4,055)	—	—	(4,055)	—	(4,055)
Other offering costs	—	—	—	—	(3,292)	—	—	(3,292)	—	(3,292)
Net (loss) income	—	—	—	—	—	(2,056)	—	(2,056)	107	(1,949)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	2,532	2,532
Distribution to noncontrolling interest			—	—	—	$—	—	—	(6)	(6)
Balance, December 31, 2015	9,619,143	$96	—	$—	$79,622	$(13,266)	—	$66,452	$4,290	$70,742
Net (loss) income	—	—	—	—	—	(2,903)	—	(2,903)	12	(2,891)
Other comprehensive income	—	—	—	—	—	—	13	13	—	13
Issuance of common stock	2,464,823	25	953,310	9	33,616	—	—	33,650	—	33,650
Stock distributions declared	96,585	1	625	—	971	(972)	—	—	—	—
Redemptions of common stock	(2,117)	—	—	—	(19)	—	—	(19)	—	(19)
Transfers to redeemable common stock	—	—	—	—	(267)	—	—	(267)	—	(267)
Distributions declared	—	—	—	—	—	(663)	—	(663)	—	(663)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	—	—	(2,516)	—	—	(2,516)	—	(2,516)
Reduction of other offering costs	—	—	—	—	2,466	—	—	2,466	—	2,466
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	215	215
Balance, June 30, 2016	12,178,434	$122	953,935	$9	$113,873	$(17,804)	$13	$96,213	$4,517	$100,730

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(2,891)	$(369)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,986	365
Noncash interest income on real estate-related investment	(34)	(30)
Deferred rents	(86)	—
Amortization of above-market leases	(88)	—
Amortization of deferred financing costs	243	110
Unrealized loss on derivative instrument	42	54
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	419	267
Rents and other receivables	(1,389)	(325)
Prepaid expenses and other assets	(744)	58
Accounts payable and accrued liabilities	1,030	1,408
Due to affiliates	(4)	(664)
Other liabilities	1,518	759
Net cash provided by operating activities	1,002	1,633
Cash Flows from Investing Activities:
Acquisition of real estate	(51,341)	—
Improvements to real estate	(10,791)	(366)
Investment in unconsolidated entity	(2,352)	—
Restricted cash for capital expenditures	(126)	(39)
Net cash used in investing activities	(64,610)	(405)
Cash Flows from Financing Activities:
Proceeds from notes payable	42,140	—
Payments of deferred financing costs	(492)	(14)
Proceeds from issuance of common stock	33,364	16,594
Payments to redeem common stock	(19)	—
Distributions paid	(183)	—
Payments of commissions on stock sales and related dealer manager fees	(2,516)	(1,201)
Payments of other offering costs	(20)	(11)
Noncontrolling interests contributions	215	—
Distribution to noncontrolling interest	—	(6)
Net cash provided by financing activities	72,489	15,362
Net increase in cash and cash equivalents	8,881	16,590
Cash and cash equivalents, beginning of period	24,768	13,257
Cash and cash equivalents, end of period	$33,649	$29,847
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $72 and $0 for the six months ended June 30, 2016 and 2015, respectively	$1,016	$351
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$286	$—
Increase in accrued improvements to real estate	$—	$19
Increase in acquisition fees due to affiliate	$203	$—
Increase in other offering costs due to affiliates	$—	$1,277
Stock dividends issued	$972	$1,008
Increase in distributions payable	$194	$—
Foreign currency translation gain on investment in unconsolidated entity	$13	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Subject to certain restrictions and limitations, the business of the Company has been externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, since July 2013 pursuant to an advisory agreement (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate loans, opportunistic real estate and other real estate-related investments. The Advisor has entered into a sub-advisory agreement with STAM, a real estate operating company to provide real estate acquisition and portfolio management services to the Advisor in connection with any investments the Company may make in value-added real estate, distressed debt, and real estate-related investments in Europe. On July 3, 2013, the Company issued 21,739 shares of its common stock to the Advisor at a purchase price of $9.20 per share.
The Company expects to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of June 30, 2016, the Company owned two hotel properties, two office properties, one first mortgage loan and an investment in an unconsolidated entity.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

On January 7, 2015, the Company broke escrow in the Public Offering and through June 30, 2016, the Company had sold 7,424,550 and 953,310 shares of Class A and Class T common stock in the Public Offering, respectively, for aggregate gross offering proceeds of $82.6 million, including 92,355 and 126 shares of Class A and Class T common stock under its dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $0.9 million. Also as of June 30, 2016, the Company had redeemed 2,117 shares of Class A common stock for $19,000.
On each of April 2, 2014 and July 31, 2014, the Company issued 120,106 shares of Class A common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of the Company’s directors and the Company’s Chief Executive Officer, and Peter McMillan III, also one of the Company’s directors and the Company’s President, for $1.0 million. The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Segments
The Company has invested in opportunistic real estate investments and originated a loan secured by a non-stabilized real estate asset. In general, the Company intends to hold its investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from opportunistic real estate and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2016 and 2015. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company’s board of directors has declared and issued the following stock dividends on shares of the Company’s common stock through the filing date of this report:

Declaration Date	Record Date	Issue Date	Amount Declared per Share Outstanding	Total Shares Issued
March 24, 2015	March 25, 2015	March 27, 2015	0.01 shares	44,538
April 7, 2015	June 24, 2015	June 29, 2015	0.01 shares	56,219
August 6, 2015	September 22, 2015	September 29, 2015	0.01 shares	65,710
November 10, 2015	December 16, 2015	December 22, 2015	0.01 shares	85,591
December 10, 2015	December 16, 2015	December 21, 2015	0.06 shares	513,546
March 21, 2016	March 31, 2016	April 1, 2016	0.005 shares	57,172
March 21, 2016	April 30, 2016	May 3, 2016	0.001667 shares	19,781
March 21, 2016	May 31, 2016	June 1, 2016	0.001667 shares	20,257
May 10, 2016	June 30, 2016	July 1, 2016	0.001667 shares	21,900
May 10, 2016	July 31, 2016	August 2, 2016	0.001667 shares	23,719
For the purpose of calculating the dollar amount of the Class A and Class T stock dividends issued, the Company used the current Class A and Class T primary offering price in the Public Offering.
Cash distributions declared per share of Class A common stock were $0.048 and $0.056 for the three and six months ended June 30, 2016, respectively. Cash distributions declared per share of Class T common stock were $0.024 for the three and six months ended June 30, 2016. Cash distributions for Class T Shares are reduced by the applicable daily stockholder servicing fees. Distributions declared per share of common stock assumes each share was issued and outstanding each day during the three and six months ended June 30, 2016, respectively. Each day during the period from March 1, 2016 through March 31, 2016 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00026202 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Each day during the period from April 1, 2016 through June 30, 2016 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. The Company did not declare cash distributions during the three and six months ended June 30, 2015.
Square Footage, Occupancy and Other Measures
 Any references to square footage, occupancy or annualized base rent are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.   ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available for sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.

3.	RECENT ACQUISITION OF REAL ESTATE
During the six months ended June 30, 2016, the Company acquired the following property (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price
Lincoln Court	Campbell	CA	05/20/2016	$14,706	$33,356	$4,724	$—	$(1,445)	$51,341
The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Lincoln Court	3.7	—	2.1
The Company recorded the real estate acquisition as a business combination and expensed $1.5 million of acquisition costs. For the six months ended June 30, 2016, the Company recognized $0.7 million of total revenues and $0.3 million of operating expenses from this property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

4.	REAL ESTATE
As of June 30, 2016, the Company’s real estate portfolio was composed of two hotel properties and two office properties. The following table summarizes the Company’s real estate as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Land	$45,226	$30,493
Buildings and improvements	122,827	79,081
Tenant origination and absorption costs	5,472	748
Other intangibles	244	244
Total real estate, cost	173,769	110,566
Accumulated depreciation and amortization	(3,188)	(593)
Total real estate, net	$170,581	$109,973
The following table provides summary information regarding the Company’s real estate as of June 30, 2016 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangibles	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$28,338	$—	$—	$55,776	$(1,039)	$54,737	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	50,381	—	244	51,857	(1,290)	50,567	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	10,716	748	—	13,314	(372)	12,942	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	33,392	4,724	—	52,822	(487)	52,335	100.0%
					$45,226	$122,827	$5,472	$244	$173,769	$(3,188)	$170,581

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Hotel Properties
The following table provides detail information regarding Q&C Hotel and Springmaid Beach Resort’s hotel revenue and expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Hotel revenues:
Room	$6,124	$3,688	$8,681	$4,588
Food, beverage and convention services	1,059	667	1,553	1,006
Campground	269	254	532	504
Other	866	583	1,199	798
Hotel revenues	$8,318	$5,192	$11,965	$6,896

Hotel expenses:
Room	$1,453	$819	$2,287	$1,243
Food, beverage and convention services	820	489	1,346	806
General and administrative	639	384	1,106	690
Sales and marketing	392	262	783	472
Repairs and maintenance	456	351	860	692
Utilities	258	195	443	446
Property taxes and insurance	403	216	702	431
Other	522	463	782	636
Hotel expenses	$4,943	$3,179	$8,309	$5,416
Office Properties
As of June 30, 2016, the Company owned two office properties encompassing in the aggregate 183,347 rentable square feet which were 90% occupied. The following table provides detail information regarding the Company’s office revenues and expenses for the three and six months ended June 30, 2016 (in thousands):

	For the Three Months ended June 30, 2016	For the Six Months ended June 30, 2016
Office revenues:
Rental income	$1,018	$1,348
Tenant reimbursements and other income	40	49
Office revenues	$1,058	$1,397

Office expenses:
Operating, maintenance, and management	$164	$224
Real estate taxes and insurance	96	115
Office expenses	$260	$339

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2016, the leases had remaining terms, excluding options to extend, of up to 8.8 years with a weighted-average remaining term of 2.5 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.7 million and $0.1 million as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2016 through December 31, 2016	$2,929
2017	5,333
2018	4,143
2019	2,780
2020	1,391
Thereafter	2,001
$18,577

5.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2016, the Company had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2016	Book Value as of June 30, 2016 (1)	Book Value as of December 31, 2015 (1)	Contractual Interest Rate (2)	Annualized Effective Interest Rate (2)	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$3,500	$3,406	$3,372	9.25%	11.68%	10/01/2017
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of June 30, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2016 (in thousands):

Real estate loan receivable - December 31, 2015	$3,372
Amortization of closing costs and origination fees on real estate loan receivable	34
Real estate loan receivable - June 30, 2016	$3,406
For the three and six months ended June 30, 2016 and 2015, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest income	$82	$82	$163	$163
Amortization of closing costs and origination fees, net	17	15	34	30
Interest income from real estate loan receivable	$99	$97	$197	$193

6.	NOTES PAYABLE
As of June 30, 2016 and December 31, 2015, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of June 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$34,640	$26,000	One-month LIBOR + 3.00%	3.46%	Interest Only	12/30/2017
Q&C Hotel Mortgage Loan	28,330	28,330	One-month LIBOR + 3.25%	3.71%	Interest Only (2)	12/17/2018
2200 Paseo Verde Mortgage Loan	7,430	7,430	One-month LIBOR + 2.25%	2.71%	Interest Only	01/01/2017
Lincoln Court Mortgage Loan (3)	33,500	—	One-month LIBOR + 1.75%	2.21%	Interest Only	06/01/2020
Total notes payable principal outstanding	103,900	61,760
Deferred financing costs, net	(1,163)	(924)
Total notes payable, net	$102,737	$60,836
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2016. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2016 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2016, where applicable.
(2) Beginning February 1, 2018, monthly payments also include principal amortization payments of $55,000 per month, unless certain conditions described in the loan documents are satisfied.
(3) See “—Recent Financing Transaction — Lincoln Mortgage Loan.”
As of June 30, 2016 and December 31, 2015, the Company’s deferred financing costs were $1.2 million and $0.9 million, respectively, net of amortization, and are included in notes payable, net on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

During the three and six months ended June 30, 2016, the Company incurred $0.8 million and $1.4 million of interest expense, respectively. During the three and six months ended June 30, 2015, the Company incurred $0.3 million and $0.6 million of interest expense, respectively. As of June 30, 2016 and December 31, 2015, $0.3 million and $0.1 million was payable, respectively. Included in interest expense for the three and six months ended June 30, 2016 was $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three and six months ended June 30, 2016 was $9,000 and $42,000 of interest expense incurred as a result of the Company’s interest rate cap agreements, respectively. Additionally, during the three and six months ended June 30, 2016, the Company capitalized $41,000 and $72,000 of interest related to its redevelopment project at Springmaid Beach Resort, respectively. Included in interest expense for the three and six months ended June 30, 2015 was $0.1 million and $0.1 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three and six months ended June 30, 2015 was $16,000 and $54,000 of interest expense incurred as a result of the Company’s interest rate cap agreements, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of June 30, 2016 (in thousands):

July 1, 2016 through December 31, 2016	$—
2017	42,070
2018	28,330
2019	—
2020	33,500
$103,900
The Company’s notes payable contain financial and non-financial debt covenants. As of June 30, 2016, the Company was in compliance with all debt covenants.
The Company’s note payable with respect to the Springmaid Beach Resort Mortgage Loan requires the Company to maintain a minimum working capital reserve in an amount sufficient to fund the working capital requirements of the Springmaid Beach Resort through the off-peak season, which amount shall be reduced by any amounts for working capital reserved by the third-party hotel operator. In addition, until certain renovations are complete, the loan documents impose a “cash trap” which restricts the use of accumulated cash from the Springmaid Beach Resort to the payment of working capital shortfalls, renovation expenditures and distributions required to satisfy the Company’s REIT requirements. The working capital reserve was included in restricted cash on the accompanying consolidated balance sheets.
Recent Financing Transaction
Lincoln Court Mortgage Loan
On May 20, 2016, in connection with the Company’s acquisition of Lincoln Court, the Company, through an indirect wholly owned subsidiary (the “Lincoln Court Owner”), entered into a four-year mortgage loan with an unaffiliated lender (the “Lender”) for borrowings of up to $36.2 million secured by Lincoln Court (the “Lincoln Court Mortgage Loan”). At closing, $33.5 million of the loan was funded and the remaining $2.7 million was available for future disbursements to be used for tenant improvement and leasing commission costs, subject to certain terms and conditions contained in the loan documents.
The Lincoln Court Mortgage Loan matures on June 1, 2020, with a one-year extension option, subject to certain terms and conditions contained in the loan documents, including the payment of an extension fee, equal to 0.125% of the amount committed under the loan. The Lincoln Court Mortgage Loan bears interest at a floating rate of 175 basis points over one-month LIBOR. The Lincoln Court Owner has the right to repay the loan in whole at any time, or in part from time to time. Prepayments made before June 1, 2017 are subject to an exit fee equal to 0.5% of any principal amount prepaid.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

KBS SOR US Properties II LLC (“SOR US Properties II”), the Company’s indirect wholly owned subsidiary, is providing a guaranty of an amount not greater than 25% of the outstanding balance of the Lincoln Court Mortgage Loan with respect to certain potential fees, costs, expenses, losses or damages incurred or suffered by the lender as a result of certain intentional actions committed by the Lincoln Court Owner in violation of the loan documents. SOR US Properties II is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Lincoln Court Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Lincoln Court Owner, certain direct or indirect transfers or financings of Lincoln Court in violation of the loan documents and the violation of certain other terms of the loan documents by the Lincoln Court Owner.

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
As of June 30, 2016 and December 31, 2015, the Company had two interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of June 30, 2016 and December 31, 2015. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	June 30, 2016	December 31, 2015	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$—	$5	Prepaid expenses and other assets
Interest Rate Cap	12/16/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	3	40	Prepaid expenses and other assets
Total derivative instruments not designated as hedging instruments					$3	$45
During the three and six months ended June 30, 2016, the Company recorded an unrealized loss of $9,000 and $42,000 on its derivative instruments, respectively, which was included in interest expense on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2015, the Company recorded an unrealized loss of $16,000 and $54,000 on its derivative instrument, respectively, which was included in interest expense on the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

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
June 30, 2016
(unaudited)

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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of June 30, 2016 and December 31, 2015, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500	$3,406	$3,351	$3,500	$3,372	$3,311
Financial liability:
Notes payable	$103,900	$102,737	$103,623	$61,760	$60,836	$61,880
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
As of June 30, 2016, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate caps	$3	$—	$3	$—

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and dealer manager agreements with the Dealer Manager with respect to the Private Offering and the Public Offering. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain offering-related services and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”). The Dealer Manager also serves as the dealer manager for the private placement and public offerings of KBS Growth & Income REIT and for the dividend reinvestment plan offerings for KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Under the Amended Dealer Manager Agreement, the Dealer Manager receives an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in the primary portion of the Public Offering. Such fee is payable solely to the extent there is a third party broker dealer of record with respect to such Class T share that has entered into a currently effective selected dealer agreement or servicing agreement that provides for the payment to such broker dealer of the stockholder servicing fee with respect to such Class T share, and such broker dealer of record is in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee will accrue daily and be paid monthly in arrears, and the Dealer Manager will reallow 100% of the stockholder servicing fee to such broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share.  In addition, no stockholder servicing fee will be paid with respect to Class T shares purchased through the dividend reinvestment plan or issued pursuant to a stock dividend.
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
During the three and six months ended June 30, 2016 and 2015, no other business transactions occurred between the Company and these other KBS-sponsored programs.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2016 and 2015, respectively, and any related amounts payable as of June 30, 2016 and December 31, 2015 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Expensed
Asset management fees	$299	$85	$549	$168	$—	$—
Reimbursable operating expenses (1)	130	78	262	101	29	26
Real estate acquisition fee (2)	1,341	—	1,341	—	95	108
Stockholder servicing fees (3)	6	—	6	—	6	—
Capitalized
Acquisition fees (2)	124	—	203	—	203	—
Additional Paid-in Capital			—
Sales commissions	630	488	1,734	718	—	—
Dealer manager fees	306	312	782	483	—	—
Reimbursable other offering costs	4	835	20	1,288	—	2,222
	$2,840	$1,798	$4,897	$2,758	$333	$2,356
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits, and overhead of internal audit department personnel providing services to the Company. These amounts totaled $126,000 and $258,000 for the three and six months ended June 30, 2016, and $51,000 and $74,000 for the three and six months ended June 30, 2015, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the six months ended June 30, 2016 and 2015.  The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Acquisition fees are expensed at the time of acquisition on real estate investments. Acquisition fees on investment in unconsolidated entities are capitalized into the cost basis of the investment. Acquisition fees on significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition are capitalized.
(3) During the three and six months ended June 30, 2016 the Company incurred $6,000 of stockholder serving fees, respectively, which was included in general and administrative expenses on the accompanying consolidated statements of operations.  The Company did not incur any stockholder servicing fees for the three and six months ended June 30, 2015.
During the three and six months ended June 30, 2016, the Advisor reimbursed the Company $87,000 for legal and professional fees and property insurance rebate.
Offering Costs
Organization and offering costs (other than selling commissions, dealer manager fees and the stockholder servicing fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company or may be paid directly by the Company. These offering costs include all expenses incurred by the Company in connection with the Private Offering and the Public Offering. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company. The Company reimbursed the Dealer Manager for underwriting compensation in connection with the Private Offering. The Company also paid directly or reimbursed the Dealer Manager for due diligence expenses of broker dealers in connection with the Private Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur. As of June 30, 2016, the Company had recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, all of which was initially paid by the Advisor or its affiliates on behalf of the Company and subsequently reimbursed by the Company. In addition, the Company paid $1.9 million in selling commissions and dealer manager fees related to the Private Offering.
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
Through June 30, 2016, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $7.1 million. As of June 30, 2016, the Company had paid $6.6 million in selling commissions and dealer manager fees. As of December 31, 2015, the Company had paid or accrued $3.3 million of other organization and offering expenses. After December 31, 2015, the Company reversed $2.2 million of accrued organization and offering expenses due to affiliates as a result of an amendment to the advisory agreement, which limits organization and other offering costs to 1.0% of gross proceeds from the primary portion of the Public Offering, as described above. As of June 30, 2016, the Company had recorded $0.8 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of June 30, 2016 based on the 1.0% limitation described above.

10.	UNAUDITED PRO FORMA FINANCIAL INFORMATION
The Company acquired one office property during the six months ended June 30, 2016, which was accounted for as a business combination. The following unaudited pro forma information for the three and six months ended June 30, 2016 and 2015 has been prepared to give effect to the acquisition of Lincoln Court as if this acquisition occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$10,232	$6,534	$15,693	$9,580
Depreciation and amortization	$2,000	$670	$3,807	$1,339
Net income (loss)	$920	$1,003	$(1,162)	$(327)
The unaudited pro forma information for the three and six months ended June 30, 2016 was adjusted to exclude $1.5 million of acquisition costs related to Lincoln Court incurred by the Company in 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

11. INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by the borrower to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the three and six months ended June 30, 2016, the Company did not recognize any significant income or losses with respect to this investment.

12.	COMMITMENTS AND CONTINGENCIES
Management Agreement
Springmaid Beach Resort
The consolidated joint venture entity through which the Company leases the operations for Springmaid Beach Resort has entered into a management agreement with Doubletree Management LLC, an independent third-party hotel operator (the “Operator”) pursuant to which the Operator will manage and operate the Springmaid Beach Resort.
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
During the three and six months ended June 30, 2016, the Company incurred $147,000 and $190,000 of fees related to the management agreement, respectively, which are included in hotel expenses on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2015, the Company incurred $129,000 and $170,000 of fees related to the management agreement, respectively, which are included in hotel expenses on the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three and six months ended June 30, 2016, the Company incurred $95,000 and $170,000, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the the three and six months ended June 30, 2016, the Company incurred $42,000 of fees related to the Marriott franchise agreement.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2016. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

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
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of August 8, 2016, the Company had sold 7,728,645 and 2,017,622 shares of Class A and Class T common stock in the Public Offering, respectively, for aggregate gross offering proceeds of $95.8 million. Included in these amounts were 116,647 and 1,370 shares of Class A and Class T common stock sold under our dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $1.1 million.
Cash Distributions Paid
On July 1, 2016, the Company paid distributions of $0.2 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from June 1, 2016 through June 30, 2016. On August 2, 2016, the Company paid distributions of $0.2 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from July 1, 2016 through July 31, 2016. Distributions for these periods were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On May 10, 2016, the Company’s board of directors authorized stock dividends for the month of June, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on June 30, 2016. The Company issued the June stock dividend, consisting of 21,900 shares, on July 1, 2016.
Also on May 10, 2016, the Company’s board of directors authorized stock dividends for the month of July, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on July 31, 2016. The Company issued the July stock dividend, consisting of 23,719 shares, on August 2, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Distributions Declared
On July 6, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from August 1, 2016 through August 31, 2016, which the Company expects to pay in September 2016. On August 11, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from September 1, 2016 through September 30, 2016 and October 1, 2016 through October 31, 2016, which the Company expects to pay in October and November 2016, respectively. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on July 6, 2016, the Company’s board of directors authorized monthly stock dividends for the month of August, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on August 31, 2016. The Company expects to issue these stock dividends on or about September 1, 2016. Also on August 11, 2016, the Company’s board of directors authorized monthly stock dividends for the months of September and October, each in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on September 30, 2016 and October 31, 2016, respectively. The Company expects to issue these stock dividends on or about October 3, 2016 and November 1, 2016, respectively.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of June 30, 2016, our total assets were $213.9 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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

•
We have made foreign investments and will be susceptible to risks associated with such investments, including changes in currency exchange rates, adverse political or economic developments, lack of uniform accounting standards and changes in foreign laws.

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
We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of June 30, 2016, we owned two hotel properties, two office properties, an investment in an unconsolidated entity and had originated a first mortgage loan.
As of June 30, 2016, we had sold 7,424,550 and 953,310 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $82.6 million in our initial public offering, including 92,355 and 126 shares of Class A and Class T of common stock under our dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $0.9 million. Also as of June 30, 2016, we had redeemed 2,117 shares of Class A common stock for $19,000.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2016, we had sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on April 2, 2014 and July 31, 2014, we issued 120,106 shares and 132,116 shares of Class A common stock for $1.0 million and $1.1 million, respectively, in separate private transactions exempt from the registration requirements of the Securities Act.
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
Current conditions in the global capital markets remain volatile. Prior to the June 23, 2016 vote in the United Kingdom in favor of leaving the European Union, economic data and financial market developments suggested that the global economy was improving, although at a slow incremental rate. Growth in most advanced economies remained lackluster, with low potential growth and a gradual closing of output gaps. Prospects remained uneven across emerging markets and developing economies, with some improvement for a few large emerging markets, in particular Brazil and Russia, pointing to a modest upward revision to 2017 global growth relative to the International Monetary Fund’s April 2016 forecast.
The outcome of the U.K. vote, which surprised global financial markets, implies downside risk for the world economy. As a result, the International Monetary Fund recently downgraded the global outlook for 2016 and 2017, despite the better-than-expected performance in early 2016. This downgrade in outlook reflects the expected macroeconomic consequences of a sizable increase in uncertainty, including on the political front. This uncertainty is projected to take a toll on both business and consumer confidence and investment. The initial financial market reaction was severe but generally orderly. As of mid-July 2016, the Great Britain Pound was weakened by about 10 percent since the June 23, 2016 vote; despite some rebound, equity prices are lower in some sectors, especially for European banks; and yields on higher quality assets have declined. Historically low interest rates have been reached in many developed nations.
In the United States, economic growth has been relatively steady and modest. In the United States, first-quarter growth was 0.8%, which was weaker than expected, triggering a downward revision of 0.2% to the 2016 growth forecast. The high-frequency indicators point to a pick up in growth in the U.S. economy in the second quarter and for the remainder of the year, consistent with fading headwinds from a strong U.S. dollar and lower energy sector investment. The impact of Brexit is projected to be muted for the United States, as lower long-term interest rates and a more gradual path of monetary policy normalization in the United States are expected to broadly offset larger corporate spreads, a stronger U.S. dollar, and some decline in confidence in the U.S. economy.
The low interest rate policy of the Federal Reserve Board remains in place. While the U.S. Federal Reserve appeared ready to raise interest rates in in the second half of 2016, increased global geopolitical and economic risks seem to have muted those expectations until late 2016 or early 2017.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Europe and Japan continue to engage in unconventional monetary policy. Asset purchases and stimulus programs in both regions have driven interest rates and investment yields to new lows. Both regions now have historically low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on those economies and the broader global financial system remains unknown.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Slowing economic growth, poor corporate earnings and increased global geopolitical risks have caused the markets to discount the likelihood of substantial ongoing tightening of monetary policy. This, in turn, has kept the U.S. yield curve near all-time lows.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital. In 2015, commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. However, in the first half of 2016, this trend appears to be slowing. Despite international equity capital continuing to flow into the U.S. markets, lenders have cooled to the market. For balance sheet lenders, such as banks and insurance companies, underwriting standards have been tightened. This has resulted in lower loan-to-value and coverage ratios. The lack of CMBS lending has added pressure to the situation as CMBS lenders are trying to adjust to the new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2016, we had sold 8,377,860 shares of common stock for gross offering proceeds of $82.6 million in our initial public offering. Additionally, we sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
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
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties as of June 30, 2016:

Property	Number of Rooms	Percentage Occupied for the Six Months Ended June 30, 2016	Average Revenue per Available Room	Average Daily Rate
Springmaid Beach Resort (1)	452	77.3%	$80.32	$103.87
Q&C Hotel	196	61.0%	$102.30	$167.83
_____________________
(1) In November 2015, Springmaid Beach Resort took 238 rooms of the 452 rooms available offline to complete the renovation of a building. The 238 rooms were excluded from the percentage occupied and average revenue per available room for the period they were offline. In January 2016, the 238 rooms were put back into service and the remaining 214 rooms were taken offline to complete renovations. In May 2016, these 214 rooms were put back into service. Rooms not in service were excluded from the percentage occupied and average revenue per available room for the period they were offline.
Our office properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2016, we owned two office properties that were 90% occupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of June 30, 2016, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of June 30, 2016, we had mortgage debt obligations in the aggregate principal amount of $103.9 million, with a weighted-average remaining term of 2.5 years. As of June 30, 2016, $7.7 million was available under our mortgage loans for future disbursements to be used for renovation costs and tenant improvement costs, subject to certain terms and conditions contained in the loan documents.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses, provided that no reimbursements made by us to our advisor or dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our public offering as of the date of reimbursement. As of June 30, 2016, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $7.1 million. There was no limit on the organization and offering expenses we could incur in connection with our private offering. In addition, at the termination of the primary portion of our initial public offering, our advisor and our affiliates will reimburse us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of our initial public offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering as of the termination of the primary portion of our initial public offering. As of June 30, 2016, our advisor had incurred offering expenses on our behalf related to our private offering of $1.0 million, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. Our currently effective advisory agreement expires August 12, 2017 but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
In addition, an affiliate of our advisor, KBS Management Group, was recently formed to provide property management services with respect to certain properties owned by KBS-advised companies.  In the future, we may engage KBS Management Group with respect to one or more of our properties to provide property management services.  With respect to any such properties, we would expect to pay KBS Management Group a monthly fee equal to a percentage of the rent (to be determined on a property by property basis, consistent with current market rates).
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2016 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of June 30, 2016, we owned two hotel properties, two office properties, one first mortgage loan and an investment in an unconsolidated entity. During the six months ended June 30, 2016, net cash provided by operating activities was $1.0 million, compared to net cash provided by operating activities of $1.6 million during the six months ended June 30, 2015. We expect that our cash flows from operating activities will generally increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $64.6 million for the six months ended June 30, 2016 and primarily consisted of the following:

•	$51.3 million for the acquisition of one office property;

•	$10.8 million of improvements to real estate; and

•	$2.4 million for an investment in an unconsolidated entity.
Cash Flows from Financing Activities
Net cash provided by financing activities was $72.5 million for the six months ended June 30, 2016 and primarily consisted of the following:

•	$41.6 million of net cash provided by debt financing as a result of proceeds from notes payable of $42.1 million, partially offset by payments of deferred financing costs of $0.5 million;

•
$30.8 million of net cash provided by offering proceeds related to our ongoing initial public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $2.5 million;

•	$0.2 million of noncontrolling interest contributions; and

•	$0.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.3 million.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2016, our borrowings and other liabilities were approximately 53% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$103,900	$—	$70,400	$33,500	$—
Interest payments on outstanding debt obligations (2)	7,385	1,596	4,738	1,051	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect at June 30, 2016. We incurred interest expense of $1.2 million, excluding amortization of deferred financing costs of $0.2 million and unrealized loss on interest rate cap of $42,000 and including interest capitalized of $72,000 for the six months ended June 30, 2016.
Results of Operations
Overview
As of June 30, 2015, we had originated one first mortgage loan and acquired one hotel property. As of June 30, 2016, we owned two hotel properties, two office properties, one first mortgage loan and an investment in an unconsolidated entity. We funded the acquisitions of these investments with proceeds from our terminated private offering, initial public offering and debt financing. Our results of operations for the three and six months ended June 30, 2016 are not indicative of those in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to make future acquisitions of real estate and real estate-related investments. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2015
The following table provides summary information about our results of operations for the three months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Hotel revenues	$8,318	$5,192	$3,126	60%	$2,376	$750
Office revenue	1,058	—	1,058	n/a	1,058	—
Interest income from real estate loan receivable	99	97	2	2%	—	2
Hotel expenses	4,943	3,179	1,764	55%	1,252	512
Office expenses	260	—	260	n/a	260	—
Asset management fees to affiliate	299	85	214	252%	179	35
Real estate acquisition fees to affiliate	1,341	—	1,341	n/a	1,341	—
Real estate acquisition fees and expenses	128	—	128	n/a	128	—
General and administrative expenses	708	591	117	20%	n/a	n/a
Depreciation and amortization	1,705	183	1,522	832%	1,291	231
Interest expense	783	280	503	180%	483	20
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 related to real estate acquired on or after April 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Hotel revenues increased from $5.2 million for the three months ended June 30, 2015 to $8.3 million for the three months ended June 30, 2016 as a result of the acquisition of Q&C Hotel in December 2015 and increases in occupancy and average daily rate with respect to the Springmaid Beach Resort. We expect hotel revenues to increase in future periods as a result of the ongoing improvements in connection with the re-branding strategy of our hotel properties. Office revenue for the three months ended June 30, 2016 was $1.1 million. We expect office revenue to increase in future periods as a result of holding the assets acquired in 2016 for an entire period and anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.1 million for the three months ended June 30, 2015 and 2016.
Hotel expenses increased from $3.2 million for the three months ended June 30, 2015 to $4.9 million for the three months ended June 30, 2016 as a result of the acquisition of Q&C Hotel. Office expenses for the three months ended June 30, 2016 were $0.3 million. We expect total expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Asset management fees to affiliate increased from $0.1 million for the three months ended June 30, 2015 to $0.3 million for the three months ended June 30, 2016 primarily due to the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of holding the assets acquired in 2016 for an entire period and anticipated future acquisitions of real estate properties. All asset management fees incurred as of June 30, 2016 have been paid.
Real estate acquisition fees and expenses to affiliate and non-affiliates were $1.5 million for the three months ended June 30, 2016. We acquired one real estate property for $51.3 million during the three months ended June 30, 2016. During the three months ended June 30, 2015, we did not acquire any real estate properties. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
General and administrative expenses increased from $0.6 million for the three months ended June 30, 2015 to $0.7 million for the three months ended June 30, 2016 primarily due to the growth of our real estate portfolio. We expect general and administrative costs to increase in future periods as we acquire additional investments but to decrease as a percentage of total revenue.
Depreciation and amortization expenses increased from $0.2 million for the three months ended June 30, 2015 to $1.7 million for the three months ended June 30, 2016 primarily due to the growth of our real estate portfolio. We expect depreciation and amortization expenses to increase in future periods as a result of holding the assets acquired in 2016 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $0.3 million for the three months ended June 30, 2015 to $0.8 million for the three months ended June 30, 2016 primarily due to increased borrowings in connection with our acquisition activity. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2016 versus the six months ended June 30, 2015
The following table provides summary information about our results of operations for the six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Hotel revenues	$11,965	$6,896	$5,069	74%	$4,254	$815
Office revenue	1,397	—	1,397	n/a	1,397	—
Interest income from real estate loan receivable	197	193	4	2%	—	4
Hotel expenses	8,309	5,416	2,893	53%	2,234	659
Office expenses	339	—	339	n/a	339	—
Asset management fees to affiliate	549	168	381	227%	317	64
Real estate acquisition fees to affiliate	1,341	—	1,341	n/a	1,341	—
Real estate acquisition fees and expenses	128	—	128	n/a	128	—
General and administrative expenses	1,406	944	462	49%	n/a	n/a
Depreciation and amortization	2,986	365	2,621	718%	2,043	578
Interest expense	1,448	579	869	150%	878	(9)
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 related to real estate acquired on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Hotel revenues increased from $6.9 million for the six months ended June 30, 2015 to $12.0 million for the six months ended June 30, 2016 as a result of the acquisition of Q&C Hotel in December 2015 and increases in occupancy and average daily rate with respect to the Springmaid Beach Resort. We expect hotel revenues to increase in future periods as a result of the ongoing improvements in connection with the re-branding strategy of our hotel properties. Office revenue for the six months ended June 30, 2016 was $1.4 million. We expect office revenue to increase in future periods as a result of holding the assets acquired in 2016 for an entire period and anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.2 million for the six months ended June 30, 2015 and 2016.
Hotel expenses increased from $5.4 million for the six months ended June 30, 2015 to $8.3 million for the six months ended June 30, 2016 as a result of the acquisition of Q&C Hotel. Office expenses for the six months ended June 30, 2016 were $0.3 million. We expect total expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Asset management fees to affiliate increased from $0.2 million for the six months ended June 30, 2015 to $0.5 million for the six months ended June 30, 2016 primarily due to the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of holding the assets acquired in 2016 for an entire period and anticipated future acquisitions of real estate properties. All asset management fees incurred as of June 30, 2016 have been paid.
Real estate acquisition fees and expenses to affiliate and non-affiliates were $1.5 million for the six months ended June 30, 2016. We acquired one real estate property for $51.3 million during the six months ended June 30, 2016. During the six months ended June 30, 2015, we did not acquire any real estate properties. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
General and administrative expenses increased from $0.9 million for the six months ended June 30, 2015 to $1.4 million for the six months ended June 30, 2016 primarily due to the growth of our real estate portfolio. We expect general and administrative costs to increase in future periods as we acquire additional investments but to decrease as a percentage of total revenue.
Depreciation and amortization expenses increased from $0.4 million for the six months ended June 30, 2015 to $3.0 million for the six months ended June 30, 2016 primarily due to the growth of our real estate portfolio. We expect depreciation and amortization expenses to increase in future periods as a result of holding the assets acquired in 2016 for an entire period and anticipated future acquisitions of real estate properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense increased from $0.6 million for the six months ended June 30, 2015 to $1.4 million for the six months ended June 30, 2016 primarily due to increased borrowings in connection with our acquisition activity. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Funds from Operations, Modified Funds from Operations and Adjusted Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses, which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above- and below-market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
In addition, our management uses an adjusted MFFO (“Adjusted MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. Adjusted MFFO provides adjustments to reduce MFFO related to operating expenses that are capitalized with respect to certain of our investments in undeveloped land.
We believe that MFFO and Adjusted MFFO are helpful as measures of ongoing operating performance because they exclude costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition costs from MFFO and Adjusted MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage.  MFFO and Adjusted MFFO also exclude non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO and Adjusted MFFO provide investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FFO, MFFO and Adjusted MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO, MFFO and Adjusted MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO, MFFO and Adjusted MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO, MFFO and Adjusted MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO, MFFO and Adjusted MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures.
Although MFFO includes other adjustments, the exclusion of straight-line rent amortization of above- and below-market leases and acquisition fees and expenses, are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we expect to receive in a future period or rent that was received in a prior period;

•
Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate; and

•
Acquisition fees and expenses. Acquisition fees and expenses related to the acquisition of real estate are expensed. Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis. Additionally, acquisition costs have been funded from the proceeds from our private and public offerings as well as from debt financings, and not from our operations. We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Adjusted MFFO includes adjustments to reduce MFFO related to real estate taxes, property insurance and financing costs which are capitalized with respect to certain renovation projects.  We have included adjustments for the costs incurred necessary to bring these investments to their intended use, as these costs are recurring operating costs that are capitalized in accordance with GAAP and not reflected in our net income (loss), FFO and MFFO.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2016 and 2015 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income attributable to common stockholders	$(810)	$835	$(2,903)	$(411)
Depreciation of real estate assets	1,119	144	2,235	287
Amortization of lease-related costs	586	39	751	78
Adjustments for noncontrolling interests (1)	(104)	(18)	(215)	(36)
FFO attributable to common stockholders	791	1,000	(132)	(82)
Straight-line rent and amortization of above- and below-market leases	(173)	—	(174)	—
Amortization of discounts and closing costs	(17)	(15)	(34)	(30)
Real estate acquisition fees to affiliate	1,341	—	1,341	—
Real estate acquisition fees and expenses	128	—	128	—
Adjustments for noncontrolling interests (1)	—	—	—	—
MFFO attributable to common stockholders	2,070	985	1,129	(112)
Other capitalized operating expenses (2)	(44)	—	(93)	—
Adjustments for noncontrolling interests - consolidated entity (1)	4	—	9	—
Adjusted MFFO attributable to common stockholders	$2,030	$985	$1,045	$(112)
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net (loss) income attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(2) Reflects real estate taxes, property insurance and financing costs that are capitalized with respect to certain renovation projects. During the time in which we are incurring costs necessary to bring these investments to their intended use, certain normal recurring operating costs are capitalized in accordance with GAAP and not reflected in our net (loss) income, FFO and MFFO.
FFO, MFFO and Adjusted MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, MFFO and Adjusted MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO, MFFO and Adjusted MFFO to improve in future periods to the extent that we continue to lease up vacant space and acquire additional assets. We expect FFO, MFFO and Adjusted MFFO to decrease as a result of dispositions.
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
During our private offering, there was no limit on the amount of organization and offering costs we could incur. As of June 30, 2016, we had recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, all of which were initially paid by our advisor or its affiliates on our behalf and subsequently reimbursed by us.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Through June 30, 2016, the Advisor and its affiliates had incurred organization and other offering costs on our behalf in connection with the Public Offering of approximately $7.1 million. As of June 30, 2016, we had paid $6.6 million in selling commissions and dealer manager fees. As of December 31, 2015, we had paid or accrued $3.3 million of other organization and offering expenses. Subsequent to December 31, 2015, we reversed $2.2 million of accrued organization and offering expenses due to affiliates as a result of an amendment to the advisory agreement, which limits other offering costs to 1.0% of gross proceeds from the primary portion of our initial public offering as noted above. As of June 30, 2016, we had recorded $0.8 million of other organization and offering expenses, which amount represents our maximum liability for organization and offering costs as of June 30, 2016 based on the 1.0% limitation described above.
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
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow used in operations were as follows for the first and second quarters of 2016 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share (1) (2)	Distributions Declared Per Class T Share (1) (2)	Distributions Paid (3)			Cash Flows (Used in)/Provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2016	$93	$0.008	$—	$—	$—	$—	$(939)
Second Quarter 2016	570	0.048	0.024	183	286	469	1,941
	$663	$0.056	$0.024	$183	$286	$469	$1,002
_____________________
(1) Distributions for the period from March 1, 2016 through June 30, 2016 were based on daily record dates and were calculated at a rate of $0.00026202 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented. Given the distribution rate declared for the period and the applicable daily stockholder servicing fee for Class T shares of common stock, the Company did not pay cash distributions on shares of Class T common stock for record dates from March 1, 2016 to March 31, 2016 and the amount shown for the second quarter of 2016 is net of the stockholder servicing fee.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2016, we paid aggregate distributions of $0.5 million, including $0.2 million distributions paid in cash and $0.3 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2016 was $2.9 million and cash flow provided by operations was $1.0 million.
From inception through June 30, 2016, we paid cumulative distributions of $1.5 million and our cumulative net loss during the same period was $7.5 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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
Our board of directors declared or issued the following stock dividends on shares of our common stock during the six months ended June 30, 2016:

Declaration Date	Record Date	Issue Date	Amount Declared per Share Outstanding	Total Shares Issued
March 21, 2016	March 31, 2016	April 1, 2016	0.005 shares	57,172
March 21, 2016	April 30, 2016	May 3, 2016	0.001667 shares	19,781
March 21, 2016	May 31, 2016	June 1, 2016	0.001667 shares	20,257
May 10, 2016	June 30, 2016	July 1, 2016	0.001667 shares	21,900
May 10, 2016	July 31, 2016	August 1, 2016	0.001667 shares	23,719
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
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of August 8, 2016, we had sold 7,728,645 and 2,017,622 shares of Class A and Class T common stock in our initial public offering, respectively, for aggregate gross offering proceeds of $95.8 million. Included in these amounts were 116,647 and 1,370 shares of Class A and Class T common stock sold under our dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $1.1 million.
Cash Distributions Paid
On July 1, 2016, we paid distributions of $0.2 million related to cash distributions on the outstanding shares of common stock based on daily record dates for the period from June 1, 2016 through June 30, 2016. On August 2, 2016, we paid distributions of $0.2 million related to cash distributions on the outstanding shares of common stock based on daily record dates for the period from July 1, 2016 through July 31, 2016. Distributions for these periods were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On May 10, 2016, our board of directors authorized stock dividends for the month of June, in the amount of 0.001667 shares of each class of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on June 30, 2016. We issued the June stock dividend, consisting of 21,900 shares, on July 1, 2016.
Also, on May 10, 2016, the our board of directors authorized stock dividends for the month of July, in the amount of 0.001667 shares of each class of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on July 31, 2016. We issued the July stock dividend, consisting of 23,719 shares, on August 2, 2016.
Distributions Declared
On July 6, 2016, our board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from August 1, 2016 through August 31, 2016, which we expect to pay in September 2016. On August 11, 2016, our board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from September 1, 2016 through September 30, 2016 and October 1, 2016 through October 31, 2016, which we expect to pay in October and November 2016, respectively. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on July 6, 2016, our board of directors authorized monthly stock dividends for the month of August, each in the amount of 0.001667 shares of each class of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on August 31, 2016. We expect to issue these stock dividends on or about September 1, 2016. Also on August 11, 2016, our board of directors authorized monthly stock dividends for the month of September and October, each in the amount of 0.001667 shares of each class of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on September 30, 2016 and October 31, 2016, respectively. We expect to issue these stock dividends on or about October 3, 2016 and November 1, 2016, respectively.

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
As of June 30, 2016, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At June 30, 2016, the fair value and carrying value of our fixed rate real estate loan receivable was $3.4 million. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $103.9 million of variable rate debt outstanding. Based on interest rates as of June 30, 2016, if interest rates were 100 basis points higher during the 12 months ending June 30, 2017, interest expense on our variable rate debt would increase by $1.0 million. As of June 30, 2016, one-month LIBOR was 0.46505% and if the LIBOR index was reduced to 0% during the 12 months ending June 30, 2017, interest expense on our variable rate debt would decrease by $0.5 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of June 30, 2016 was 11.7%. The effective interest rate represents the effective interest rate as of June 30, 2016, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of June 30, 2016 was 3.1%.  The weighted-average interest rate represent the actual interest rate in effect as of June 30, 2016 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of June 30, 2016 where applicable.
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
We have paid distributions in part from financings and expect that in the future we may not pay distributions solely from our cash flow from operating activities. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We have paid distributions in part from financings and expect that in the future we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions with proceeds from the sale of assets or from the maturity, payoff or settlement of debt investments. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operating activities available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flow from operating activities in future periods. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available with which to make real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operating activities.
During our public offering stage, when we may raise capital in this offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities.
For the year ended December 31, 2015, we paid aggregate distributions of $1.0 million in the fourth quarter of 2015, including $0.4 million of distributions paid in cash and $0.6 million of distributions reinvested in shares of our Class A common stock through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2015 was $2.1 million. Cash flow provided by operating activities for the year ended December 31, 2015 was $0.3 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $0.3 million of cash flow provided by operating activities and $0.7 million of debt financing.
For the six months ended June 30, 2016, we paid aggregate distributions of $0.5 million, including $0.2 million of distributions paid in cash and $0.3 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2016 was $2.9 million and cash flow provided by operations was $1.0 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with cash flow provided by operating activities.
From inception through June 30, 2016, we paid cumulative distributions of $1.5 million and our cumulative net loss during the same period was $7.5 million.

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
As of June 30, 2016, we had sold 8,377,860 shares of common stock in our ongoing initial public offering for gross offering proceeds of $82.6 million, including 92,481 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $0.9 million. As of June 30, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$6,571	Actual
Finders’ fees	—	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding underwriting compensation)	826	Actual
Total expenses	$7,397

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	9.0%	Actual
______________________________________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears. Our dealer manager will reallow all of the stockholder servicing fee paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of June 30, 2016, we had incurred approximately $6,000 in stockholder servicing fees.

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
As of June 30, 2016, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $183.4 million in two hotel properties, two office properties, one first mortgage and an investment in an unconsolidated entity, including $5.4 million of acquisition fees and closing costs and origination fees and expenses.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2016, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	—	$—	(2)
February 2016	—	$—	(2)
March 2016	534	$8.64	(2)
April 2016	—	$—	(2)
May 2016	—	$—	(2)
June 2016	1,583	$9.17	(2)
Total	2,117
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2016, we redeemed $19,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2016 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2015 and the $0.5 million set aside for stockholder’s death, qualifying disability or determination of incompetence, we have $1.1 million available for redemptions during 2016, subject to the limitations described above.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On August 12, 2016, we renewed the advisory agreement with KBS Capital Advisors LLC for an additional one-year period. The renewed advisory agreement is effective through August 12, 2017; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are substantially the same as those of the advisory agreement that was in effect through August 12, 2016.

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

4.4
Escrow Agreement dated January 22, 2016, incorporated by reference to Exhibit 4.5 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated February 11, 2016

4.5
Multiple Class Plan, incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated February 16, 2016

10.1
Purchase and Sale Agreement by and between CRP Lincoln, LLC., and KBS Capital Advisors LLC, dated as of April 20, 2016, incorporated by reference to Exhibit 10.36 to Post-Effective Amendment no. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated July 15, 2016

10.2
Assignment and Assumption of Purchase Agreement by and between KBS Capital Advisors LLC and KBS SOR II Lincoln Court, LLC, dated as of April 13, 2016, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment no. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated July 15, 2016

10.3
Loan Agreement between KBS SOR II Lincoln Court, LLC and U.S. Bank National Association, dated May 20, 2016, incorporated by reference to Exhibit 10.38 to Post-Effective Amendment no. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated July 15, 2016

10.4
Repayment Guaranty made by KBS SOR US Properties II LLC in favor of U.S. Bank National Association, dated May 20, 2016, incorporated by reference to Exhibit 10.39 to Post-Effective Amendment no. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated July 15, 2016

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program adopted February 16, 2016, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed February 22, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	August 12, 2016	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 12, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)