Form 10-Q
period 2016-09-30
KBS Strategic Opportunity REIT II, Inc.
filed 2016-11-14
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐  No  ☒
As of November 8, 2016, there were 13,666,035 and 4,837,882 outstanding shares of Class A and Class T common stock of KBS Strategic Opportunity REIT II, Inc., respectively.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate, net	$171,299	$109,973
Real estate loan receivable, net	3,424	3,372
Total real estate and real estate-related investments, net	174,723	113,345
Cash and cash equivalents	66,502	24,768
Restricted cash	2,432	598
Investment in unconsolidated entity	2,587	—
Rents and other receivables	2,220	311
Above-market leases, net	22	37
Prepaid expenses and other assets	4,477	670
Total assets	$252,963	$139,729
Liabilities and equity
Notes payable, net	$106,238	$60,836
Accounts payable and accrued liabilities	4,852	3,885
Due to affiliates	1,921	2,356
Below-market leases, net	1,145	—
Distributions payable	1,078	—
Other liabilities	3,031	818
Total liabilities	118,265	67,895
Commitments and contingencies (Note 12)
Redeemable common stock	1,716	1,092
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 13,102,528 and 9,619,143 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	131	96
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 3,941,104 and none issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	39	—
Additional paid-in capital	147,236	79,622
Cumulative distributions and net losses	(19,429)	(13,266)
Accumulated other comprehensive income	40	—
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	128,017	66,452
Noncontrolling interests	4,965	4,290
Total equity	132,982	70,742
Total liabilities and equity	$252,963	$139,729
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Hotel revenues	$8,599	$7,222	$20,563	$14,119
Office revenues	1,892	—	3,289	—
Interest income from real estate loan receivable	101	99	298	291
Total revenues	10,592	7,321	24,150	14,410
Expenses:
Hotel expenses	5,157	3,689	13,466	9,105
Office expenses	521	—	860	—
Asset management fees to affiliate	359	89	908	257
Real estate acquisition fees to affiliate	—	—	1,341	—
Real estate acquisition fees and expenses	—	—	123	—
General and administrative expenses	694	616	2,106	1,560
Depreciation and amortization	2,314	185	5,299	550
Interest expense	931	290	2,379	869
Total expenses	9,976	4,869	26,482	12,341
Other income:
Other interest income	75	18	132	31
Equity in income of unconsolidated entity	58	—	58	—
Total other income	133	18	190	31
Net income (loss)	749	2,470	(2,142)	2,100
Net income attributable to noncontrolling interests	(148)	(300)	(160)	(341)
Net income (loss) attributable to common stockholders	$601	$2,170	$(2,302)	$1,759

Class A Common Stock:
Net income (loss) attributable to common stockholders	$493	$2,145	$(2,235)	$1,736
Net income (loss) per common share, basic and diluted	$0.04	$0.30	$(0.19)	$0.28
Weighted-average number of common shares outstanding, basic and diluted	12,915,552	7,165,984	12,053,850	6,241,190

Class T Common Stock:
Net income (loss) attributable to common stockholders	$108	$25	$(67)	$23
Net income (loss) per common share, basic and diluted	$0.05	$0.30	$(0.07)	$0.28
Weighted-average number of common shares outstanding, basic and diluted	2,363,520	82,126	934,651	82,126
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$749	$2,470	$(2,142)	$2,100
Other comprehensive income:
Foreign currency translation gain	27	—	40	—
Total other comprehensive income	27	—	40	—
Total comprehensive income (loss)	776	2,470	(2,102)	2,100
Total comprehensive income attributable to noncontrolling interests	(148)	(300)	(160)	(341)
Total comprehensive income (loss) attributable to common stockholders	$628	$2,170	$(2,262)	$1,759
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2015 and the Nine Months Ended September 30, 2016 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2014	3,893,812	$39	—	$—	$31,489	$(2,527)	$—	$29,001	$1,657	$30,658
Issuance of common stock	4,959,727	49	—	—	48,924	—	—	48,973	—	48,973
Transfers to redeemable common stock	—	—	—	—	(1,092)	—	—	(1,092)	—	(1,092)
Stock dividends issued	765,604	8	—	—	7,648	(7,656)	—	—	—	—
Distributions declared	—	—	—	—	—	(1,027)	—	(1,027)	—	(1,027)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	—	—	(4,055)	—	—	(4,055)	—	(4,055)
Other offering costs	—	—	—	—	(3,292)	—	—	(3,292)	—	(3,292)
Net (loss) income	—	—	—	—	—	(2,056)	—	(2,056)	107	(1,949)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	2,532	2,532
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(6)	(6)
Balance, December 31, 2015	9,619,143	$96	—	$—	$79,622	$(13,266)	$—	$66,452	$4,290	$70,742
Net (loss) income	—	—	—	—	—	(2,302)	—	(2,302)	160	(2,142)
Other comprehensive income	—	—	—	—	—	—	40	40	—	40
Issuance of common stock	3,328,739	33	3,931,258	39	70,327	—	—	70,399	—	70,399
Stock dividends issued	159,020	2	9,846	—	1,683	(1,685)	—	—	—	—
Redemptions of common stock	(4,374)	—	—	—	(40)	—	—	(40)	—	(40)
Transfers to redeemable common stock	—	—	—	—	(624)	—	—	(624)	—	(624)
Distributions declared	—	—	—	—	—	(2,176)	—	(2,176)	—	(2,176)
Commissions on stock sales, related dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(5,777)	—	—	(5,777)	—	(5,777)
Reduction of other offering costs	—	—	—	—	2,045	—	—	2,045	—	2,045
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	515	515
Balance, September 30, 2016	13,102,528	$131	3,941,104	$39	$147,236	$(19,429)	$40	$128,017	$4,965	$132,982
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(2,142)	$2,100
Adjustment to reconcile net (loss) income to net cash provided by operating activities
Equity in income of unconsolidated entity	(58)	—
Depreciation and amortization	5,299	550
Noncash interest income on real estate-related investment	(52)	(45)
Deferred rents	(172)	—
Amortization of above-market leases	(285)	—
Amortization of deferred financing costs	384	173
Unrealized loss on derivative instrument	43	68
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(1,603)	(1,118)
Rents and other receivables	(1,737)	(280)
Prepaid expenses and other assets	(845)	18
Accounts payable and accrued liabilities	1,594	1,596
Due to affiliates	(10)	(697)
Other liabilities	2,213	231
Net cash provided by operating activities	2,629	2,596
Cash Flows from Investing Activities:
Acquisition of real estate	(51,341)	—
Improvements to real estate	(14,298)	(2,547)
Investment in unconsolidated entity	(2,486)	—
Escrow deposits for future real estate purchases	(3,000)	—
Restricted cash for capital expenditures	(231)	(118)
Net cash used in investing activities	(71,356)	(2,665)
Cash Flows from Financing Activities:
Proceeds from notes payable	45,500	—
Payments of deferred financing costs	(492)	(14)
Proceeds from issuance of common stock	69,735	26,681
Payments to redeem common stock	(40)	—
Distributions paid	(434)	—
Payments of commissions on stock sales, related dealer manager fees and stockholder servicing fees	(4,303)	(2,109)
Payments of other offering costs	(20)	(23)
Noncontrolling interests contributions	515	—
Distribution to noncontrolling interest	—	(6)
Net cash provided by financing activities	110,461	24,529
Net increase in cash and cash equivalents	41,734	24,460
Cash and cash equivalents, beginning of period	24,768	13,257
Cash and cash equivalents, end of period	$66,502	$37,717
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $126 and $0 for the nine months ended September 30, 2016 and 2015, respectively	$1,788	$562
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$664	$—
Increase in accrued improvements to real estate	$—	$447
Increase in acquisition fees due to affiliate	$166	$—
Increase in other offering costs due to affiliates	$157	$1,870
Reversal of accrued organization and offering expenses due to affiliates	$(2,222)	$—
Increase in stockholder servicing fees due to affiliate	$1,474	$—
Stock dividends issued	$1,685	$1,665
Increase in distributions payable	$1,078	$—
Foreign currency translation gain on investment in unconsolidated entity	$40	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The Company expects to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of September 30, 2016, the Company owned two hotel properties, two office properties, one first mortgage loan and an investment in an unconsolidated entity.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

On January 7, 2015, the Company broke escrow in the Public Offering and through September 30, 2016, the Company had sold 8,288,466 and 3,931,258 shares of Class A and Class T common stock in the Public Offering, respectively, for aggregate gross offering proceeds of $119.4 million, including 129,281 and 3,058 shares of Class A and Class T common stock sold under its dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $1.3 million. Also as of September 30, 2016, the Company had redeemed 4,374 shares of Class A common stock for $40,000.
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015, except for the addition of an accounting policy related to foreign currency translation. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Selling Commissions, Dealer Manager Fees and Stockholder Servicing Fee
Prior to February 17, 2016, the Company paid the Dealer Manager up to 6.5% of the price per share of Class A common stock sold in the Private Offering and the Public Offering as a selling commission. The Dealer Manager reallowed 100% of commissions earned to participating broker-dealers. No sales commissions were paid on shares sold through the dividend reinvestment plan.  The Company paid the Dealer Manager up to 3.0% of the price per share of Class A common stock sold in the Private Offering and the Public Offering as a dealer manager fee. No dealer manager fee was payable on shares sold under the dividend reinvestment plan. From its dealer manager fee, the Dealer Manager reallowed to any participating broker-dealer up to 1.0% of the price per share of Class A common stock sold in the Private Offering and the Public Offering attributable to that participating broker-dealer as a marketing fee and in special cases the dealer manager could increase the reallowance. A reduced dealer manager fee was payable with respect to certain volume discount sales.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

On February 17, 2016, the Company and the Dealer Manager entered into an Amended and Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”) to provide the terms pursuant to which the Dealer Manager will offer and sell the Company’s Class A and Class T shares of common stock in the Public Offering. Under the Amended Dealer Manager Agreement, the Company pays selling commissions to the Dealer Manager in amounts up to 6.5% of the price per share of Class A common stock sold and up to 3.0% of the price per share of Class T common stock sold. Additionally, the Company pays dealer manager fees to the Dealer Manager in an amount up to 2.0% of the price per share of Class A and Class T common stock sold. The Dealer Manager reallows all selling commissions to participating broker dealers and may generally reallow (from its dealer manager fee) to any participating broker dealer up to 1.0% of the gross proceeds from the primary portion of the Public Offering attributable to that participating broker dealer as a marketing fee; in select cases up to 1.5% of the gross proceeds from the primary portion of the Public Offering may be reallowed. No selling commissions or dealer manager fees are payable on shares of common stock sold under the dividend reinvestment plan.
Also, under the Amended Dealer Manager Agreement, the Dealer Manager receives an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in the primary portion of the Public Offering solely to the extent there is a broker dealer of record with respect to such Class T share that has entered a currently effective selected dealer agreement or servicing agreement that provides for the payment to such broker dealer of the stockholder servicing fee with respect to such Class T share, and such broker dealer of record is in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee accrues daily and is paid monthly in arrears, and the Dealer Manager reallows 100% of the stockholder servicing fee to such broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share.  In addition, no stockholder servicing fee is paid with respect to Class T shares purchased through the dividend reinvestment plan or issued pursuant to a stock dividend.
The Company records the stockholder servicing fee as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum stockholder servicing fee payable in relation to the Class T share on the date the share is issued. For each share of Class T common stock in the Primary Offering, the maximum stockholder servicing fee equals 4% of the purchase price per share (ignoring any discounts in purchase price that may be available to certain categories of purchasers). The liability will be reduced over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable as a result of the occurrence of any of the following events: (i) the date at which aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the Primary Offering in which the Class T share was sold, as calculated by the Company with the assistance of the Dealer Manager after the termination of the Primary Offering in which the Class T share was sold, (ii) a listing of the Company’s common stock on a national securities exchange, (iii) a merger or other extraordinary transaction, and (iv) the date the Class T share associated with the stockholder servicing fee is no longer outstanding such as upon its redemption or the Company’s dissolution.
Foreign Currency Translation
The Company has a participating loan facility funded in Euros which is accounted for under the equity method of accounting and recorded as an investment in unconsolidated entity in the accompanying balance sheet.  The Company’s reporting currency is the U.S. dollar, however the functional currency of the unconsolidated entity is the Euro.  At the end of each reporting period, before determining the Company’s share of its equity investment, the results of operations of the unconsolidated entity is translated into U.S. dollars using the average currency rates of exchange in effect during the period, and the assets and the liabilities of the unconsolidated entity are translated using the currency exchange rate in effect at the end of the period.  The resulting foreign currency translation adjustment is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of stockholders’ equity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2016 and 2015. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company’s board of directors has declared and issued the following stock dividends on shares of the Company’s common stock through the filing date of this report:

Declaration Date	Record Date	Issue Date	Amount Declared per Share Outstanding	Total Shares Issued
March 24, 2015	March 25, 2015	March 27, 2015	0.01 shares	44,538
April 7, 2015	June 24, 2015	June 29, 2015	0.01 shares	56,219
August 6, 2015	September 22, 2015	September 29, 2015	0.01 shares	65,710
November 10, 2015	December 16, 2015	December 22, 2015	0.01 shares	85,591
December 10, 2015	December 16, 2015	December 21, 2015	0.06 shares	513,546
March 21, 2016	March 31, 2016	April 1, 2016	0.005 shares	57,172
March 21, 2016	April 30, 2016	May 3, 2016	0.001667 shares	19,781
March 21, 2016	May 31, 2016	June 1, 2016	0.001667 shares	20,257
May 10, 2016	June 30, 2016	July 1, 2016	0.001667 shares	21,900
May 10, 2016	July 31, 2016	August 2, 2016	0.001667 shares	23,719
July 6, 2016	August 31, 2016	September 1, 2016	0.001667 shares	26,037
August 11, 2016	September 30, 2016	October 4, 2016	0.001667 shares	28,420
August 11, 2016	October 31, 2016	November 2, 2016	0.001667 shares	30,341
September 27, 2016	September 27, 2016	October 6, 2016	0.015 shares	254,287
For the purpose of calculating the dollar amount of the Class A and Class T stock dividends issued, the Company used the current Class A and Class T primary offering price in the Public Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Cash distributions declared per share of Class A common stock were $0.098 and $0.154 for the three and nine months ended September 30, 2016, respectively. Cash distributions declared per share of Class T common stock were $0.074 and $0.098 for the three and nine months ended September 30, 2016, respectively. Cash distributions for Class T Shares are reduced by the applicable daily stockholder servicing fees. Distributions declared per share of Class A common stock assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2016, respectively. Distributions declared per share of Class T common stock assumes each share was issued and outstanding each day during the three months ended September 30, 2016 and from March 2, 2016 through September 30, 2016, respectively. Each day during the period from March 1, 2016 through March 31, 2016 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00026202 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Each day during the period from April 1, 2016 through September 30, 2016 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. On September 27, 2016, the Company’s board of directors declared a one-time cash distribution in the amount of $0.05 per share on the outstanding shares of all classes of common stock to stockholders of record as of the close of business on September 27, 2016. The Company did not declare cash distributions during the three and nine months ended September 30, 2015.
In accordance with FASB ASC Topic 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. The Company does not have any participating securities outstanding other than Class A Common Stock and Class T Common stock during the periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss) attributable to common stockholders	$601	$2,170	$(2,302)	$1,759
Less: Class A Common Stock cash distributions declared	1,264	—	1,921	—
Less: Class T Common Stock cash distributions declared	249	—	255	—
Undistributed Net (loss) income attributable to common stockholders	$(912)	$2,170	$(4,478)	$1,759

Class A Common Stock:
Undistributed Net (loss) income attributable to common stockholders	$(771)	$2,145	$(4,156)	$1,736
Class A Common Stock cash distributions declared	1,264	—	1,921	—
Net income (loss) attributable to Class A common stockholders	$493	$2,145	$(2,235)	$1,736
Net income (loss) per common share, basic and diluted	$0.04	$0.30	$(0.19)	$0.28
Weighted-average number of common shares outstanding, basic and diluted	12,915,552	7,165,984	12,053,850	6,241,190

Class T Common Stock:
Undistributed Net (loss) income attributable to common stockholders	$(141)	$25	$(322)	$23
Class T Common Stock cash distributions declared	249	—	255	—
Net income (loss) attributable to Class T common stockholders	$108	$25	$(67)	$23
Net income (loss) per common share, basic and diluted	$0.05	$0.30	$(0.07)	$0.28
Weighted-average number of common shares outstanding, basic and diluted	2,363,520	82,126	934,651	82,126
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
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement);  (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis;  (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.

3.	RECENT ACQUISITION OF REAL ESTATE
During the nine months ended September 30, 2016, the Company acquired the following property (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Lincoln Court	Campbell	CA	05/20/2016	$14,706	$33,356	$4,724	$—	$(1,445)	$51,341
The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Lincoln Court	3.7	—	2.1
The Company recorded the real estate acquisition as a business combination and expensed $1.5 million of acquisition costs. For the nine months ended September 30, 2016, the Company recognized $2.3 million of total revenues and $0.9 million of operating expenses from this property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

4.	REAL ESTATE
As of September 30, 2016, the Company’s real estate portfolio was composed of two hotel properties and two office properties. The following table summarizes the Company’s real estate as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Land	$45,226	$30,493
Buildings and improvements	125,676	79,081
Tenant origination and absorption costs	5,243	748
Other intangibles	244	244
Total real estate, cost	176,389	110,566
Accumulated depreciation and amortization	(5,090)	(593)
Total real estate, net	$171,299	$109,973
The following table provides summary information regarding the Company’s real estate as of September 30, 2016 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangibles	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$30,762	$—	$—	$58,200	$(1,567)	$56,633	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	50,713	—	244	52,189	(1,889)	50,300	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	10,742	704	—	13,296	(454)	12,842	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	33,459	4,539	—	52,704	(1,180)	51,524	100.0%
					$45,226	$125,676	$5,243	$244	$176,389	$(5,090)	$171,299

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Hotel Properties
The following table provides detailed information regarding Q&C Hotel and Springmaid Beach Resort’s hotel revenue and expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Hotel revenues:
Room	$6,499	$5,219	$15,180	$9,807
Food, beverage and convention services	883	903	2,436	1,909
Campground	275	259	806	763
Other	942	841	2,141	1,640
Hotel revenues	$8,599	$7,222	$20,563	$14,119

Hotel expenses:
Room	$1,500	$983	$3,787	$2,226
Food, beverage and convention services	842	611	2,188	1,416
General and administrative	590	399	1,696	1,088
Sales and marketing	453	212	1,236	684
Repairs and maintenance	485	416	1,345	1,109
Utilities	324	254	767	701
Property taxes and insurance	348	306	1,050	738
Other	615	508	1,397	1,143
Hotel expenses	$5,157	$3,689	$13,466	$9,105
Office Properties
As of September 30, 2016, the Company owned two office properties encompassing in the aggregate 183,347 rentable square feet which were 88% occupied. The following table provides detailed information regarding the Company’s office revenues and expenses for the three and nine months ended September 30, 2016 (in thousands):

	For the Three Months ended September 30, 2016	For the Nine Months ended September 30, 2016
Office revenues:
Rental income	$1,817	$3,165
Tenant reimbursements and other income	75	124
Office revenues	$1,892	$3,289

Office expenses:
Operating, maintenance, and management	$328	$552
Real estate taxes and insurance	193	308
Office expenses	$521	$860

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2016, the leases had remaining terms, excluding options to extend, of up to 8.6 years with a weighted-average remaining term of 2.4 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.7 million and $0.1 million as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2016 through December 31, 2016	$1,476
2017	5,388
2018	4,144
2019	2,781
2020	1,392
Thereafter	1,970
$17,151
Probable Real Estate Investment
Lofts at NoHo Commons
On September 29, 2016, the Company, through a joint venture (the “Lofts at NoHo Commons Joint Venture”) between the Company’s indirect wholly owned subsidiary and Noho Commons Pacific Investors LLC (the “JV Partner”), entered into a purchase and sale agreement with Redrock Noho Residential, LLC to acquire a 292-unit apartment building in North Hollywood, California (the “Lofts at NoHo Commons”). Neither the JV Partner nor the seller is affiliated with the Company or the Advisor.  The contractual purchase price of the Lofts at NoHo Commons is $102.5 million plus closing costs.
The Company owns a 90% equity interest in the Lofts at NoHo Commons Joint Venture. Income, losses and distributions are generally allocated based on the members’ respective equity interests, subject to adjustments based on certain performance thresholds set forth in the joint venture agreement. Additionally, in certain circumstances described in the joint venture agreement, the Company and the JV Partner may be required to make additional capital contributions to the joint venture, in proportion to the members’ respective equity interests.
Pursuant to the purchase and sale agreement, the Lofts at NoHo Commons Joint Venture would be obligated to purchase the property only after satisfaction of agreed-upon closing conditions. There can be no assurance that the Lofts at NoHo Commons Joint Venture will complete the acquisition. In some circumstances, if the Lofts at NoHo Commons Joint Venture fails to complete the acquisition after the expiration of the due diligence period, it may forfeit up to $3.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The Lofts at NoHo Commons is located in North Hollywood, California and consists of 292 apartment units, encompassing 224,755 rentable square feet. The Lofts at NoHo Commons was constructed in 2007, and as of September 29, 2016, was 94% occupied. As of the date of this filing, the Lofts at NoHo Commons Joint Venture has not completed the acquisition of the property.

5.	REAL ESTATE LOAN RECEIVABLE
As of September 30, 2016, the Company had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2016	Book Value as of September 30, 2016(1)	Book Value as of December 31, 2015(1)	Contractual Interest Rate (2)	Annualized Effective Interest Rate (2)	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$3,500	$3,424	$3,372	9.25%	11.68%	10/01/2017
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of September 30, 2016.
The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2016 (in thousands):

Real estate loan receivable - December 31, 2015	$3,372
Amortization of closing costs and origination fees on real estate loan receivable	52
Real estate loan receivable - September 30, 2016	$3,424
For the three and nine months ended September 30, 2016 and 2015, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest income	$83	$83	$246	$245
Amortization of closing costs and origination fees, net	18	16	52	46
Interest income from real estate loan receivable	$101	$99	$298	$291

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

6.	NOTES PAYABLE
As of September 30, 2016 and December 31, 2015, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of September 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$38,000	$26,000	One-month LIBOR + 3.00%	3.52%	Interest Only	12/30/2017
Q&C Hotel Mortgage Loan	28,330	28,330	One-month LIBOR + 3.25%	3.77%	Interest Only (2)	12/17/2018
2200 Paseo Verde Mortgage Loan	7,430	7,430	One-month LIBOR + 2.25%	2.77%	Interest Only	01/01/2017
Lincoln Court Mortgage Loan (3)	33,500	—	One-month LIBOR + 1.75%	2.28%	Interest Only	06/01/2020
Total notes payable principal outstanding	107,260	61,760
Deferred financing costs, net	(1,022)	(924)
Total notes payable, net	$106,238	$60,836
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2016. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2016 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2016, where applicable.
(2) Beginning February 1, 2018, monthly payments also include principal amortization payments of $55,000 per month, unless certain conditions described in the loan documents are satisfied.
(3) See “—Recent Financing Transaction — Lincoln Mortgage Loan.”
As of September 30, 2016 and December 31, 2015, the Company’s deferred financing costs were $1.0 million and $0.9 million, respectively, net of amortization, and are included in notes payable, net on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2016, the Company incurred $0.9 million and $2.4 million of interest expense, respectively. During the three and nine months ended September 30, 2015, the Company incurred $0.3 million and $0.9 million of interest expense, respectively. As of September 30, 2016 and December 31, 2015, $0.3 million and $0.1 million was payable, respectively. Included in interest expense for the three and nine months ended September 30, 2016 was $0.1 million and $0.4 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three and nine months ended September 30, 2016 was $1,000 and $43,000 of interest expense incurred as a result of the Company’s interest rate cap agreements, respectively. Additionally, during the three and nine months ended September 30, 2016, the Company capitalized $54,000 and $126,000 of interest related to its redevelopment project at Springmaid Beach Resort, respectively. Included in interest expense for the three and nine months ended September 30, 2015 was $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three and nine months ended September 30, 2015 was $14,000 and $68,000 of interest expense incurred as a result of the Company’s interest rate cap agreements, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of September 30, 2016 (in thousands):

October 1, 2016 through December 31, 2016	$—
2017	45,430
2018	28,330
2019	—
2020	33,500
$107,260

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The Company’s notes payable contain financial and non-financial debt covenants. As of September 30, 2016, the Company was in compliance with all debt covenants.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

As of September 30, 2016 and December 31, 2015, the Company had two interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of September 30, 2016 and December 31, 2015. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	September 30, 2016	December 31, 2015	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$—	$5	Prepaid expenses and other assets
Interest Rate Cap	12/16/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	2	40	Prepaid expenses and other assets
Total derivative instruments not designated as hedging instruments					$2	$45
During the three and nine months ended September 30, 2016, the Company recorded an unrealized loss of $1,000 and $43,000 on its derivative instruments, respectively, which was included in interest expense on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2015, the Company recorded an unrealized loss of $14,000 and $68,000 on its derivative instrument, respectively, which was included in interest expense on the accompanying consolidated statements of operations.

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
September 30, 2016
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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of September 30, 2016 and December 31, 2015, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500	$3,424	$3,379	$3,500	$3,372	$3,311
Financial liability:
Notes payable	$107,260	$106,238	$106,990	$61,760	$60,836	$61,880
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
As of September 30, 2016, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate caps	$2	$—	$2	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and dealer manager agreements with the Dealer Manager with respect to the Private Offering and the Public Offering. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain offering-related services and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”). The Dealer Manager also serves as the dealer manager for the public offering of KBS Growth & Income REIT and for the dividend reinvestment plan offerings for KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III.
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
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. The insurance program was renewed and is effective through June 30, 2017.
During the three and nine months ended September 30, 2016 and 2015, no other business transactions occurred between the Company and these other KBS-sponsored programs.
The Advisory Agreement has a one-year term that expires August 12, 2017. The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2016 and 2015, respectively, and any related amounts payable as of September 30, 2016 and December 31, 2015 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Expensed
Asset management fees	$359	$89	$908	$257	$—	$—
Reimbursable operating expenses (1)	75	46	337	147	29	26
Real estate acquisition fee (2)	—	—	1,341	—	95	108
Capitalized
Acquisition fees (2)	25	—	228	—	166	—
Additional Paid-in Capital
Sales commissions	1,074	605	2,808	1,323	—	—
Dealer manager fees	678	303	1,460	786	—	—
Stockholder servicing fees (3)	1,509	—	1,509	—	1,474	—
Reimbursable other offering costs	157	603	177	1,891	157	2,222
	$3,877	$1,646	$8,768	$4,404	$1,921	$2,356
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits, and overhead of internal audit department personnel providing services to the Company. These amounts totaled $75,000 and $333,000 for the three and nine months ended September 30, 2016, and $46,000 and $120,000 for the three and nine months ended September 30, 2015, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the nine months ended September 30, 2016 and 2015.  The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Acquisition fees are expensed at the time of acquisition on real estate investments. Acquisition fees on investment in unconsolidated entities are capitalized into the cost basis of the investment. Acquisition fees on significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition are capitalized.
(3) See Note 2, “Summary of Significant Accounting Policies – Selling Commissions, Dealer Manager Fees and Stockholder Servicing Fee.”
During the nine months ended September 30, 2016, the Advisor reimbursed the Company $87,000 for legal and professional fees and property insurance rebates.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur. As of September 30, 2016, the Company had recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, all of which was initially paid by the Advisor or its affiliates on behalf of the Company and subsequently reimbursed by the Company. In addition, the Company paid $1.9 million in selling commissions and dealer manager fees related to the Private Offering.
During the Public Offering, pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that no reimbursements made by the Company to the Advisor or the Dealer Manager may cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees, the stockholder servicing fee to exceed 15% of the aggregate gross proceeds from the Public Offering as of the date of reimbursement. In addition, at the termination of the primary portion of the Public Offering, the Advisor and its affiliates will reimburse the Company to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by the Company in connection with the primary portion of the Public Offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of the Public Offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of the Public Offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering as of the termination of the primary portion of the Public Offering.
Through September 30, 2016, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $7.7 million. As of September 30, 2016, the Company had paid $8.3 million in selling commissions and dealer manager fees and accrued $1.5 million of stockholder servicing fees. As of December 31, 2015, the Company had paid or accrued $3.3 million of other organization and offering expenses. After December 31, 2015, the Company reversed $2.2 million of accrued organization and offering expenses due to affiliates as a result of an amendment to the advisory agreement, which limits organization and other offering costs to 1.0% of gross proceeds from the primary portion of the Public Offering, as described above. As of September 30, 2016, the Company had recorded $1.2 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of September 30, 2016 based on the 1.0% limitation described above.

10.	UNAUDITED PRO FORMA FINANCIAL INFORMATION
The Company acquired one office property during the nine months ended September 30, 2016, which was accounted for as a business combination. The following unaudited pro forma information for the three and nine months ended September 30, 2016 and 2015 has been prepared to give effect to the acquisition of Lincoln Court as if this acquisition occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$10,592	$8,566	$26,284	$18,146
Depreciation and amortization	$2,314	$672	$6,120	$2,011
Net income (loss)	$749	$2,491	$(418)	$2,164
The unaudited pro forma information for the nine months ended September 30, 2016 was adjusted to exclude $1.5 million of acquisition costs related to Lincoln Court incurred by the Company in 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

11. INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by the borrower to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the three and nine months ended September 30, 2016, the Company recognized $0.1 million of income with respect to this investment.

12.	COMMITMENTS AND CONTINGENCIES
Management Agreement
Springmaid Beach Resort
The consolidated joint venture entity through which the Company leases the operations for Springmaid Beach Resort has entered into a management agreement with Doubletree Management LLC, an independent third-party hotel operator (the “Operator”) pursuant to which the Operator will manage and operate the Springmaid Beach Resort. The hotel was branded a DoubleTree by Hilton in September 2016 (the “Brand Commencement Date”).
Pursuant to the management agreement the Operator will receive the following fees:

•
a base fee, which is a percentage of total operating revenue that starts at 2.5% and increases to 2.75% in the second year following the Brand Commencement Date and further increases in the third year following the Brand Commencement Date and thereafter to 3.0%;

•	a campground area management fee, which is 2% of any campground revenue;

•	an incentive fee, which is 15% of operating cash flow (after deduction for capital renewals reserve and the joint venture owner’s priority, which is 12% of the joint venture owner’s total investment);

•	an additional services fee in the amount reasonably determined by the Operator from time to time; and

•	a brand services fee in the amount of 4% of total rooms revenue, and an other brand services fee in an amount determined by the Operator from time to time.
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
During the three and nine months ended September 30, 2016, the Company incurred $179,000 and $369,000 of fees related to the management agreement, respectively, which are included in hotel expenses on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2015, the Company incurred $180,000 and $350,000 of fees related to the management agreement, respectively, which are included in hotel expenses on the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three and nine months ended September 30, 2016, the Company incurred $57,000 and $227,000, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the the three and nine months ended September 30, 2016, the Company incurred $115,000 and $157,000 of fees related to the Marriott franchise agreement, respectively, which are included in hotel expenses on the accompanying consolidated statements of operations.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2016. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
September 30, 2016
(unaudited)

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of November 8, 2016, the Company had sold 8,644,798 and 4,755,756 shares of Class A and Class T common stock in the Public Offering, respectively, for aggregate gross offering proceeds of $130.8 million. Included in these amounts were 195,574 and 22,876 shares of Class A and Class T common stock sold under our dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $1.9 million.
Cash Distributions Paid
On October 3, 2016, the Company paid distributions of $0.2 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from September 1, 2016 through September 30, 2016. On November 1, 2016, the Company paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from October 1, 2016 through October 31, 2016. Distributions for these periods were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
On October 5, 2016, the Company paid distributions of $0.8 million related to a one-time cash distribution in the amount of $0.05 per share on the outstanding shares of all classes of common stock to stockholders of record as of the close of business on September 27, 2016.
Stock Dividends Issued
On August 11, 2016, the Company’s board of directors authorized stock dividends for the month of September 2016, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on September 30, 2016. The Company issued the September 2016 stock dividend, consisting of 28,420 shares, on October 4, 2016.
Also, on August 11, 2016, the Company’s board of directors authorized stock dividends for the month of October 2016, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on October 31, 2016. The Company issued the October 2016 stock dividend, consisting of 30,341 shares, on November 2, 2016.
On September 27, 2016, the Company’s board of directors authorized a one-time stock dividend in the amount of 0.015 shares of common stock to all common stockholders of record as of the close of business on September 27, 2016. The Company issued the one-time stock dividend, consisting of 254,287 shares, on October 6, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Distributions Declared
On October 11, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from November 1, 2016 through November 30, 2016, which the Company expects to pay in December 2016. On November 10, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from December 1, 2016 through December 31, 2016 and January 1, 2017 through January 31, 2017, which the Company expects to pay in January and February 2017, respectively. Distributions for the period from November 1, 2016 through December 31, 2016 will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from January 1, 2017 through January 31, 2017 will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on October 11, 2016, the Company’s board of directors authorized monthly stock dividends for the month of November 2016, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on November 30, 2016, which the Company expects to issue in December 2016. Also on November 10, 2016, the Company’s board of directors authorized monthly stock dividends for the months of December 2016 and January 2017, each in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on December 31, 2016 and January 31, 2017, respectively, which the Company expects to issue in January 2017 and February 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Springmaid Beach Resort
In October 2016, Springmaid Beach Resort Hotel, which is located in Myrtle Beach, South Carolina, sustained significant damage from Hurricane Matthew. The Company is in the process of assessing the extent of the property damage at Springmaid Beach Resort Hotel and quantify the financial impact to the Company’s financial statements.
Probable Real Estate Investment
210 West 31st Street
On October 28, 2016, the Company, through a indirect wholly owned subsidiary, entered into a joint venture (the “210 West 31st Street Joint Venture”) with Onyx 31st Street LLC (the “210 West 31st Street JV Partner”). A wholly owned subsidiary of the 210 West 31st Street Joint Venture then entered into a purchase and sale agreement with the 210 West 31st Street JV Partner whereby the 210 West 31st Street JV Partner would assign 80% of its interest in a ground lease in 210 West 31st Street, New York, New York (“210 West 31st Street”) to the wholly owned subsidiary of the 210 West 31st Street Joint Venture. The 210 West 31st Street JV Partner would retain a 20% interest in the ground lease in 210 West 31st Street and contribute this interest in exchange for a 20% interest in the 210 West 31st Street Joint Venture. The 210 West 31st Street JV Partner is not affiliated with the Company or the Advisor.  The contractual purchase price of the 80% interest in the ground lease is $38.4 million plus closing costs and the remaining 20% interest has an attributable value of $9.6 million.
The Company owns an 80% equity interest in the 210 West 31st Street Joint Venture and is responsible for funding the purchase of the 80% interest in the ground lease. Income, losses and distributions are generally allocated based on the members’ respective equity interests, subject to adjustments based on certain performance thresholds set forth in the joint venture agreement. Additionally, in certain circumstances described in the joint venture agreement, the Company and the 210 West 31st Street JV Partner may be required to make additional capital contributions to the joint venture, in proportion to the members’ respective equity interests.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The 210 West 31st Street Joint Venture intends to fund the acquisition of 210 West 31st Street with capital contributions from its members and with proceeds from a mortgage loan. The 210 West 31st Street Joint Venture is currently negotiating the terms of the mortgage loan.
Pursuant to the purchase and sale agreement, the 210 West 31st Street Joint Venture would be obligated to purchase the property only after satisfaction of agreed-upon closing conditions. There can be no assurance that the 210 West 31st Street Joint Venture will complete the acquisition. In some circumstances, if the 210 West 31st Street Joint Venture fails to complete the acquisition it may forfeit up to $3.0 million.
210 West 31st Street is located in New York, New York and consists of an 8,637 square foot development site located directly across the street from Madison Square Garden and Penn Station. 210 West 31st Street is currently a 23,110 square foot, 2-story building with basement. The Company intends to make significant renovations or improvements to 210 West 31st Street, including demolishing the existing structure and redeveloping the property into a 2-story retail building with a lower level and a rooftop deck and currently estimates these renovation and improvements to cost approximately $14.2 million.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of September 30, 2016, our total assets were $253.0 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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
We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of September 30, 2016, we owned two hotel properties, two office properties, an investment in an unconsolidated entity and had originated a first mortgage loan.
As of September 30, 2016, we had sold 8,288,466 and 3,931,258 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $119.4 million in our initial public offering, including 129,281 and 3,058 shares of Class A and Class T of common stock under our dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $1.3 million. Also as of September 30, 2016, we had redeemed 4,374 shares of Class A common stock for $40,000.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2016, we had sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on April 2, 2014 and July 31, 2014, we issued 120,106 shares and 132,116 shares of Class A common stock for $1.0 million and $1.1 million, respectively, in separate private transactions exempt from the registration requirements of the Securities Act.
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
We have formed a strategic relationship with STAM, a commercial real estate investment and asset management firm headquartered in Paris, France to support us and our advisor in connection with any investments we may make in Europe. Our advisor has entered a sub-advisory agreement with STAM, pursuant to which STAM will provide real estate acquisition and portfolio management services to our advisor in connection with any investments we may make in Europe. For investments in Europe we make directly and our ownership interest is 100%, our advisor will compensate STAM for its services in sourcing and managing these investments from the fees its earns from us under the advisory agreement with us and we will pay STAM no additional compensation. For investments we make through STAM, such as the participating loan facility we funded in June 2016, we will enter separate agreements with STAM to set forth compensation terms. We can give no assurances as to the number, if any, of investments we may make in Europe.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as we near the end of 2016. Current economic data and financial market developments suggest that the global economy is improving, although at a slow incremental rate. Growth in most advanced economies remains lackluster, with low potential growth expectations now extending into 2017. In this economic environment the central banks of the world’s major economies hold sway over perceived investment opportunities. Quantitative easing in Japan and the Eurozone has carried over into global capital markets and has increased demand for higher risk investments.
The initial reaction to the U.K. vote to leave the European Union has been somewhat muted, with the exception being the continued downward pressure on the Great Britain Pound (“GBP”). As of mid-October 2016, the GBP had weakened in excess of 20 percent, year-to-date. The new prime minister of the U.K. remains committed to carrying out the decoupling of the U.K. from the European Union. The details of this process remain unclear, and the uncertainty has weighed on both the U.K. and European markets. The European Central Bank has continued to pursue a policy of quantitative easing (QE).
In the United States, real GDP growth accelerated in the third quarter of 2016 to a 2.9% annual rate. This is a marked improvement over the second quarter growth rate of 1.4%. The strong third quarter number is tempered by the fact that a large portion of gross domestic product growth was seen in increased inventories, not through consumer demand. Consumer confidence is currently at a 3 year low. Corporate earnings are also an area of concern, as third quarter reported earnings growth showed a clear sign of slowing. Federal Reserve Board communications have been signaling the increased likelihood of some firming of monetary policy. Many economists expect an increase in rates to occur in early December. The US government bond yield curve has seen a steady increase in yields and is currently no longer sitting at near record lows.
Europe and Japan continue to engage in unconventional monetary policy. Asset purchases and stimulus programs in both regions have driven interest rates and investment yields to new lows. Both regions now have historically low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on those economies and the broader global financial system remains unclear.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The U.S. commercial real estate market continues to benefit from inflows of foreign capital, albeit at a slowing rate. With the backdrop global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Lenders, however, have continued to cool to the market. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are trying to adjust to the new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
Liquidity and Capital Resources
On January 7, 2015, we broke escrow in our initial public offering. We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We expect to obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2016, we had sold 12,219,724 shares of common stock for gross offering proceeds of $119.4 million in our initial public offering. Additionally, we sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
Regulatory developments related to the reporting of our estimated value per share under recently effective FINRA and NASD Conduct Rules, and changes to the definition of fiduciary under ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”) may significantly affect our ability to raise substantial additional funds in the public offering.  See Part II, Item 1A “Risk Factors” herein. If we are unable to raise substantially more funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether we are able to raise substantial funds in the initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties as of September 30, 2016:

Property	Number of Rooms	Percentage Occupied for the Nine Months Ended September 30, 2016	Average Revenue per Available Room	Average Daily Rate
Springmaid Beach Resort (1)	452	81.9%	$99.33	$121.30
Q&C Hotel	196	55.7%	$89.88	$161.50
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
Our office properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2016, we owned two office properties that were 88% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of September 30, 2016, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2016, we had mortgage debt obligations in the aggregate principal amount of $107.3 million, with a weighted-average remaining term of 2.2 years. As of September 30, 2016, $4.4 million was available under our mortgage loans for future disbursements to be used for renovation costs and tenant improvement costs, subject to certain terms and conditions contained in the loan documents.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses, provided that no reimbursements made by us to our advisor or dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our public offering as of the date of reimbursement. As of September 30, 2016, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $7.7 million. There was no limit on the organization and offering expenses we could incur in connection with our private offering. In addition, at the termination of the primary portion of our initial public offering, our advisor and our affiliates will reimburse us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of our initial public offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering as of the termination of the primary portion of our initial public offering. As of September 30, 2016, our advisor had incurred offering expenses on our behalf related to our private offering of $1.0 million, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. Our currently effective advisory agreement expires August 12, 2017 but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2016 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of September 30, 2016, we owned two hotel properties, two office properties, one first mortgage loan and an investment in an unconsolidated entity. During the nine months ended September 30, 2016, net cash provided by operating activities was $2.6 million, compared to net cash provided by operating activities of $2.6 million during the nine months ended September 30, 2015. We expect that our cash flows from operating activities will generally increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $71.4 million for the nine months ended September 30, 2016 and primarily consisted of the following:

•	$51.3 million for the acquisition of one office property;

•	$14.3 million of improvements to real estate;

•	$3.0 million escrow deposits for the acquisition of the Lofts at NoHo Commons; and

•	$2.5 million for an investment in an unconsolidated entity.
Cash Flows from Financing Activities
Net cash provided by financing activities was $110.5 million for the nine months ended September 30, 2016 and primarily consisted of the following:

•
$65.4 million of net cash provided by offering proceeds related to our ongoing initial public offering, net of payments of commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs of $4.3 million;

•	$45.0 million of net cash provided by debt financing as a result of proceeds from notes payable of $45.5 million, partially offset by payments of deferred financing costs of $0.5 million;

•	$0.5 million of noncontrolling interest contributions; and

•	$0.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.7 million.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2016, our borrowings and other liabilities were approximately 47% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$107,260	$—	$73,760	$33,500	$—
Interest payments on outstanding debt obligations (2)	6,743	820	4,839	1,084	—
Stockholder servicing fee liability (3)	1,474	121	752	601	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect at September 30, 2016. We incurred interest expense of $2.1 million, excluding amortization of deferred financing costs of $0.4 million and unrealized loss on interest rate cap of $43,000 and including interest capitalized of $126,000 for the nine months ended September 30, 2016.
(3) Stockholder servicing fee is an annual fee of 1.0% of the purchase price per Class T share sold in our primary public offering for services rendered to Class T stockholders by the broker dealer of record after the initial sale of the Class T share. The stockholder servicing fee will accrue daily and be paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share.
Results of Operations
Overview
As of September 30, 2015, we had originated one first mortgage loan and acquired one hotel property. As of September 30, 2016, we owned two hotel properties, two office properties, one first mortgage loan and an investment in an unconsolidated entity. We funded the acquisitions of these investments with proceeds from our terminated private offering, initial public offering and debt financing. Our results of operations for the three and nine months ended September 30, 2016 are not indicative of those in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to make future acquisitions of real estate and real estate-related investments. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015
The following table provides summary information about our results of operations for the three months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Hotel revenues	$8,599	$7,222	$1,377	19%	$1,416	$(39)
Office revenue	1,892	—	1,892	n/a	1,892	—
Interest income from real estate loan receivable	101	99	2	2%	—	2
Hotel expenses	5,157	3,689	1,468	40%	1,328	140
Office expenses	521	—	521	n/a	521	—
Asset management fees to affiliate	359	89	270	303%	234	36
General and administrative expenses	694	616	78	13%	n/a	n/a
Depreciation and amortization	2,314	185	2,129	1,151%	1,715	414
Interest expense	931	290	641	221%	599	42
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 related to real estate acquired on or after July 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Hotel revenues increased from $7.2 million for the three months ended September 30, 2015 to $8.6 million for the three months ended September 30, 2016 as a result of the acquisition of Q&C Hotel in December 2015. We expect hotel revenues to increase in future periods as a result of the ongoing improvements in connection with the re-branding strategy of our hotel properties. Office revenue for the three months ended September 30, 2016 was $1.9 million. We expect office revenue to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.1 million for the three months ended September 30, 2015 and 2016.
Hotel expenses increased from $3.7 million for the three months ended September 30, 2015 to $5.2 million for the three months ended September 30, 2016 as a result of the acquisition of Q&C Hotel. Office expenses for the three months ended September 30, 2016 were $0.5 million. We expect total expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Asset management fees to affiliate increased from $0.1 million for the three months ended September 30, 2015 to $0.4 million for the three months ended September 30, 2016 primarily due to the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate properties. All asset management fees incurred as of September 30, 2016 have been paid.
General and administrative expenses increased from $0.6 million for the three months ended September 30, 2015 to $0.7 million for the three months ended September 30, 2016 primarily due to the growth of our real estate portfolio. We expect general and administrative costs to increase in future periods as we acquire additional investments but to decrease as a percentage of total revenue.
Depreciation and amortization expenses increased from $0.2 million for the three months ended September 30, 2015 to $2.3 million for the three months ended September 30, 2016 primarily due to the growth of our real estate portfolio. We expect depreciation and amortization expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Interest expense increased from $0.3 million for the three months ended September 30, 2015 to $0.9 million for the three months ended September 30, 2016 primarily due to increased borrowings in connection with our acquisition activity. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Comparison of the nine months ended September 30, 2016 versus the nine months ended September 30, 2015
The following table provides summary information about our results of operations for the nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Hotel revenues	$20,563	$14,119	$6,444	46%	$5,671	$773
Office revenue	3,289	—	3,289	n/a	3,289	—
Interest income from real estate loan receivable	298	291	7	2%	—	7
Hotel expenses	13,466	9,105	4,361	48%	3,857	504
Office expenses	860	—	860	n/a	860	—
Asset management fees to affiliate	908	257	651	253%	551	100
Real estate acquisition fees to affiliate	1,341	—	1,341	n/a	1,341	—
Real estate acquisition fees and expenses	123	—	123	n/a	123	—
General and administrative expenses	2,106	1,560	546	35%	n/a	n/a
Depreciation and amortization	5,299	550	4,749	863%	3,757	992
Interest expense	2,379	869	1,510	174%	1,477	33
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 related to real estate acquired on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Hotel revenues increased from $14.1 million for the nine months ended September 30, 2015 to $20.6 million for the nine months ended September 30, 2016 as a result of the acquisition of Q&C Hotel in December 2015 and increases in occupancy and average daily rate with respect to the Springmaid Beach Resort. We expect hotel revenues to increase in future periods as a result of the ongoing improvements in connection with the re-branding strategy of our hotel properties. Office revenue for the nine months ended September 30, 2016 was $3.3 million. We expect office revenue to increase in future periods as a result of holding the assets acquired in 2016 for an entire period and anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.3 million for the nine months ended September 30, 2015 and 2016.
Hotel expenses increased from $9.1 million for the nine months ended September 30, 2015 to $13.5 million for the nine months ended September 30, 2016 as a result of the acquisition of Q&C Hotel and an increase in occupancy with respect to the Springmaid Beach Resort. Office expenses for the nine months ended September 30, 2016 were $0.9 million. We expect total expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Asset management fees to affiliate increased from $0.3 million for the nine months ended September 30, 2015 to $0.9 million for the nine months ended September 30, 2016 primarily due to the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of holding the assets acquired in 2016 for an entire period and anticipated future acquisitions of real estate properties. All asset management fees incurred as of September 30, 2016 have been paid.
Real estate acquisition fees and expenses to affiliate and non-affiliates were $1.5 million for the nine months ended September 30, 2016. We acquired one real estate property for $51.3 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we did not acquire any real estate properties. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
General and administrative expenses increased from $1.6 million for the nine months ended September 30, 2015 to $2.1 million for the nine months ended September 30, 2016 primarily due to the growth of our real estate portfolio. We expect general and administrative costs to increase in future periods as we acquire additional investments but to decrease as a percentage of total revenue.
Depreciation and amortization expenses increased from $0.6 million for the nine months ended September 30, 2015 to $5.3 million for the nine months ended September 30, 2016 primarily due to the growth of our real estate portfolio. We expect depreciation and amortization expenses to increase in future periods as a result of holding the assets acquired in 2016 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $0.9 million for the nine months ended September 30, 2015 to $2.4 million for the nine months ended September 30, 2016 primarily due to increased borrowings in connection with our acquisition activity. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2016 and 2015 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$601	$2,170	$(2,302)	$1,759
Depreciation of real estate assets	1,407	146	3,642	433
Amortization of lease-related costs	907	39	1,657	117
Adjustments for noncontrolling interests (1)	(119)	(19)	(334)	(55)
Adjustments for investment in unconsolidated entity (2)	29	—	29	—
FFO attributable to common stockholders	2,825	2,336	2,692	2,254
Straight-line rent and amortization of above- and below-market leases	(283)	—	(457)	—
Amortization of discounts and closing costs	(18)	(16)	(52)	(46)
Real estate acquisition fees to affiliate	—	—	1,341	—
Real estate acquisition fees and expenses	—	—	123	—
MFFO attributable to common stockholders	2,524	2,320	3,647	2,208
Other capitalized operating expenses (2)	(57)	—	(150)	—
Adjustments for noncontrolling interests - consolidated entity (1)	6	—	15	—
Adjusted MFFO attributable to common stockholders	$2,473	$2,320	$3,512	$2,208
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(2) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO for our equity investment in an unconsolidated entity.
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
During our private offering, there was no limit on the amount of organization and offering costs we could incur. As of September 30, 2016, we had recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, all of which were initially paid by our advisor or its affiliates on our behalf and subsequently reimbursed by us.
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
Through September 30, 2016, the Advisor and its affiliates had incurred organization and other offering costs on our behalf in connection with the Public Offering of approximately $7.7 million. As of September 30, 2016, we had paid $8.3 million in selling commissions and dealer manager fees and accrued $1.5 million of stockholder servicing fees. As of December 31, 2015, we had paid or accrued $3.3 million of other organization and offering expenses. Subsequent to December 31, 2015, we reversed $2.2 million of accrued organization and offering expenses due to affiliates as a result of an amendment to the advisory agreement, which limits other offering costs to 1.0% of gross proceeds from the primary portion of our initial public offering as noted above. As of September 30, 2016, we had recorded $1.2 million of other organization and offering expenses, which amount represents our maximum liability for organization and offering costs as of September 30, 2016 based on the 1.0% limitation described above.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow used in operations were as follows for the first, second and third quarters of 2016 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share(1) (2)	Distributions Declared Per Class T Share(1) (2)	Distributions Paid (3)			Cash Flows (Used in)/Provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2016	$93	$0.008	$—	$—	$—	$—	$(939)
Second Quarter 2016	570	0.048	0.024	183	286	469	1,941
Third Quarter 2016	1,513	0.098	0.074	251	378	629	1,627
	$2,176	$0.154	$0.098	$434	$664	$1,098	$2,629
_____________________
(1) Distributions for the period from March 1, 2016 through March 31, 2016 were based on daily record dates and were calculated at a rate of $0.00026202 per share per day less the applicable daily stockholder servicing fee. Distributions for the period from April 1, 2016 through September 30, 2016 were based on daily record dates and were calculated at a rate of $0.00052404 per share per day less the applicable daily stockholder servicing fee. On September 27, 2016, our board of directors declared a one-time cash distribution in the amount of $0.05 per share on the outstanding shares of all classes of our common stock to stockholders of record as of the close of business on September 27, 2016, which we paid on October 5, 2016.
(2) Assumes Class A share was issued and outstanding each day that was a record date for distributions during the period presented. Assumes Class T share was issued and outstanding from March 2, 2016 through September 30, 2016. Given the distribution rate declared for the period and the applicable daily stockholder servicing fee for Class T shares of common stock, the Company did not pay cash distributions on shares of Class T common stock for record dates from March 2, 2016 to March 31, 2016. Distributions declared per Class T share for the second and third quarter of 2016 are shown assuming the stockholder servicing fee is applicable to all outstanding Class T shares.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2016, we paid aggregate distributions of $1.1 million, including $0.4 million distributions paid in cash and $0.7 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the nine months ended September 30, 2016 was $2.3 million and cash flow provided by operations was $2.6 million.
From inception through September 30, 2016, we paid cumulative distributions of $2.1 million and our cumulative net loss during the same period was $6.9 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
We currently expect our board of directors to authorize and declare cash distributions based on daily record dates and pay these distributions on a monthly basis. We expect that we will fund these cash distributions from interest income on our debt investments, rental and other income on our real property investments and to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. We may also utilize strategic refinancings to fund cash distributions for investments that have appreciated in value after our acquisition. Generally, our distribution policy is not to pay cash distributions from sources other than cash flow from operations, investment activities and strategic financings. However, we may fund cash distributions from any source and there are no limits to the amount of distributions that we may pay from any source, including proceeds from our public offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, we would look first to other third party borrowings to fund these distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During our offering stage, we currently expect our board of directors to declare stock dividends on a set quarterly basis based on quarterly record dates. Especially during the early stages of our operations and until our cash flows stabilize, our board of directors believes the declaration of stock dividends is in our best interest because it will allow us to focus on our investment strategy of investing in opportunistic real estate investments that may generate limited cash flow but have the potential for appreciation. These stock dividends may reflect in part an increase or anticipated increase in portfolio value to the extent our board of directors believes assets in our portfolio have appreciated or will appreciate in value after acquisition or after we have taken control of the assets. In addition, these stock dividends may reflect in part cash flow from operations. However, we can provide no assurances that our stock dividends will reflect appreciation in our portfolio or cash flow from operations. Unless our assets appreciate in an amount sufficient to offset the dilutive effect of any stock dividends, the return per share for later investors purchasing our stock will be below the return per share of earlier investors. With respect to any non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, we will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property’s management, ownership and future. We also may have more capital available for investment in these properties than their prior owners and operators were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants.
Our board of directors declared or issued the following stock dividends on shares of our common stock during the nine months ended September 30, 2016:

Declaration Date	Record Date	Issue Date	Amount Declared per Share Outstanding	Total Shares Issued
March 21, 2016	March 31, 2016	April 1, 2016	0.005 shares	57,172
March 21, 2016	April 30, 2016	May 3, 2016	0.001667 shares	19,781
March 21, 2016	May 31, 2016	June 1, 2016	0.001667 shares	20,257
May 10, 2016	June 30, 2016	July 1, 2016	0.001667 shares	21,900
May 10, 2016	July 31, 2016	August 1, 2016	0.001667 shares	23,719
July 6, 2016	August 31, 2016	September 1, 2016	0.001667 shares	26,037
August 11, 2016	September 30, 2016	October 4, 2016	0.001667 shares	28,420
August 11, 2016	October 31, 2016	November 2, 2016	0.001667 shares	30,341
September 27, 2016	September 27, 2016	October 6, 2016	0.015 shares	254,287
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
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of November 4, 2016, we had sold 8,644,798 and 4,755,756 shares of Class A and Class T common stock in our initial public offering, respectively, for aggregate gross offering proceeds of $130.8 million. Included in these amounts were 195,574 and 22,876 shares of Class A and Class T common stock sold under our dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $1.9 million.
Cash Distributions Paid
On October 3, 2016, we paid distributions of $0.2 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from September 1, 2016 through September 30, 2016. On November 1, 2016, we paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from October 1, 2016 through October 31, 2016. Distributions for these periods were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
On October 5, 2016, we paid distributions of $0.8 million related to a one-time cash distribution in the amount of $0.05 per share on the outstanding shares of all classes of our common stock to stockholders of record as of the close of business on September 27, 2016.
Stock Dividends Issued
On August 11, 2016, our board of directors authorized stock dividends for the month of September 2016, in the amount of 0.001667 shares of each class of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on September 30, 2016. We issued the September 2016 stock dividend, consisting of 28,420 shares, on October 4, 2016.
Also, on August 11, 2016, our board of directors authorized stock dividends for the month of October 2016, in the amount of 0.001667 shares of each class of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on October 31, 2016. We issued the October 2016 stock dividend, consisting of 30,341 shares, on November 2, 2016.
On September 27, 2016, our board of directors authorized a one-time stock dividend in the amount of 0.015 shares of common stock to all common stockholders of record as of the close of business on September 27, 2016. We issued the one-time stock dividend, consisting of 254,287 shares, on October 6, 2016.
Distributions Declared
On October 11, 2016, our board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from November 1, 2016 through November 30, 2016, which we expect to pay in December 2016. On November 10, 2016, our board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from December 1, 2016 through December 31, 2016 and January 1, 2017 through January 31, 2017, which we expect to pay in January and February 2017, respectively. Distributions for the period from November 1, 2016 through December 31, 2016 will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from January 1, 2017 through January 31, 2017 will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Also on October 11, 2016, our board of directors authorized monthly stock dividends for the month of November 2016, in the amount of 0.001667 shares of each class of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on November 30, 2016, which we expect to issue in December 2016. Also on November 10, 2016, our board of directors authorized monthly stock dividends for the months of December 2016 and January 2017, each in the amount of 0.001667 shares of each class of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on December 31, 2016 and January 31, 2017, respectively, which we expect to issue in January 2017 and February 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Springmaid Beach Resort
In October 2016, Springmaid Beach Resort Hotel, which is located in Myrtle Beach, South Carolina, sustained significant damage from Hurricane Matthew. We are in the process of assessing the extent of the property damage at Springmaid Beach Resort Hotel and quantify the financial impact to our financial statements.
Probable Real Estate Investment
210 West 31st Street
On October 28, 2016, we, through a indirect wholly owned subsidiary, entered into a joint venture (the “210 West 31st Street Joint Venture”) with Onyx 31st Street LLC (the “210 West 31st Street JV Partner”). A wholly owned subsidiary of the 210 West 31st Street Joint Venture then entered into a purchase and sale agreement with the 210 West 31st Street JV Partner whereby the 210 West 31st Street JV Partner would assign 80% of its interest in a ground lease in 210 West 31st Street, New York, New York (“210 West 31st Street”) to the wholly owned subsidiary of the 210 West 31st Street Joint Venture. The 210 West 31st Street JV Partner would retain a 20% interest in the ground lease in 210 West 31st Street and contribute this interest in exchange for a 20% interest in the 210 West 31st Street Joint Venture. The 210 West 31st Street JV Partner is not affiliated with us or our advisor.  The contractual purchase price of the 80% interest in the ground lease is $38.4 million plus closing costs and the remaining 20% interest has an attributable value of $9.6 million.
We own an 80% equity interest in the 210 West 31st Street Joint Venture and is responsible for funding the purchase of the 80% interest in the ground lease. Income, losses and distributions are generally allocated based on the members’ respective equity interests, subject to adjustments based on certain performance thresholds set forth in the joint venture agreement. Additionally, in certain circumstances described in the joint venture agreement, we and the 210 West 31st Street JV Partner may be required to make additional capital contributions to the joint venture, in proportion to the members’ respective equity interests.
The 210 West 31st Street Joint Venture intends to fund the acquisition of 210 West 31st Street with capital contributions from its members and with proceeds from a mortgage loan. The 210 West 31st Street Joint Venture is currently negotiating the terms of the mortgage loan.
Pursuant to the purchase and sale agreement, the 210 West 31st Street Joint Venture would be obligated to purchase the property only after satisfaction of agreed-upon closing conditions. There can be no assurance that the 210 West 31st Street Joint Venture will complete the acquisition. In some circumstances, if the 210 West 31st Street Joint Venture fails to complete the acquisition it may forfeit up to $3.0 million.
210 West 31st Street is located in New York, New York and consists of an 8,637 square foot development site located directly across the street from Madison Square Garden and Penn Station. 210 West 31st Street is currently a 23,110 square foot, 2-story building with basement. We intend to make significant renovations or improvements to 210 West 31st Street, including demolishing the existing structure and redeveloping the property into a 2-story retail building with a lower level and a rooftop deck and currently estimates these renovation and improvements to cost approximately $14.2 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the financing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the origination of a mortgage loan. We are also exposed to the effects of foreign currency changes in the Euro with respect to our €2.1 million participating loan facility. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes and foreign currency changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
As of September 30, 2016, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At September 30, 2016, the fair value and carrying value of our fixed rate real estate loan receivable was $3.4 million. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $107.3 million of variable rate debt outstanding. Based on interest rates as of September 30, 2016, if interest rates were 100 basis points higher during the 12 months ending September 30, 2017, interest expense on our variable rate debt would increase by $1.1 million. As of September 30, 2016, one-month LIBOR was 0.53111% and if the LIBOR index was reduced to 0% during the 12 months ending September 30, 2017, interest expense on our variable rate debt would decrease by $0.6 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of September 30, 2016 was 11.7%. The effective interest rate represents the effective interest rate as of September 30, 2016, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of September 30, 2016 was 3.1%.  The weighted-average interest rate represent the actual interest rate in effect as of September 30, 2016 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of September 30, 2016 where applicable.
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
Based on sales volume to date, we expect to raise substantially less than the maximum offering amount in our ongoing public offering. Because we expect to raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our offering, therefore, increases the risk that our stockholders will lose money in their investment.
Our public offering is being made on a “best efforts” basis, whereby the brokers participating in the offering have no firm commitment or obligation to purchase any of the shares. To date, the proceeds we have raised in the offering are lower than our sponsor and dealer manager originally expected. Unless we file a registration statement with the SEC to conduct a follow-on public offering, we expect our public offering to terminate in August 2017.  As a result, we do not expect to raise the maximum offering amount in the public offering. Therefore, we will make fewer investments than originally intended resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. Adverse developments with respect to a single property, or a geographic region, will have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds will increase our fixed operating expenses as a percentage of our revenue, reducing our net income and limiting our ability to pay distributions to our stockholders.
Regulatory developments related to how we report our estimated value per share under recently effective FINRA and NASD Conduct Rules and changes to the definition of “fiduciary” under ERISA and the Code, may significantly affect our ability to raise substantial additional funds in the public offering.
In April 2016, final regulations went into effect that require FINRA members and their associated persons that participate in our public offering to disclose a per share estimated value of our shares developed in a manner reasonably designed to ensure that the per share estimated value is reliable.  As a result, we report the net investment amount of our shares as our estimated value per share, which net investment amount is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table and is effectively the purchase price of our primary offering shares, less the associated selling commission, dealer manager fee, and estimated organization and other offering expenses as shown in our estimated use of proceeds table in the prospectus for the public offering.  Also in April 2016, the DOL issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). The final regulation and the related exemptions will become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before that date. These regulatory developments may significantly affect our ability to raise substantial additional funds in the public offering.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)

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
For the nine months ended September 30, 2016, we paid aggregate distributions of $1.1 million, including $0.4 million of distributions paid in cash and $0.7 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the nine months ended September 30, 2016 was $2.3 million and cash flow provided by operations was $2.6 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with cash flow provided by operations.
From inception through September 30, 2016, we paid cumulative distributions of $2.1 million and our cumulative net loss during the same period was $6.9 million.

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
As of September 30, 2016, we had sold 12,219,724 shares of common stock in our ongoing initial public offering for gross offering proceeds of $119.4 million, including 132,339 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $1.3 million. As of September 30, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$8,323	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	1,247	Actual
Total expenses	$9,570

Percentage of offering proceeds used to pay or reimburse affiliates for expenses above	8.0%	Actual
______________________________________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears. Our dealer manager will reallow all of the stockholder servicing fees paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of September 30, 2016, we had accrued approximately $1.5 million in stockholder servicing fees, which is the maximum amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering as of September 30, 2016.
(2) Organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) are capped at 1.0% of gross offering proceeds from the primary portion of our initial public offering.  KBS Capital Advisors and its affiliates are responsible for any organization and other offering costs related to the primary portion of our initial public offering that exceed this limit.  The amount included above represents our maximum liability for organization and other offering costs based on the 1.0% limit.  As of September 30, 2016, KBS Capital Advisors and its affiliates had incurred an additional $6.5 million in organization and other offering costs on our behalf in connection with our initial public offering.

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
As of September 30, 2016, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $186.0 million in two hotel properties, two office properties, one first mortgage and an investment in an unconsolidated entity, including $5.4 million of acquisition fees and closing costs and origination fees and expenses.

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

Pursuant to the program, as amended, unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in the share redemption program), until we establish an estimated net asset value or NAV per share of our common stock, the price at which we will redeem the shares is as follows:

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
Upon a transfer of shares any pending redemption requests with respect to such transferred shares will be canceled as of the date we accept the transfer. Stockholders wishing to continue to have a redemption request related to any transferred shares considered by us must resubmit their redemption request.
Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2016, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	—	$—	(2)
February 2016	—	$—	(2)
March 2016	534	$8.64	(2)
April 2016	—	$—	(2)
May 2016	—	$—	(2)
June 2016	1,583	$9.17	(2)
July 2016	—	$—	(2)
August 2016	—	$—	(2)
September 2016	2,257	$9.15	(2)
	4,374
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2016, we redeemed $40,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2016 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2015 and the $0.5 million set aside for stockholder’s death, qualifying disability or determination of incompetence, we have $1.1 million available for redemptions during 2016, subject to the limitations described above.
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

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated August 12, 2016

10.2
Limited Liability Company Agreement of KBS SOR II Lofts at Noho Commons, LLC by and between Noho Commons Pacific Investors LLC and KBS SOR II Lofts at Noho Commons JV, LLC, dated as of September 29, 2016

10.3	Sale, Purchase and Escrow Agreement by and between Redrock Noho Residential, LLC and Noho Commons Pacific Owner LLC dated as of September 29, 2016

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program adopted February 16, 2016, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed February 22, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	November 14, 2016	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)