Form 10-K
period 2016-12-31
KBS Strategic Opportunity REIT II, Inc.
filed 2017-03-21
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock.  The Registrant commenced an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-192331) on August 12, 2014. The Registrant is currently offering shares at $10.00 per share of Class A common stock and $9.59 per share of Class T common stock, with discounts available for certain categories of purchasers. From August 12, 2014 to February 16, 2016, the Registrant was offering a single class of common stock (which has been designated as Class A) at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 12,836,885 shares of common stock held by non-affiliates as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 14, 2017, there were 14,681,353 and 7,890,834 outstanding shares of Class A and Class T common stock of the Registrant, respectively.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of December 31, 2016, our total assets were $383.2 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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

•
Based on sales volume to date, we expect to raise substantially less than the maximum offering amount in our initial public offering. Because we expect to raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our offering, therefore, increases the risk that our stockholders will lose money in their investment.

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
KBS Capital Advisors LLC (“KBS Capital Advisors”) serves as our external advisor pursuant to an advisory agreement initially entered into on July 3, 2013. As our advisor, KBS Capital Advisors manages our day-to-day operations and manages our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. As of December 31, 2016, our advisor owned 24,774 shares of our common stock.
Our advisor has formed a strategic relationship with STAM Europe (“STAM”), a commercial real estate investment and asset management firm headquartered in Paris, France to support us and our advisor in connection with any investments we may make in Europe. We can give no assurances as to the number, if any, of investments we may make in Europe.
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
We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of December 31, 2016, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of December 31, 2016, we had entered into a joint venture to develop one retail property, which is currently under construction.
As of December 31, 2016, we had sold 9,064,072 and 5,955,697 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $146.4 million in our initial public offering, including 208,880 and 26,106 shares of Class A and Class T common stock under our dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $2.2 million. Also as of December 31, 2016, we had redeemed 71,524 shares of Class A common stock for $0.6 million.

As of December 31, 2016, we had sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on each of April 2, 2014 and July 31, 2014, we issued 120,106 shares of Class A common stock for $1.0 million in separate private transactions exempt from the registration requirements of the Securities Act.
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
Investments in Real Estate-Related Loans
We have invested and may make additional investments in real estate-related loans, including distressed debt, first and second mortgage loans, mezzanine loans, B-Notes, bridge loans, convertible mortgages, wraparound mortgage loans, construction mortgage loans and participations in such loans. We have and expect in the future to structure, underwrite and originate many of the debt products in which we invest. Our underwriting process will involve comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we will be able to efficiently structure a diverse range of products. For instance, we may sell some components of the debt we originate while retaining attractive, risk-adjusted strips of the debt for ourselves. Our advisor or a wholly owned subsidiary of our advisor will source our debt investments. We will pay our advisor or its subsidiary acquisition and origination fees for loans that we make or acquire and asset management fees for the loans that we hold for investment.
We may sell some of the loans (or portions of the loans after separating them into tranches) that we originate to third parties for a profit. We expect to hold other loans (or portions of loans) for investment and in some instances securitize these loans through a CDO structure.

Other Investments
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
We have invested in a loan to STAM and may make similar loans to STAM in the future. STAM used the proceeds to fund a general partner interest in a STAM-sponsored institutional real estate fund with an unrelated third party joint venture partner. The real estate fund invested in European real estate which STAM manages on behalf of the joint venture. As part of the terms of this investment with STAM, we receive a portion of the fees STAM receives from the fund.
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
We intend to focus our investment activities on obtaining a diverse portfolio of opportunistic real estate, real estate-related loans, debt securities and other real estate investments. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. We expect that once we have fully invested the proceeds from our ongoing initial public offering, our debt financing and other liabilities will be 60% or less of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), although it may exceed this level during our offering stage. This is our target leverage as established by our board of directors. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2016, our borrowings and other liabilities were approximately 58% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
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
Real Estate Investments
As of December 31, 2016, we owned two hotel properties, two office properties and one apartment building. Additionally, as of December 31, 2016, we had entered into a joint venture to develop one retail property, which is currently under construction. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investment
As of December 31, 2016, we owned one real estate loan receivable with a total book value of $3.4 million. This loan had an annual effective interest rate of 11.7% as of December 31, 2016.

Other Investment
As of December 31, 2016, we owned an investment in an unconsolidated entity. On June 28, 2016, we originated a participating loan facility to STAM in an amount up to €2.6 million ($2.9 million at closing). We funded approximately €2.1 million ($2.3 million at closing). In addition to the amount funded at closing, we also capitalized an additional $0.2 million of acquisition costs and fees.  During the year ended December 31, 2016, we recognized $0.1 million of income with respect to this investment.
2016 Investment Highlights
During 2016, we acquired/originated:

•	an office property containing 123,529 rentable square feet located on approximately 4.2 acres of land in Campbell, California for $51.3 million plus closing costs;

•	a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). We funded approximately €2.1 million ($2.3 million) at closing;

•	a 292-unit apartment building in North Hollywood, California for $102.5 million plus closing costs; and

•	a leasehold interest consisting of an 8,637 square foot development site in New York, New York for $48.0 million plus closing costs.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 91 months (as of year-end 2016), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In December 2016, the U.S. Federal Reserve (the “FED”) increased interest rates for the second time since the 2008-2009 financial crisis. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. Real gross domestic product ("GDP") growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, particularly from China. With a backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar has remained a safe haven currency. The volume of available capital that is seeking “core” properties has helped to push the pricing of some assets past prior peaks, making some markets look expensive. Reduced leverage ratios have shifted more risk toward the equity investor. Traditional sources of capital are favoring a “risk-off” approach, where investors’ appetite for risk falls, when valuing investments. Investors acquiring properties are extremely selective, with cap rate compression having spread into secondary markets over the last two years. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are attempting to adjust to new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
A major factor contributing to the strength of the real estate cycle is the difficulty of securing construction financing. Lack of construction financing is effectively keeping an oversupply of commercial real estate, which is typical late in a real estate cycle, from emerging. Bank regulators and new risk-based capital guidelines have enforced discipline in lending, which has helped reduce new construction.

Economic Dependency
We are dependent on our advisor and our dealer manager for certain services that are essential to us, including the sale of our shares in our initial public offering; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations and leasing of our investment portfolio; and other general and administrative responsibilities. In the event that our advisor or dealer manager is unable to provide the respective services, we will be required to obtain such services from other sources.
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

Segments
We have invested in opportunistic real estate investments and originated a loan secured by a non-stabilized real estate asset. In general, we intend to hold our investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, our management views opportunistic real estate and other real estate-related assets as similar investments. Substantially all of our revenue and net income (loss) is from opportunistic real estate and other real estate-related assets, and therefore, we currently aggregate our operating segments into one reportable business segment. In addition, we have invested in a participating loan facility secured by a portfolio of light industrial properties located in Europe. However, based on our investment portfolio and future investment focus, we do not believe that our investment in the European asset is a reportable segment.
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
In April 2016, final regulations went into effect that require FINRA members and their associated persons that participate in our public offering to disclose a per share estimated value of our shares developed in a manner reasonably designed to ensure that the per share estimated value is reliable.  As a result, we report the net investment amount of our shares as our estimated value per share, which net investment amount is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table and is effectively the purchase price of our primary offering shares, less the associated selling commission, dealer manager fee, and estimated organization and other offering expenses as shown in our estimated use of proceeds table in the prospectus for the public offering. Also in April 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including IRAs). The final regulation and the related exemptions were originally scheduled to apply for investment transactions on and after April 10, 2017, but the final regulation has been recommended for reconsideration pursuant to executive order. The final regulation and the accompanying exemptions are complex, implementation may be further delayed, and the final regulation remains subject to potential further revision prior to implementation. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. These regulatory developments may significantly affect our ability to raise substantial additional funds in our initial public offering.
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
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 91 months (as of year-end 2016), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In December 2016, the FED increased interest rates for the second time since the 2008-2009 financial crisis. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. Real GDP growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, particularly from China. With a backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar has remained a safe haven currency. The volume of available capital that is seeking “core” properties has helped to push the pricing of some assets past prior peaks, making some markets look expensive. Reduced leverage ratios have shifted more risk toward the equity investor. Traditional sources of capital are favoring a “risk-off” approach, where investors’ appetite for risk falls, when valuing investments. Investors acquiring properties are extremely selective, with cap rate compression having spread into secondary markets over the last two years. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are attempting to adjust to new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
A major factor contributing to the strength of the real estate cycle is the difficulty of securing construction financing. Lack of construction financing is effectively keeping an oversupply of commercial real estate, which is typical late in a real estate cycle, from emerging. Bank regulators and new risk-based capital guidelines have enforced discipline in lending, which has helped reduce new construction.
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
We rely upon our sponsors and the other real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the KBS-advised investors, also rely upon Messrs. Bren and Schreiber for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) which are also externally advised by our advisor, rely upon Messrs. Bren, Hall, McMillan and Schreiber to identify potential investments and actively manage their assets. KBS Strategic Opportunity REIT, which has investment objectives similar to ours, has filed a registration statement with the SEC to conduct a follow-on offering that is in registration with the SEC. In addition, KBS Strategic Opportunity REIT may obtain capital from other sources during our offering and investment stage and may be seeking to invest in additional acquisitions while we are raising and investing proceeds from our offering stage. To the extent that our sponsors and the other real estate and debt finance professionals at our advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our initial public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the size of our initial public offering and the competition from other entities that may be better positioned to acquire the types of investments we desire to make increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.
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
We have a limited operating history. We were incorporated in the State of Maryland on February 6, 2013 and commenced a private placement offering in July 2013. We terminated offering shares in our private offering immediately prior to commencement of our initial public offering in August 2014. As of March 21, 2017, we owned two hotel properties, two office properties, one apartment building, one leasehold interest, an investment in an unconsolidated entity and one first mortgage loan. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
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
As of December 31, 2016, our net tangible book value per share of common stock was $8.06. The offering price of shares of our common stock under our initial public offering (ignoring purchase price discounts for certain categories of purchasers) is $10.00 per Class A share and $9.59 per Class T share. To the extent we are able to raise additional proceeds in our public offering, some of the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization expenses related to our real estate investments.
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
For the year ended December 31, 2015, we paid aggregate distributions of $1.0 million in the fourth quarter of 2015, including $0.4 million of distributions paid in cash and $0.6 million of distributions reinvested in shares of our Class A common stock through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2015 was $2.1 million. Cash flow provided by operating activities for the year ended December 31, 2015 was $0.4 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $0.4 million of cash flow provided by operating activities and $0.6 million of debt financing.
For the year ended December 31, 2016, we paid aggregate distributions of $2.7 million, including $1.1 million distributions paid in cash and $1.6 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2016 was $6.5 million and cash flow provided by operations was $0.7 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $2.0 million of cash flow provided by operations and $0.7 million of debt financing. For purposes of determining the source of distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through December 31, 2016, we paid cumulative distributions of $3.7 million and our cumulative net loss during the same period was $11.1 million.

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
Except with respect to unimproved or non-income producing property, we are not limited in the percentage of net proceeds of our initial public offering that we may allocate to a specific real estate asset type. Thus, we may make all of our investments in investments which present an increased risk of loss. In addition, we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our targeted investments described our prospectus. In particular, we may not make significant investments in Europe if our advisor determines that the returns associated with such investments do not justify the costs associated with such investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions.

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
We rely on key real estate and debt finance professionals at KBS Capital Advisors, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on many of the same real estate and debt finance professionals as will future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As such, we and the other KBS-sponsored programs that currently have funds available for investment and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our current acquisition stage will overlap to some extent with KBS Strategic Opportunity REIT and KBS Growth & Income REIT, five private KBS-sponsored programs and possibly future KBS-sponsored programs and KBS-advised investors. In particular, KBS Strategic Opportunity REIT, which has investment objectives similar to ours, has filed a registration statement with the SEC to conduct a follow-on offering that is in registration with the SEC. In addition, KBS Strategic Opportunity REIT may obtain capital from other sources during our offering and investment stage and may be seeking to invest in additional acquisitions while we are raising and investing proceeds from our offering stage.
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
We rely on KBS Capital Advisors and the real estate and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, for the day-to-day operation of our business. Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS REIT III; Messrs. Bren, Hall, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS Growth & Income REIT; Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT; and Messrs. Bren, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to KBS-advised investors in real estate and real estate-related assets. As a result of their interests in other KBS-sponsored programs, their obligations to other KBS-advised investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT, KBS Capital Advisors and other KBS-sponsored programs and other KBS-affiliated investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of an investment in us, may decline.

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
Our dealer manager, KBS Capital Markets Group, also acts as the dealer manager for the initial public offering of KBS Growth & Income REIT. KBS Growth & Income REIT is raising capital concurrently with our initial public offering. In addition, KBS Strategic Opportunity REIT has filed a registration statement with the SEC to conduct a follow-on offering that is in registration with the SEC. In addition, future KBS-sponsored programs may seek to raise capital through public offerings conducted concurrently with our offering. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

Our board of directors’ loyalties to KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
Four of our directors, including two of our independent directors, Messrs. Meyer and Petak, are also directors of KBS Strategic Opportunity REIT. Mr. Meyer is also a director of KBS Legacy Partners Apartment REIT. One of our affiliated directors is also a director of KBS REIT I, KBS REIT II and KBS REIT III. The loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, or possibly on the board of directors of future KBS-sponsored programs, may influence the judgment of our board when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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
On January 24, 2014, in consideration of the cash requirements necessary to effectively manage KBS Legacy Partners Apartment REIT’s assets, KBS Legacy Partners Apartment REIT amended and restated its share redemption program to limit redemptions to $2.0 million of shares in the aggregate during any calendar year. Additionally, during any calendar year, once KBS Legacy Partners Apartment REIT has redeemed $1.5 million of shares under its share redemption program, including Special Redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for Special Redemptions. Because of these limitations on the dollar value of shares that may be redeemed under its share redemption program, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions for 2014 in August 2014. The $2.0 million annual limitation was reset beginning January 1, 2015 and the outstanding unfulfilled redemption requests as of December 31, 2014 were fulfilled in January 2015. Because of limitation on the dollar value of shares that may be redeemed under its share redemption program described above, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions for the remainder of 2015 in March 2015. The $2.0 million annual limitation was reset beginning January 1, 2016 and $1.0 million of the outstanding unfulfilled redemption requests as of December 31, 2015, representing 103,808 shares, were fulfilled in January 2016. In January 2016, KBS Legacy Partners Apartment REIT exhausted the $1.5 million of funds available for all redemptions for 2016 and in August 2016, KBS Legacy Partners Apartment REIT exhausted the $0.5 million of funds available for Special Redemptions for the remainder of 2016.  As of December 31, 2016, KBS Legacy Partners Apartment REIT had $1.4 million of outstanding and unfulfilled ordinary redemption requests and $0.3 million of outstanding and unfulfilled Special Redemption requests. The annual limitation was reset on January 1, 2017, and KBS Legacy Partners Apartment REIT had an aggregate of $2.0 million of funds available for all redemptions, subject to the limitations in the share redemption program, including the requirement that the first $1.5 million of funds is available for all redemptions and the last $0.5 million is available solely for Special Redemptions. KBS Legacy Partners Apartment REIT exhausted $1.5 million of funds available for all redemptions for 2017 in January 2017 and an aggregate of $0.3 million of funds available for Special Redemptions for 2017 in January and February 2017. As such, KBS Legacy Partners Apartment REIT will only be able to process $0.2 million of redemption requests related to Special Redemptions for the remainder of 2017.

On May 15, 2014, KBS REIT II amended and restated its share redemption program to provide only for Special Redemptions. Special Redemptions are limited to an annual amount determined by KBS REIT II’s board of directors which may be reviewed and adjusted from time to time during the year.
On December 8, 2015, KBS Strategic Opportunity REIT amended and restated its share redemption program to provide a quarterly limit on the dollar amount of shares that may be redeemed in a given quarter (excluding Special Redemptions) of $3.0 million; provided that, to the extent $3.0 million of shares are not submitted for redemption, any remaining amounts will be included in the redemption limit for the following quarter.  During the year ended December 31, 2016, KBS Strategic Opportunity REIT redeemed $38.6 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2016 redemption date, except for $14.3 million of shares to be redeemed other than in connection with a Special Redemption.
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
For the purposes we have reported, the net investment amount of our shares as our estimated value per share, which net investment amount is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table. This amount is 90.1% of the $10.00 primary offering price of our Class A shares of common stock and 94.0% of the $9.59 primary offering price of our Class T shares of common stock. For each class of shares, this estimated value per share equals $9.01, which is the purchase price of our primary offering shares, less the associated selling commission, dealer manager fee, and estimated organization and other offering expenses as shown in our estimated use of proceeds table. This amount does not take into account the stockholder servicing fee that we pay with respect to Class T shares sold in the primary offering. No later than June 6, 2017, we will provide an estimated NAV per share that we will use as our estimated value per share. This value will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service and will comply with the IPA Valuation Guidelines. Once we announce an estimated NAV per share we generally expect to update the estimated NAV per share in December of each year.

This initial reported value will likely differ from the price at which a stockholder could resell his or her shares primarily because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets; (iii) the purchase prices at which shares of our Class A common stock were sold prior to commencement of our initial public offering were significantly below the purchase prices for shares in our initial public offering and we paid significant organization and offering expenses in connection with our private offering; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
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
We have invested in two hotel properties, two office properties, one apartment building, a leasehold interest through a joint venture to develop one retail property and one first mortgage loan and intend to invest in a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments, including direct investments in opportunistic real estate. Each of these investments will be subject to the risks typically associated with real estate. Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:

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
Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available for distributions.
Our opportunistic property-acquisition strategy will include investments in properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and shareholders equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on your investment.
We may invest some of the proceeds available for investment in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder's ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.
Newly constructed and existing multifamily rental properties or other properties that compete with any properties we may acquire in any particular location could adversely affect the operating results of our properties and our cash available for distribution.
We may acquire properties in locations that experience increases in construction of multifamily rental or other properties that compete with our properties. This increased competition and construction could:
•make it more difficult for us to find residents to lease units in our apartment communities;
•force us to lower our rental prices in order to lease units in our apartment communities; or
•substantially reduce our revenues and cash available for distribution.
Our efforts to upgrade multifamily rental properties to increase occupancy and raise rental rates through redevelopment and repositioning may fail, which may reduce our net income and the cash available for distributions to you.
The success of our ability to upgrade any multifamily rental properties that we may acquire and realize capital gains and current income for you on these investments materially depends upon the status of the economy where the multifamily rental property is located. Our revenues will be lower if the rental market cannot bear the higher rental rate that accompanies the upgraded multifamily rental property due to job losses or other economic hardships. Should the local market be unable to support a higher rental rate for a multifamily rental property that we upgraded, we may not realize the premium rental we had assumed by a given upgrade and we may realize reduced rental income or a reduced gain or even loss upon the sale of the property. These events could cause us to reduce the cash available for distributions.
Short-term multifamily leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions.
We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term or earlier in certain situations, such as when a resident loses his/her job, without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
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
Adverse weather conditions may influence revenues at the hotels we may acquire. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods. In particular, Springmaid Beach Resort Hotel, which represented 14% of our total assets as of December 31, 2016 is located in Myrtle Beach, South Carolina, an area that sustained significant damage from Hurricane Matthew in October 2016. Certain rooms were damaged and continue to be offline as of March 21, 2017. The pier was destroyed and certain restaurants and stores have been closed. Based on management’s estimates, we recognized an estimated aggregate loss for the damaged assets' net book value of $3.7 million during the year ended December 31, 2016, which was reduced by $3.7 million of estimated insurance recovery since we determined that it was probable of receipt. During the year ended December 31, 2016, we recorded a gain for casualty-related income, net on the accompanying consolidated statements of operations, which relates to the damages sustained on the pier. The net book value of the pier was $0.3 million and we received $1.9 million from the insurance company for damages sustained at the pier as of December 31, 2016.
Repair and cleanup costs incurred during the year ended December 31, 2016 of $2.9 million have been reduced by the estimated insurance recovery of $2.7 million. There were $0.2 million of repair and cleanup costs at the property not estimated to be recovered from insurance proceeds as the estimated loss on the buildings was less than the related deductible and reduced the gain for casualty-related income, net on the accompanying consolidated statements of operations.
As of December 31, 2016, we recorded a receivable of $6.2 million for estimated insurance recoveries related to the damages mentioned above. Subsequent to December 31, 2016 and through the date the consolidated financial statements are issued, we received $2.0 million of the estimated insurance recovery.
Adverse weather such as Hurricane Matthew could reduce the number of people that visit Springmaid Beach Resort as well as other hotels we acquire. In addition, certain properties such as Springmaid Beach Resort are susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Poor weather conditions could also disrupt operations at hotels we acquire, including Springmaid Beach Resort, and may adversely affect both the value of our investment in a hotel and the ability of our tenants and operators to make their scheduled rent payments to us.
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
If we acquire retail properties or mixed-use properties with a retail component, our investments may be affected by an economic downturn in the United States, which may have an adverse impact on the retail industry generally. Slow or negative growth in the retail industry may result in defaults by retail tenants, which could have an adverse impact on our results of operations.
Economic conditions in the United States have had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease space at any retail properties we may acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of any retail properties we acquire and our results of operations.
Any retail tenants we have will face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions.
Retailers will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. If retail tenants’ rent payments are based on the amount of sales revenue that they generate, such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of the regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, but not by way of limitation, the Dodd-Frank Act and the rulemaking thereunder provides for significantly increased regulation of the derivative transactions used to affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to an exemption for end-users of swaps upon which we and our subsidiaries generally rely, mandated clearing of certain derivatives transactions through central counterparties and execution on regulated exchanges or execution facilities and, (iii) to the extent we are required to clear any such transactions, margin and collateral requirements. The imposition, or the failure to comply with, any of the foregoing requirements may have an adverse effect on our business and our stockholders’ return.
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
On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and Benefit Plans.  The final regulation and the related exemptions were originally scheduled to apply for investment transactions on and after April 10, 2017, the final regulation has been recommended for reconsideration pursuant to executive order.  The final regulation and the accompanying exemptions are complex, implementation may be further delayed, and the final regulation remains subject to potential further revision prior to implementation. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.

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
If our assets are deemed to be plan assets, our advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if we or our advisor are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on their investment and our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2016, we owned two hotel properties, two office buildings and one apartment property. Additionally, as of December 31, 2016, we had entered into a joint venture to develop one retail property, which is currently under construction.
Hotel Properties
The following table provides summary information regarding our hotel properties as of December 31, 2016:

Property Location of Property	Date Acquired	Number of Rooms	Percentage Occupied for the Year Ended December 31, 2016	Average Revenue per Available Room	Average Daily Rate	Ownership %
Springmaid Beach Resort (1) Myrtle Beach, SC	12/30/2014	452	66.4%	$77.62	$116.95	90.0%
Q&C Hotel New Orleans, LA	12/17/2015	196	58.6%	$96.07	$164.01	90.0%
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

Pursuant to the lease agreements, the Hotel Operations Joint Venture will pay to the Hotel Owner Joint Venture, on a monthly basis, an annual basic rent. The annual basic rent will be adjusted as set forth in the lease agreements beginning in 2016 as well as prorated for any partial years. For the Springmaid Beach Resort the annual basic rent was $3.3 million for 2016 and is $3.6 million for 2017. For the Q&C Hotel the annual basic rent was $3.2 million for 2016 and is $3.3 million for 2017.
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
Springmaid Beach Resort
The Springmaid Hotel Operations Joint Venture has entered a management agreement with Doubletree Management LLC, an independent third-party hotel operator (“Doubletree”) pursuant to which Doubletree will manage and operate the Springmaid Beach Resort. The hotel was branded a DoubleTree by Hilton in September 2016 (the "Brand Commencement Date").
The management agreement requires us to maintain a minimum working capital reserve for the Springmaid Beach Resort. In addition, the Springmaid Hotel Owner Joint Venture is responsible for providing funds to meet the cash needs for the hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotel. The management agreement expires on December 31 of the 20th full year following the Brand Commencement Date. Upon mutual agreement, the parties may extend the term of the agreement for two successive periods of five years each. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the management agreement upon written notice to the defaulting party with no termination fee payable to Doubletree. In addition, we have the right to terminate the management agreement without the payment of a termination fee if Doubletree fails to achieve certain criteria relating to the performance of the hotel for any two consecutive years following the Brand Commencement Date. Under certain circumstances following a casualty or condemnation event, either party may terminate the management agreement provided Doubletree receives a termination fee an amount equal to two years of the base fee.  We are permitted to terminate the management agreement upon a sale, lease or other transfer of the Springmaid Beach Resort any time so long as the buyer is approved for, and enters into a DoubleTree by Hilton franchise agreement for the balance of the agreement’s term. Finally, we are restricted in our ability to assign the management agreement upon a sale, lease or other transfer the Springmaid Beach Resort unless the transferee is approved by Doubletree to assume the management agreement.
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
Q&C Hotel Operations has also entered a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041 with no renewal options. Marriott may terminate the franchise agreement immediately upon certain defaults and after an opportunity to cure with respect to certain other defaults. Pursuant to the franchise agreement, commencing on May 25, 2016, Q&C Hotel Operations will pay Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% after the third anniversary of the opening date and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues after May 25, 2019. Q&C Hotel Operations will also be responsible for the payment of certain other fees, charges and costs as set forth in the agreement.
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
Office Properties
The following table provides summary information regarding our office properties as of December 31, 2016:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Occupancy	Annualized Base Rent (1) (in thousands)	Average Annualized Base Rent per Square Foot (2)	Average Remaining Lease Term in Years	Ownership %
2200 Paseo Verde Henderson, NV	12/23/2015	Office	59,818	$13,146	63.3%	$1,112	$29.36	3.5	100.0%
Lincoln Court Campbell, CA	05/20/2016	Office	123,529	52,688	98.3%	5,307	43.69	2.1	100.0%
			183,347	$65,834		$6,419	$40.28	2.5
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.

Portfolio Lease Expiration
The following table reflects lease expirations of our office properties as of December 31, 2016:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month-to-Month	1	$59	0.9%	2,004	1.3%
2017	13	1,707	26.6%	39,199	24.6%
2018	13	1,672	26.0%	46,307	29.0%
2019	5	789	12.3%	19,633	12.3%
2020	6	1,405	21.9%	31,961	20.1%
2021	1	103	1.6%	3,403	2.1%
2022	1	176	2.7%	3,281	2.1%
2023	1	183	2.9%	6,097	3.8%
2024	—	—	—%	—	—%
2025	1	325	5.1%	7,460	4.7%
Total	42	$6,419	100%	159,345	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Apartment Property
The following table provides summary information regarding our apartment property as of December 31, 2016:

Property Location of Property	Date Acquired	Property Type	Number of Units	Monthly Rent (1)	Occupancy (2)	Average Monthly Rent per Leased Unit (3)	Ownership %
Lofts at NoHo Commons North Hollywood, CA	11/16/2016	Apartment	292	$537,000	89.4%	$2,056	90.0%
_____________________
(1) Monthly rent is based on the aggregate contractual rent from tenant leases in effect as of December 31, 2016, adjusted to reflect any contractual tenant concessions.
(2) Occupancy percentage is calculated as the number of occupied units divided by the total number of units of the property as of December 31, 2016.
(3) Average monthly rent per leased unit is calculated as the aggregate contractual rent from leases in effect as of December 31, 2016, adjusted to reflect any contractual tenant concessions, divided by the number of leased units.
Construction in Progress
On December 1, 2016, we, through a joint venture (the "210 West 31st Street Joint Venture"), acquired a leasehold interest to develop one retail property in 210 West 31st Street, New York, New York ("210 West 31st Street"). The leasehold interest for 210 West 31st Street expires January 31, 2114. We own an 80% equity interest in the 210 West 31st Street Joint Venture.
210 West 31st Street is located in New York, New York and consists of an 8,637 square foot development site located directly across the street from Madison Square Garden and Penn Station. 210 West 31st Street is currently a 23,110 square foot, 2-story building with basement. We intend to make significant renovations or improvements to 210 West 31st Street, including demolishing the existing structure and redeveloping the property into a 2-story retail building with a lower level and a rooftop deck and currently estimates these renovations and improvements to cost approximately $14.2 million. As of December 31, 2016, the book value of our construction in progress was $50.5 million.

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
Stockholder Information
As of March 14, 2017, we had 14,681,353 and 7,890,834 shares of Class A and Class T common stock, respectively, outstanding held by a total of approximately 2,600 and 1,700 stockholders, respectively. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the FINRA members and their associated persons that participated in the initial public offering of our common stock, in meeting their customer account statement reporting obligations pursuant to FINRA and NASD Conduct Rule 2340, as required by FINRA, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, prepares annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of our shares of common stock was $9.01 per share as of December 31, 2016. This valuation is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table in the prospectus for our most recent primary public offering. No later than June 6, 2017, we will provide an estimated NAV per share that we will use as our estimated value per share. This appraised value will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service and will comply with the IPA Valuation Guidelines. Once we announce an estimated NAV per share we generally expect to update the estimated NAV per share in December of each year.
Until we report an estimated NAV per share, the estimated value per share will likely differ from the price at which a stockholder could resell his or her shares primarily because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not be derived from, the fair market value of our assets nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets as such amounts do not reflect the reduced amount of proceeds available for investment after the payment of certain fees and expenses, (iii) the purchase prices at which shares of our Class A common stock were sold prior to commencement of our initial public offering were significantly below the purchase prices for shares in our initial public offering and we paid significant organization and offering expenses in connection with our private offering; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
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

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Distributions declared during 2016 and 2015, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$93	$570	$1,513	$785	$2,961
Distributions Declared Per Class A Share	$0.008	$0.048	$0.098	$0.048	$0.202
Distributions Declared Per Class T Share	$—	$0.024	$0.074	$0.025	$0.123
	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$—	$—	$—	$1,027	$1,027
Distributions Declared Per Class A Share	$—	$—	$—	$0.120	$0.120
Distributions Declared Per Class T Share	$—	$—	$—	$—	$—
The tax composition of our cash distributions paid during the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
Ordinary Income	—%	70%
Return of Capital	100%	30%
Capital Gain	—%	—%
Total	100%	100%
Commencing March 2015, our board of directors has declared and issued stock dividends on our common stock through December 31, 2016 as follows:

Period	Amount Declared per Share Outstanding (1)	Total Shares Issued
2015	0.100000 shares	765,604
2016	0.035003 shares	513,723
_____________________
(1) Amount declared per share outstanding includes one-time stock dividend, quarterly dividends and monthly dividends and assumes each share was issued and outstanding for the entire periods presented.
Stock dividends are non-taxable to stockholders at the time of issuance.
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$9,760	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	1,464	Actual
Total expenses	$11,224

Percentage of offering proceeds used to pay or reimburse affiliates for expenses above	7.67%	Actual
_____________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears. Our dealer manager will reallow all of the stockholder servicing fees paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of December 31, 2016, we had accrued approximately $0.5 million in stockholder servicing fees, which is the expected amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering as of December 31, 2016.
(2) Organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) are capped at 1.0% of gross offering proceeds from the primary portion of our initial public offering.  KBS Capital Advisors and its affiliates are responsible for any organization and other offering costs related to the primary portion of our initial public offering that exceed this limit.  The amount included above represents our maximum liability for organization and other offering costs based on the 1.0% limit.  As of December 31, 2016, KBS Capital Advisors and its affiliates had incurred an additional $6.9 million in organization and other offering costs on our behalf in connection with our initial public offering.

From the commencement of our ongoing initial public offering through December 31, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $135.2 million.
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
As of December 31, 2016, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $344.9 million in two hotel properties, two office properties, one apartment buildings, an investment in an unconsolidated entity, a leasehold interest through a joint venture to develop one retail property and one first mortgage, including $11.1 million of acquisition fees and closing costs and origination fees and expenses.
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
The dealer manager is responsible for marketing our shares in the initial public offering. We expect to terminate our initial public offering approximately 90 days (as determined by our Chief Executive Officer) after we have announced that we have raised $650 million in our primary initial public offering.  In no event may the primary offering  continue beyond the time period permitted by the rules promulgated by the SEC, which rules provide that absent the filing of a registration statement for a follow-on offering, our initial public offering will terminate after a three-year period (or in August 2017). We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.
As of December 31, 2016, we had sold 9,064,072 and 5,955,697 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $146.4 million in our initial public offering, including 208,880 and 26,106 shares of Class A and Class T common stock under our dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $2.2 million. As of December 31, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth above. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

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
Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table in our prospectus, as amended and supplemented. For each class of shares, this amount initially equals $9.01 per share for redemptions of shares received as a result of a stock dividend.
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

•
Until we establish an estimated NAV per share, which we expect to be no later than June 6, 2017, the redemption price is the amount paid to acquire the shares from us; provided that, stock dividends will initially be redeemed at the “net investment amount” per share, which is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table in our prospectus for our initial public offering, as amended and supplemented. For each class of shares, this amount initially equals $9.01 per share for redemptions of shares received as a result of a stock dividend; and

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
During the year ended December 31, 2016, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	—	$—	(2)
February 2016	—	$—	(2)
March 2016	534	$8.64	(2)
April 2016	—	$—	(2)
May 2016	—	$—	(2)
June 2016	1,583	$9.17	(2)
July 2016	—	$—	(2)
August 2016	—	$—	(2)
September 2016	2,257	$9.15	(2)
October 2016	33,594	$8.23	(2)
November 2016	—	$—	(2)
December 2016	33,556	$8.20	(2)
	71,524
_____________________
(1) Pursuant to the program, as amended, we initially redeem shares as follows:
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
Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price is the amount paid to acquire the shares from us. Furthermore, once we establish an estimated NAV per share of our common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated NAV per share no later than June 6, 2017.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2016, we redeemed $0.6 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2016 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2016 and the $0.5 million set aside for stockholder’s death, qualifying disability or determination of incompetence, we have $2.1 million available for redemptions during 2017, subject to the limitations described above.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2016, 2015, 2014 and 2013 and for the years ended December 31, 2016, 2015, 2014 and the period from July 3, 2013 to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2016	2015	2014	2013
Balance sheet data
Total real estate and real estate-related investments, net	$320,765	$113,345	$43,374	$—
Total assets	383,214	139,729	57,873	724
Total notes payable, net	208,581	60,836	25,341	—
Total liabilities	221,125	67,895	27,215	642
Redeemable common stock	2,121	1,092	—	—
Total equity	159,968	70,742	30,658	82

	For the Years Ended December 31,			For the Period from July 3, 2013 to December 31, 2013
Operating data	2016	2015	2014
Total revenues	$31,320	$17,025	$184	$—
Class A Common Stock:
Net loss attributable to common stockholders	(5,639)	(2,002)	(2,351)	(65)
Net loss per common share - basic and diluted	(0.42)	(0.29)	(0.85)	(0.05)
Class T Common Stock:
Net loss attributable to common stockholders	(851)	(54)	(105)	(6)
Net loss per common share - basic and diluted	(0.43)	(0.44)	(0.85)	(0.05)
Other data
Cash flows provided by (used in) operating activities	$704	$434	$(1,394)	$—
Cash flows used in investing activities	(221,728)	(69,467)	(43,358)	—
Cash flows provided by financing activities	242,784	80,598	57,840	513
Distributions declared	(2,961)	(1,027)	—	—
Distributions declared per common share - Class A	$0.202	$0.120	$—	$—
Distributions declared per common share - Class T	$0.123	$—	$—	$—
Stock dividends declared per common share	0.035	0.100	—	—
Weighted-average number of common shares outstanding, basic and diluted - Class A	13,335,767	6,965,968	2,764,055	1,284,790
Weighted-average number of common shares outstanding, basic and diluted - Class T	1,992,089	123,982	123,982	123,982

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of December 31, 2016, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of December 31, 2016, we had entered into a joint venture to develop one retail property, which is currently under construction.
As of December 31, 2016, we had sold 9,064,072 and 5,955,697 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $146.4 million in our initial public offering, including 208,880 and 26,106 shares of Class A and Class T common stock under our dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $2.2 million. Also as of December 31, 2016, we had redeemed 71,524 shares of Class A common stock for $0.6 million.
As of December 31, 2016, we had sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on each of April 2, 2014 and July 31, 2014, we issued 120,106 shares of Class A common stock for $1.0 million in separate private transactions exempt from the registration requirements of the Securities Act.
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
Market Outlook ─ Real Estate and Real Estate Finance Markets
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Liquidity and Capital Resources
On January 7, 2015, we broke escrow in our initial public offering. We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We expect to obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2016, we had sold 9,064,072 and 5,955,697 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $146.4 million in our initial public offering. Additionally, we sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
Regulatory developments related to the reporting of our estimated value per share under recently effective FINRA and NASD Conduct Rules, and potential changes to the definition of fiduciary under ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended may significantly affect our ability to raise substantial additional funds in the public offering.  See Part I, Item 1A “Risk Factors” herein. If we are unable to raise substantially more funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether we are able to raise substantial funds in the initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
During the year ended December 31, 2016, we acquired one office property, one apartment building, an investment in an unconsolidated entity and we entered into a joint venture to develop one retail property, which is currently under construction. Our cash needs for these originations and acquisitions were met primarily with proceeds from our initial public offering and debt financing. As of December 31, 2016, $14.5 million was available under the 210 West 31st Street Mortgage Loan for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments include payments to the dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses, provided that no reimbursements made by us to our advisor or dealer manager may cause total organization and offering expenses incurred by us in connection with our initial public offering (including selling commissions, dealer manager fees, stockholder servicing fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our public offering as of the date of reimbursement. As of December 31, 2016, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $8.4 million. In addition, our advisor and its affiliates will reimburse us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of our initial public offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of December 31, 2016, our advisor had incurred offering expenses on our behalf related to our private offering of $1.0 million, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. We will also continue to make payments to our dealer manager related to the stockholder servicing fees. Our currently effective advisory agreement expires August 12, 2017 but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2016 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.

Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of December 31, 2016, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of December 31, 2016, we had entered into a joint venture to develop one retail property, which is currently under construction. During the year ended December 31, 2016, net cash provided by operating activities was $0.7 million. We expect that our cash flows from operating activities will generally increase in future years as a result of owning the assets acquired during 2016 for an entire period, anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $221.7 million for the year ended December 31, 2016 and primarily consisted of the following:

•	$204.0 million for the acquisitions of an office property, an apartment building and a retail property, which is currently under construction;

•	$16.9 million of improvements to real estate;

•	$2.5 million for an investment in an unconsolidated entity;

•	$1.9 million of insurance proceeds for property damages;

•	$0.1 million for the purchase of an interest rate cap; and

•	$0.1 million of payments for construction in progress.
Cash Flows from Financing Activities
Net cash provided by financing activities was $242.8 million for the year ended December 31, 2016 and consisted primarily of the following:

•	$147.1 million of net cash provided by debt financings as a result of proceeds from notes payable of $150.3 million, partially offset by payments of deferred financing costs of $3.1 million;

•
$89.9 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $5.9 million;

•	$7.4 million of noncontrolling interest contributions;

•	$1.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.6 million and

•	$0.6 million of cash used for redemptions of common stock.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2016, our borrowings and other liabilities were approximately 58% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$212,010	$45,430	$133,080	$33,500	$—
Interest payments on outstanding debt obligations (2)	19,246	7,782	11,110	354	—
Stockholder servicing fee liability (3)	374	374	—	—	—
Lease obligations	55,839	363	720	720	54,036
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2016. We incurred interest expense of $3.5 million, excluding amortization of deferred financing costs of $0.6 million and unrealized loss on interest rate cap of $0.1 million and including interest capitalized of $0.4 million for the year ended December 31, 2016.
(3) Stockholder servicing fee is an annual fee of 1.0% of the purchase price per Class T share sold in our primary public offering for services rendered to Class T stockholders by the broker dealer of record after the initial sale of the Class T share. The stockholder servicing fee will accrue daily and be paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share. The amount shown is the amount projected as payable as of December 31, 2016.
In addition, as of December 31, 2016, we expect to incur approximately $14.2 million related to development costs through 2018 related to 210 West 31st Street.
Results of Operations
Overview
As of December 31, 2015, we had invested in two hotel properties, one office property and one first mortgage loan. As of December 31, 2016, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of December 31, 2016, we had entered into a joint venture to develop one retail property, which is currently under construction. We funded the acquisitions of these investments with proceeds from our terminated private offering, initial public offering and debt financing. Our results of operations for the year ended December 31, 2016 are not indicative of those in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to make future acquisitions of real estate and real estate-related investments. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2016 for an entire year and anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015
The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Hotel revenues	$24,807	$16,602	$8,205	49%	$7,905	$300
Office revenues	5,224	33	5,191	15,730%	5,191	—
Apartment revenues	890	—	890	n/a	890	—
Interest income from real estate loans receivable	399	390	9	2%	—	9
Hotel expenses	17,592	11,594	5,998	52%	5,346	652
Office expenses	1,378	7	1,371	19,586%	1,371	—
Apartment expenses	353	—	353	n/a	353	—
Asset management fees to affiliate	1,340	380	960	253%	863	97
Real estate acquisition fees and expenses to affiliate	3,759	995	2,764	278%	2,764	—
Real estate acquisition fees and expenses	946	1,253	(307)	(25)%	(307)	—
General and administrative expenses	2,503	2,427	76	3%	n/a	n/a
Depreciation and amortization	7,848	1,171	6,677	570%	5,732	945
Interest expense	3,797	1,199	2,598	217%	2,435	163
Casualty-related income, net	1,394	—	1,394	n/a	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 related to real estate acquired on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented. Springmaid Beach Resort was our only investment owned during both periods.
Hotel revenues increased from $16.6 million for the year ended December 31, 2015 to $24.8 million for the year ended December 31, 2016 as a result of the acquisition of Q&C Hotel in December 2015 and increases in occupancy and average daily rate with respect to the Springmaid Beach Resort, partially offset by rooms out of service as a result of Hurricane Matthew. We expect hotel revenues to increase in future periods as a result of the ongoing improvements in connection with the re-branding strategy of our hotel properties.
Office revenues and apartment revenues for the year ended December 31, 2016 were $5.2 million and $0.9 million, respectively. We expect office revenues and apartment revenues to increase in future periods as a result of holding the assets acquired in 2016 for an entire period and anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.4 million for the years ended December 31, 2016 and 2015.
Hotel expenses increased from $11.6 million for the year ended December 31, 2015 to $17.6 million for year ended December 31, 2016 as a result of the acquisition of Q&C Hotel and an increase in occupancy with respect to the Springmaid Beach Resort, partially offset by rooms out of service as a result of Hurricane Matthew. Office expenses and apartment expenses for the year ended December 31, 2016 were $1.4 million and $0.4 million, respectively. We expect total expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Asset management fees to affiliate increased from $0.4 million for the year ended December 31, 2015 to $1.3 million for year ended December 31, 2016 primarily due to the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of holding the assets acquired in 2016 for an entire period and anticipated future acquisitions of real estate properties. All asset management fees incurred as of December 31, 2016 have been paid.
Real estate acquisition fees and expenses to affiliate and non-affiliates increased from $2.2 million for the year ended December 31, 2015 to $4.7 million for year ended December 31, 2016. We acquired an office property and an apartment building for $153.8 million during the year ended December 31, 2016. During the year ended December 31, 2015 we acquired a hotel property and an office property for $64.0 million. In addition, during the year ended December 31, 2016, we capitalized $2.6 million in acquisition fees and expenses related to the acquisition of a leasehold interest, the origination of a participating loan facility and acquisition fees related to our redevelopment plans. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.

General and administrative expenses increased from $2.4 million for the year ended December 31, 2015 to $2.5 million for the year ended December 31, 2016 primarily due to the growth of our real estate portfolio. We expect general and administrative costs to increase in future periods as we acquire additional investments but to decrease as a percentage of total revenue.
Depreciation and amortization expenses increased from $1.2 million for the year ended December 31, 2015 to $7.8 million for the year ended December 31, 2016 primarily due to the growth of our real estate portfolio. We expect depreciation and amortization expenses to increase in future periods as a result of holding the assets acquired in 2016 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $1.2 million for the year ended December 31, 2015 to $3.8 million for the year ended December 31, 2016 primarily due to increased borrowings in connection with our acquisition activity. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Casualty-related income, net for the year ended December 31, 2016 was $1.4 million and relates to property damages and insurance recoveries related to the impact of Hurricane Matthew at the Springmaid Beach Resort. The net book value of the pier was $0.3 million and we received $1.9 million from the insurance company for damages sustained at the pier as of December 31, 2016. The gain for casualty-related income, net on the pier was offset by approximately $0.2 million of repair and cleanup costs to other buildings at the property that was not covered by insurance as the estimated loss sustained on these buildings was less than the respective deductible.
Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014
Hotel revenues increased from $0.1 million for the year ended December 31, 2014 to $16.6 million for the year ended December 31, 2015.  Interest income from our real estate loan receivable, recognized using the interest method, increased from$0.1 million for the year ended December 31, 2014 to $0.4 million for the year ended December 31, 2015.
For the year ended December 31, 2014, total recurring expenses directly related to our real estate and real estate loan receivable was $91,000, consisting of $46,000 of hotel expenses, $13,000 of asset management fees to affiliate, $3,000 of depreciation and amortization and $29,000 of interest expense.  Additionally, we incurred real estate acquisitions fees to affiliates and non-affiliates of $1.6 million for the year ended December 31, 2014, which relates to the acquisition of Springmaid Beach Resort.  For the year ended December 31, 2015, total expenses directly related to our real estate and real estate loan receivable were $14.4 million, consisting of $11.6 million of hotel expenses, $0.4 million of asset management fees to affiliate, $1.2 million of depreciation and amortization expense and $1.2 million of interest expense. Additionally, we incurred real estate acquisitions fees to affiliates and non-affiliates of $2.2 million for the year ended December 31, 2015, which primarily relates to the acquisition of Q&C Hotel and 2200 Paseo Verde. All asset management fees incurred as of December 31, 2015 had been paid.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2016, 2015 and 2014 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2016	2015	2014
Net loss attributable to common stockholders	$(6,490)	$(2,056)	$(2,456)
Depreciation of real estate assets	5,151	998	3
Amortization of lease-related costs	2,697	173	—
Adjustments for noncontrolling interests (1)	(485)	(114)	—
FFO attributable to common stockholders	873	(999)	(2,453)
Straight-line rent and amortization of above- and below-market leases	(773)	1	—
Amortization of discounts and closing costs	(70)	(62)	(19)
Unrealized losses on derivative instruments	97	71	23
Real estate acquisition fees to affiliate	3,759	995	555
Real estate acquisition fees and expenses	946	1,253	1,016
Adjustments for noncontrolling interests (1)	(82)	(107)	(99)
MFFO attributable to common stockholders	4,750	1,152	(977)
Other capitalized operating expenses (3)	(180)	—	—
Casualty-related income, net (4)	(1,394)	—	—
Adjustments for noncontrolling interests - consolidated entity (1)	154	—	—
Adjusted MFFO attributable to common stockholders	$3,330	$1,152	$(977)
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
(3) Reflects real estate taxes, property insurance and financing costs that are capitalized with respect to certain renovation projects but excluding development projects. During the time in which we are incurring costs necessary to bring these investments to their intended use, certain normal recurring operating costs are capitalized in accordance with GAAP and not reflected in our net income (loss), FFO and MFFO.
(4) Reflects property damages and insurance recoveries related to the impact of Hurricane Matthew at the Springmaid Beach Resort. We exclude them from Adjusted MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis. We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.
FFO, MFFO and Adjusted MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, MFFO and Adjusted MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO, MFFO and Adjusted MFFO to improve in future periods to the extent that we continue to lease up vacant space and acquire additional assets. We expect FFO, MFFO and Adjusted MFFO to increase as a result of acquisitions.
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
During our private offering, there was no limit on the amount of organization and offering costs we could incur. As of December 31, 2016, we had recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, all of which were initially paid by our advisor or its affiliates on our behalf and subsequently reimbursed by us. In addition, we paid $1.9 million in selling commissions and dealer manager fees related to our private offering.

During our initial public offering, pursuant to the advisory agreement and dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of us, provided that no reimbursements made by us to our advisor or the dealer manager may cause total organization and offering expenses incurred by us in connection with our initial public offering (including selling commissions, dealer manager fees and the stockholder servicing fees) to exceed 15% of the aggregate gross proceeds from our initial public offering as of the date of reimbursement. In addition, our advisor and its affiliates will reimburse us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of our initial public offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering.
Through December 31, 2016, the Advisor and its affiliates had incurred organization and other offering costs on our behalf in connection with the public offering of approximately $8.4 million. As of December 31, 2016, we had paid $9.8 million in selling commissions and dealer manager fees and paid and accrued $0.5 million of stockholder servicing fees. As of December 31, 2015, we had paid or accrued $3.3 million of other organization and offering expenses. Subsequent to December 31, 2015, we reversed $2.2 million of accrued organization and offering expenses due to affiliates as a result of an amendment to the advisory agreement, which limits other offering costs to 1.0% of gross proceeds from the primary portion of our initial public offering as noted above. As of December 31, 2016, we had recorded $1.5 million of other organization and offering expenses, which amount represents our maximum liability for organization and offering costs as of December 31, 2016 based on the 1.0% limitation described above.
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
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow used in operations during 2016 were as follows (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share(1) (2)	Distributions Declared Per Class T Share(1) (2)	Distributions Paid (3)			Cash Flows (Used in)/ Provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2016	$93	$0.008	$—	$—	$—	$—	$(1,279)
Second Quarter 2016	570	0.048	0.024	183	286	469	1,862
Third Quarter 2016	1,513	0.098	0.074	251	378	629	3,649
Fourth Quarter 2016	785	0.048	0.025	623	966	1,589	(3,528)
	$2,961	$0.202	$0.123	$1,057	$1,630	$2,687	$704
_____________________
(1) Distributions for the period from March 1, 2016 through March 31, 2016 were based on daily record dates and were calculated at a rate of $0.00026202 per share per day less the applicable daily stockholder servicing fee. Distributions for the period from April 1, 2016 through December 31, 2016 were based on daily record dates and were calculated at a rate of $0.00052404 per share per day less the applicable daily stockholder servicing fee. On September 27, 2016, our board of directors declared a one-time cash distribution in the amount of $0.05 per share on the outstanding shares of all classes of our common stock to stockholders of record as of the close of business on September 27, 2016.
(2) Assumes Class A share was issued and outstanding each day that was a record date for distributions during the period presented. Assumes Class T share was issued and outstanding from March 2, 2016 through December 31, 2016. Given the distribution rate declared for the period and the applicable daily stockholder servicing fee for Class T shares of common stock, we did not pay cash distributions on shares of Class T common stock for record dates from March 2, 2016 to March 31, 2016.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.

For the year ended December 31, 2016, we paid aggregate distributions of $2.7 million, including $1.1 million distributions paid in cash and $1.6 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2016 was $6.5 million and cash flow provided by operations was $0.7 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $2.0 million of cash flow from operating activities and $0.7 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through December 31, 2016, we paid cumulative distributions of $3.7 million and our cumulative net loss during the same period was $11.1 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
During the year ended December 31, 2016, we issued 0.033336 shares of common stock per each share of common stock outstanding, assuming each share was issued and outstanding for the entire year, which includes a one-time stock dividend, quarterly dividends and monthly dividends declared.
Going forward we expect our board of directors to continue to authorize and declare cash distributions based on daily record dates and to pay these distributions on a monthly basis and during our offering stage to continue to authorize and declare stock dividends based on a single record date as of the end of the month, and to issue these dividends on a monthly basis. Cash distributions and stock dividends will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for stock dividends or cash distributions to stockholders. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders.
We expect that we will fund these cash distributions from interest income on our debt investments, rental and other income on our real property investments and to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. We may also utilize strategic refinancings to fund cash distributions for investments that have appreciated in value after our acquisition. Generally, our distribution policy is not to pay cash distributions from sources other than cash flow from operations, investment activities and strategic financings. However, we may fund cash distributions from any source and there are no limits to the amount of distributions that we may pay from any source, including proceeds from our public offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, we would look first to other third party borrowings to fund these distributions.
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
Real Estate - Office and Apartment
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
We lease apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. We recognize rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is reasonably assured.
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

Buildings	25-40 years
Building Improvements	10-25 years
Tenant Improvements	Shorter of lease term or expected useful life
Tenant Origination and Absorption Costs	Remaining term of related leases, including below-market renewal periods
Real Estate Subsidies & Abatements	Remaining term of agreement
Furniture, Fixtures & Equipment	3-12 years
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
Intangible assets include the value of in place leases, which represents the estimated value of the net cash flows of the in place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease up. Acquired in place lease values are amortized to expense over the average remaining non-cancelable terms of the respective in place leases, including any below-market renewal periods. Intangible assets also include the estimated value of subsidy receipts for apartments, which are recorded at a discounted present value based on estimated collectibility and are amortized on a straight-line basis over the period the amounts are expected to be collected.
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
Direct investments in undeveloped land or properties without loans in place at the time of acquisition will be accounted for as an asset acquisition and not as a business combination. Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition. Additionally, during the time in which we are incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized.
Impairment of Real Estate and Related Intangible Assets and Liabilities
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. We did not record any impairment losses on our real estate and related intangible assets during the years ended December 31, 2016, 2015 and 2014.
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
Insurance Proceeds for Property Damages
We maintain an insurance policy that provides coverage for property damages and business interruption. Losses due to physical damages are recognized during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable. Losses, which are reduced by the related probable insurance recoveries, are recorded as casualty-related income/(loss), net on the accompanying consolidated statements of operations. Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved. Anticipated recoveries for lost revenue due to property damages are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
Construction in Progress
Direct investments in undeveloped land or properties without leases in place at the time of acquisition are accounted for as an asset acquisition and not as a business combination.  Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition.  Additionally, during the time in which we are incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized. Once construction in progress is substantially completed, the amounts capitalized to construction in progress are transferred to land and buildings and improvements and are depreciated over their respective useful lives.
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
As of December 31, 2016 and 2015, there was no loan loss reserve and we did not record any impairment related to our real estate loan receivable. However, in the future, we may experience losses from our investment in loan receivable requiring us to record a loan loss reserve. Realized losses could be material and significantly exceed any recorded reserves.
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

Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of March 14, 2017, we had sold 9,611,403 and 7,766,852 shares of Class A and Class T common stock, respectively, in our initial public offering for aggregate gross offering proceeds of $169.1 million. Included in these amounts were 249,702 and 38,583 shares of Class A and Class T common stock, respectively, sold under our dividend reinvestment plan for aggregate gross offering proceeds of $2.7 million.
Cash Distributions Paid
On January 4, 2017, we paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from December 1, 2016 through December 31, 2016. On February 1, 2017, we paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from January 1, 2017 through January 31, 2017. On March 1, 2017, we paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from February 1, 2017 through February 28, 2017. Distributions for the period from December 1, 2016 through December 31, 2016 were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the periods from January 1, 2017 through February 28, 2017 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On November 10, 2016, our board of directors authorized stock dividends for the month of December 2016 and January 2017, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on December 31, 2016 and January 31, 2017, respectively.  We issued the December 2016 and January 2017 stock dividends, consisting of 33,542 shares and 34,739 shares, respectively, on January 5, 2017 and February 2, 2017, respectively.
On January 26, 2017, our board of directors authorized stock dividends for the month of February 2017, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on February 28, 2017.  We issued the February 2017 stock dividend, consisting of 36,244 shares, on March 2, 2017.
Distributions Declared
On January 26, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from March 1, 2017 through March 31, 2017, which we expect to pay in April 2017. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during the period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.

Also on January 26, 2017, our board of directors authorized a stock dividend for the month of March 2017 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on March 31, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue these stock dividends in April 2017.
On March 16, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from April 1, 2017 through April 30, 2017 and May 1, 2017 through May 31, 2017, which we expect to pay in May 2017 and June 2017, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on March 16, 2017, our board of directors authorized a stock dividend for the months of April 2017 and May 2017 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on April 30, 2017 and May 31, 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue these stock dividends in and May 2017 and June 2017, respectively.

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

The table below summarizes the book value and the interest rate of our loan receivable and outstanding principal balance and the weighted average interest rates for our notes payable for each category as of December 31, 2016 based on the maturity dates and the notional amount and average pay and receive rates of our derivative instrument as of December 31, 2016 based on maturity date (dollars in thousands):

	Maturity Date						Total Value or Notional Amount
	2017	2018	2019	2020	2021	Thereafter		Fair Value
Assets
Loan receivable, book value
Mortgage loan - fixed rate	$3,442	$—	$—	$—	$—	$—	$3,442	$3,401
Annual effective interest rate (1)	11.7%	—	—	—	—	—	11.7%
Derivative instrument
Interest rate caps, notional amount	$—	$54,330	$47,110	$—	$—	$—	$101,440	$95
Average interest strike rate (2)	—	3.0%	3.0%	—	—	—	3.0%
Liabilities
Notes Payable, principal outstanding
Variable rate	$45,430	$28,330	$104,750	$33,500	$—	$—	$212,010	$211,565
Average interest rate (3)	3.5%	3.9%	4.2%	2.5%	—	—	3.7%
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2016 using the interest method, divided by the average amortized cost basis of the investments.
(2) The average interest strike rate represents the weighted-average cap on one-month LIBOR on the applicable notional amounts.
(3) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2016 is calculated as the actual interest rate in effect at December 31, 2016 (consisting of the contractual interest rate), using interest rate indices at December 31, 2016, where applicable.
As of December 31, 2016, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At December 31, 2016, the fair value and carrying value of our fixed rate real estate loan receivable was $3.4 million. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $212.0 million of variable rate debt outstanding. Based on interest rates as of December 31, 2016, if interest rates were 100 basis points higher during the 12 months ending December 31, 2016, interest expense on our variable rate debt would increase by $2.1 million. As of December 31, 2016, one-month LIBOR was 0.77167% and if the LIBOR index was reduced to 0% during the 12 months ending December 31, 2016, interest expense on our variable rate debt would decrease by $1.6 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of December 31, 2016 was 11.7%.  The effective interest rate represents the effective interest rate as of December 31, 2016, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of December 31, 2016 was 3.7%.  The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of December 31, 2016 where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the year ended December 31, 2016, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Keith D. Hall	Chief Executive Officer and Director	58
Peter McMillan III	Chairman of the Board, President and Director	59
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	39
Stacie K. Yamane	Chief Accounting Officer	52
Michael L. Meyer	Independent Director	78
William M. Petak	Independent Director	55
Laurent Degryse	Independent Director	50
_____________________
* As of March 1, 2017.
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
Mr. Hall is a co-founder of Willowbrook Capital Group, LLC, which is an asset management company. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.
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
Peter McMillan III is our President, the Chairman of the Board and one of our directors, positions he has held since our formation in February 2013. He is also President, Chairman of the Board and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008. He is also an Executive Vice President, Treasurer, Secretary and a director of KBS REIT I, KBS REIT II and KBS REIT III, and an Executive Vice President of KBS Legacy Partners Apartment REIT, positions he has held for these entities since June 2005, August 2007, January 2010 and August 2009, respectively. In addition, Mr. McMillan is a sponsor of our company, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, which were formed in 2013, 2005, 2007, 2009, 2008, 2009 and 2015, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor. Mr. McMillan is also a member of the investment committee formed by our advisor to evaluate and authorize new investment opportunities for us.

Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC which is was an asset management company. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the Board of Trustees of Metropolitan West Funds and TCW Mutual Funds and is a former director of Steinway Musical Instruments, Inc and KBS Growth & Income REIT.
Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors and the Chairman of the Board for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct our board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, TCW Mutual Funds and Metropolitan West Funds and as a former director of Steinway Musical Instruments, Inc. and KBS Growth & Income REIT provide him with an understanding of the requirements of serving on a public company board and qualify him to serve as the chairman of our board of directors.
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
Our board of directors has concluded that Mr. Meyer is qualified to serve as one of our independent directors and the chairman of our audit committee for reasons including his expertise with respect to residential and commercial real estate investments and accounting and financial reporting matters. With over 13 years of experience investing in residential and commercial real estate and providing residential and commercial real estate acquisition, financing and management services and advice, Mr. Meyer is well-positioned to advise the board with respect to potential investment opportunities and investment management. In addition, with over 35 years of experience as an independent Certified Public Accountant or auditor for real estate companies, Mr. Meyer provides our board of directors with substantial expertise regarding real estate accounting and financial reporting matters. Further, Mr. Meyer’s experience as a director and chairman of the audit committee of KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, and his prior experience as a director and member of the audit committee of City National Bank and City National Corporation, as a director and member of the audit committee of William Lyon Homes, Inc. and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. provide him with an understanding of the requirements of serving on a public company board.

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
Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her almost 30 years of real estate experience.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2016.

Name	Fees Earned in 2016 or Paid in Cash (1)	All Other Compensation	Total
Michael L. Meyer	$96,793	$—	$96,793
William M. Petak	99,833	—	99,833
Laurent Degryse	90,333	—	90,333
Peter McMillan (2)	—	—	—
Keith D. Hall (2)	—	—	—
_____________________
(1) Fees Earned in 2016 or Paid in Cash include meeting fees earned in: (i) 2015 but paid or reimbursed in 2016 as follows: Mr. Meyer $8,333, Mr. Petak $7,333, and Mr. Degryse $7,333; and (ii) 2016 and paid or to be paid in 2017 as follows: Mr. Meyer $3,333, Mr. Petak $3,333, and Mr. Degryse $3,333.
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
Stock Ownership
The following table shows, as of March 14, 2017, the amount of our Class A common stock and Class T common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of each of our Class A common stock and Class T common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner of Class A and Class T Shares, as indicated (1)	Amount and Nature of Beneficial Ownership of Class A Shares		Percent of all Class A Shares	Amount and Nature of Beneficial Ownership of Class T Shares	Percent of all Class T Shares
Millennium Trust Co LLC	—		—%	573,852	7.3%
Robert E. Low	792,812		5.4%	—	—%
Keith D. Hall, Chief Executive Officer and Director	310,129	(2)(3)	2.1%	—	—%
Peter McMillan III, Chairman of the Board, President and Director	310,129	(2)(3)	2.1%	—	—%
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—		—	—	—%
Stacie K. Yamane, Chief Accounting Officer	—		—	—	—%
Michael L. Meyer, Independent Director	—		—	—	—%
William M. Petak, Independent Director	—		—	—	—%
Laurent Degryse, Independent Director	—		—	—	—%
All directors and executive officers as a group	310,129	(2)(3)	2.1%	—	—%
_____________________
(1) The address of this beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) Includes 24,898 Class A shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. None of the shares are pledged as security.
(3) Includes 285,231 Class A shares owned by Willowbrook Capital Group, an entity owned and controlled by Keith D. Hall and Peter McMillan III. None of the shares are pledged as security.

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
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We initially entered our advisory agreement with our advisor on July 3, 2013 in connection with our private offering. On August 12, 2014, we amended and restated our advisory agreement in connection with the launch of our initial public offering. The agreement was amended and restated again in August 2015 in connection with renewing the term of the agreement for an additional year and to effect certain changes to the agreement previously in effect. On February 17, 2016, we amended and restated our advisory agreement to reflect certain changes to fees and expense reimbursements in connection with the offer and sale of Class T shares of common stock in our initial public offering. Our current advisory agreement has a one-year term expiring August 12, 2017, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. For the year ended December 31, 2015 and from January 1, 2016 through the most recent date practicable, which was January 31, 2017, we compensated our advisor as set forth below.
Our advisor or its affiliates have paid, and may pay in the future, some of our organization and offering costs (other than selling commissions, dealer manager fees and the ongoing stockholder servicing fee with respect to Class T shares sold in the primary portion of our initial public offering) incurred in connection with our offerings. There was no limit on the organization and offering costs incurred in connection with our private offering and we reimbursed our advisor for all such costs incurred on our behalf. For the public offering we reimburse our advisor and dealer manager for commercially reasonable organization and offering expenses they incur on our behalf in connection with our initial public offering up to an amount that, when combined with selling commissions, dealer manager fees, and the ongoing stockholder servicing fee paid with respect to Class T shares sold in the primary portion of our initial public offering, and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the aggregate gross proceeds of our primary initial public offering and the offering under our dividend reinvestment plan as of the date of reimbursement. Our advisor and its affiliates will reimburse us to the extent that the organization and offering expenses paid directly or reimbursed by us (excluding selling commissions, the dealer manager fee and the ongoing stockholder servicing fee with respect to Class T shares sold in the primary portion of our initial public offering) in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross primary offering proceeds. Our advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary offering to the extent they exceed 1.0% of gross primary offering proceeds.
From January 1, 2015 through December 31, 2015 and from January 1, 2016 through January 31, 2017, no organization and offering expenses related to the private offering were incurred by our advisor on our behalf. From January 1, 2015 through December 31, 2015, our advisor incurred approximately $1.7 million of organization and offering expenses related to the public offering on our behalf and from January 1, 2016 through January 31, 2017, our advisor incurred approximately $0.9 million of organization and offering expenses related to the public offering on our behalf, of which $4.0 million was outstanding as of January 31, 2017.

We incur acquisition and origination fees payable to our advisor equal to a percentage of the cost of investments acquired or originated by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate investments. For investments acquired or originated with proceeds raised in our offerings on or prior to February 16, 2016, this percentage is 1.5%. For investments acquired or originated with proceeds raised in our initial public offering after February 16, 2016, this percentage is 2.6%. Acquisition and origination fees from January 1, 2015 through December 31, 2015 totaled approximately $1.0 million. Acquisition and origination fees from January 1, 2016 through January 31, 2017 totaled approximately $5.0 million, of which $29,000 was outstanding as of January 31, 2017.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2015 through December 31, 2015 and from January 1, 2016 through January 31, 2017, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the cost of our investments and (ii) 2.0% of the sum of the cost of our investments, less any debt secured by or attributable to the investments. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, including the cost of any subsequent development, construction or improvements to the property and including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor). The cost of the loans and any investments other than real property is calculated as the lesser of (x) the amount actually paid or allocated to acquire or fund the loan or other investment, including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor), and (y) the outstanding principal amount of such loan or other investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition fees paid or payable to our advisor), as of the time of calculation. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. From January 1, 2015 through December 31, 2015, our asset management fees totaled $0.4 million. From January 1, 2016 through January 31, 2016, our asset management fees totaled $1.6 million, all of which was paid as of January 31, 2017.
Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and cybersecurity costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2015 through December 31, 2015, we had reimbursed our advisor for $0.4 million of operating expenses, including $0.2 million of employee costs and $0.2 million of dead deal costs. From January 1, 2016 through January 31, 2017, we had reimbursed our advisor for $0.4 million of operating expenses, including $0.4 million of employee costs. As of January 31, 2017, we had $0.1 million of operating expenses outstanding, including $66,000 of employee costs.
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

Our Relationship with KBS Capital Markets Group. We have been party to a dealer manager agreement with our dealer manager since the launch of our private offering on July 3, 2013. We ceased offering shares in our private offering on August 11, 2014, at which point the dealer manager agreement with respect to the private offering terminated (other than with respect to certain provisions which survive termination of the agreement). On August 12, 2014 we launched our initial public offering and entered a new dealer manager agreement with our dealer manager with respect to the public offering. Pursuant to the agreements and through February 16, 2017, our dealer manager was entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary initial public offering and our primary private offering (no selling commissions or dealer manager fees were payable with respect to sales under the dividend reinvestment plan). Effective February 17, 2016, our dealer manager is entitled to receive selling commissions of up to 6.5% of the purchase price for Class A shares of our common stock sold in the primary offering and up to 3.0% of the purchase price of our Class T shares of common stock sold in the primary offering, as well as a dealer manager fee of up to 2.0% of the purchase price of each class of shares of our common stock sold. All or a portion of the selling commissions are or were not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is or was payable with respect to certain volume discount sales. The dealer manager reallows or reallowed 100% of selling commissions to broker-dealers participating in our initial public offering. From its dealer manager fee, our dealer manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in select cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2015 through December 31, 2015, we incurred selling commissions of $2.6 million of which 100% was reallowed to participating broker-dealers. From January 1, 2016 through January 31, 2017, we incurred selling commissions of $4.0 million of which 100% was reallowed to participating broker dealers. From January 1, 2015 through December 31, 2015, we incurred dealer manager fees of $1.4 million, of which $0.4 million was reallowed by our dealer manager to participating broker-dealers. From January 1, 2016 through January 31, 2017, we incurred dealer manager fees of $2.1 million, of which $1.2 million was reallowed by our dealer manager to participating broker-dealers.
In addition, our dealer manager receives an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for our Class T shares sold in the primary public offering solely to the extent there is a broker dealer of record with respect to such Class T share that has entered a currently effective selected dealer agreement or servicing agreement that provides for the payment to such broker dealer of the stockholder servicing fee with respect to such Class T share, and such broker dealer of record is in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee accrues daily and is paid monthly in arrears and the dealer manager reallows 100% of the stockholder servicing fee to such broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share.
The stockholder servicing fee with respect to a Class T share will cease accruing upon the occurrence of any of the following events: (i) the date at which aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the primary offering in which the Class T share was sold, as calculated by us with the assistance of the dealer manager after the termination of the primary offering in which the Class T share was sold, (ii) with respect to a particular Class T share, on the fourth anniversary of the issuance of the share, (iii) a listing of our common stock on a national securities exchange, (iv) a merger or other extraordinary transaction, and (v) the date the Class T share associated with the stockholder servicing fee is no longer outstanding such as upon its redemption or our dissolution.
No stockholder servicing fees were accrued from January 1, 2015 through December 31, 2015. From January 1, 2016 through January 31, 2017, we had accrued approximately $0.5 million in stockholder servicing fees with respect to all Class T shares sold in the primary portion of our initial public offering as of January 31, 2017, of which $0.4 million was outstanding.
In addition to selling commissions, dealer manager fees and the stockholder servicing fee, and subject to the limitations on organization and offering expenses described above, we are also obligated to reimburse our dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These expenses include, among others, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, and meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers. We reimburse our dealer manager for such underwriting compensation incurred in connection with our public offering as discussed in the prospectus for our initial public offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. From January 1, 2015 through December 31, 2015, our dealer manager had incurred $1.2 million of expenses outstanding related to the public offering. From January 1, 2016 through January 31, 2017, our dealer manager had incurred $2.3 million of expenses outstanding related to the public offering.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2016, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2016 and 2015, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2016 and 2015, are set forth in the table below.

	2016	2015
Audit Fees	$470,000	$358,895
Audit-related fees	—	—
Tax fees	175,753	219,211
All other fees	285	333
Total	$646,038	$578,439
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
The following financial statement schedule is included herein at pages F-42 through F-43 of this report:
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

3.3
Articles Supplementary for the Class T Shares of common stock dated February 16, 2016, incorporated by reference to Exhibit 3.3 to Post-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, filed February 16, 2016

3.4
Articles Supplementary for the Class A Shares of common stock dated February 16, 2016, incorporated by reference to Exhibit 3.4 to Post-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, filed February 16, 2016

3.5
Articles of Amendment dated February 16, 2016, incorporated by reference to Exhibit 3.5 to Post-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, filed February 16, 2016

4.1
Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus filed in Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, filed February 2, 2017

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed September 19, 2014

4.3	Third Amended and Restated Dividend Reinvestment Plan adopted February 16, 2016, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed February 22, 2016

4.4
Escrow Agreement dated May 6, 2014, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed August 8, 2014

4.5
Escrow Agreement dated January 22, 2016, incorporated by reference to Exhibit 4.5 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 11, 2016

4.6
Multiple Class Plan, incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 16, 2016

10.1
Third Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated February 17, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 22, 2016

10.2
Amended and Restated Dealer Manager Agreement, by and between the Company and KBS Capital Markets Group LLC, dated February 17, 2016, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed February 22, 2016

10.3
Fourth Amended and Restated Advisory Agreement by and between the Company and KBS Capital Advisors LLC, dated March 21, 2016, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331 filed April 15, 2016

Ex.	Description
10.4
Purchase and Sale Agreement by and between CRP Lincoln, LLC., and KBS Capital Advisors LLC, dated as of April 20, 2016, incorporated by reference to Exhibit 10.36 to Post-Effective Amendment no. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed July 15, 2016

10.5
Assignment and Assumption of Purchase Agreement by and between KBS Capital Advisors LLC and KBS SOR II Lincoln Court, LLC, dated as of April 13, 2016, incorporated by reference to Exhibit 10.37 to Post- Effective Amendment no. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed July 15, 2016

10.6
Limited Liability Company Agreement of KBS SOR II Q&C Property JV, LLC by and between EH Q&C, LLC, and KBS SOR II Q&C JV, LLC, dated as of October 12, 2015, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331

10.7
Loan Agreement between KBS SOR II Lincoln Court, LLC and U.S. Bank National Association, dated May 20, 2016, incorporated by reference to Exhibit 10.38 to Post-Effective Amendment no. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed July 15, 2016

10.8
Repayment Guaranty made by KBS SOR US Properties II LLC in favor of U.S. Bank National Association, dated May 20, 2016, incorporated by reference to Exhibit 10.39 to Post-Effective Amendment no. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed July 15, 2016

10.9
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated August 12, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed November 14, 2016

10.10
Limited Liability Company Agreement of KBS SOR II Lofts at Noho Commons, LLC by and between Noho Commons Pacific Investors LLC and KBS SOR II Lofts at Noho Commons JV, LLC, dated as of September 29, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed November 14, 2016

10.11
Sale, Purchase and Escrow Agreement by and between Redrock Noho Residential, LLC and Noho Commons Pacific Owner LLC dated as of September 29, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed November 14, 2016

10.12
Multifamily Note between Noho Commons Pacific Owner LLC and Wells Fargo Bank, National Association dated as of November 16, 2016, incorporated by reference to Exhibit 10.43 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

10.13
Multifamily Loan and Security Agreement of KBS SOR II Lofts at NoHo Commons, LLC by and between NoHo Commons Pacific Owner LLC, and Wells Fargo Bank, National Association, dated as of November 16, 2016, incorporated by reference to Exhibit 10.44 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

10.14
Limited Liability Company Agreement of KBS SOR II 210 West 31st Street, LLC by and between Onyx 31st Street, LLC, and KBS SOR II 210 West 31st Street JV, LLC, dated as of October 28, 2016, incorporated by reference to Exhibit 10.45 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

10.15
Purchase and Sale Agreement by and between Onyx 31st Street and 210 West 31st Street Owner LLC, dated as of October 28, 2016, incorporated by reference to Exhibit 10.46 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

10.16
First Amendment to Limited Liability Company Agreement of KBS SOR II 210 West 31st Street, LLC by and between Onyx 31st Street, LLC, and KBS SOR II 210 West 31st Street JV, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.47 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

10.17
Amended and Restated Acquisition Loan Promissory Note (related to 210 West 31st Street), by 210 West 31st Street Owner, LLC for the benefit of Pacificcal PC Core Lender, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.48 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

10.18
Amended and Restated Acquisition Loan Mortgage between 210 West 31st Street Owner, LLC and Pacificcal PC Core Lender, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.49 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

Ex.	Description
10.19
Project Loan Promissory Note (related to 210 West 31st Street), by 210 West 31st Street Owner, LLC for the benefit of Pacificcal PC Core Lender, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.50 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

10.20
Project Loan Mortgage of KBS SOR II 210 West 31st Street, LLC by and between 210 West 31st Street Owner, LLC, and Pacificcal PC Core Lender, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.51 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

10.21
Acquisition and Project Loan Agreement by and between Pacificcal PC Core Lender, LLC, and 210 West 31st Street Owner, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.52 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

10.22
Building Loan Promissory Note (related to 210 West 31st Street), by 210 West 31st Street Owner, LLC for the benefit of Pacificcal PC Core Lender, LLC, dated December 1, 2016, incorporated by reference to Exhibit 10.53 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

10.23
Building Loan Mortgage of KBS SOR II 210 West 31st Street, LLC, by and between 210 West 31st Street Owner, LLC and Pacificcal PC Core Lender, LLC, dated December 1, 2016, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

10.24
Building Loan Agreement by and between Pacificcal PC Core Lender, LLC, and 210 West 31st Street Owner, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed February 2, 2017

10.25
Agreement regarding Certain Volume Discount Sales by and among the Company, KBS Capital Advisors LLC and KBS Capital Markets Group LLC, dated as of August 4, 2016, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 5, 2016

21.1
Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Post-Effective Amendment no. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated February 2, 2017

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

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT II, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Strategic Opportunity REIT II, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of restricted cash activities within the statement of cash flows as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” effective December 31, 2016.

/s/ Ernst & Young LLP

Irvine, California
March 21, 2017

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Real estate, net	$317,323	$109,973
Real estate loan receivable, net	3,442	3,372
Total real estate and real estate-related investments, net	320,765	113,345
Cash and cash equivalents	43,741	24,768
Restricted cash	3,385	598
Investment in unconsolidated entity	2,385	—
Rents and other receivables	2,388	311
Above-market leases, net	21	37
Prepaid expenses and other assets	10,529	670
Total assets	$383,214	$139,729
Liabilities and equity
Notes payable, net	$208,581	$60,836
Accounts payable and accrued liabilities	7,101	3,885
Due to affiliates	812	2,356
Distributions payable	274	—
Below-market leases, net	949	—
Other liabilities	3,408	818
Total liabilities	221,125	67,895
Commitments and contingencies (Note 14)
Redeemable common stock	2,121	1,092
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 500,000,000 shares authorized, 14,074,793 and 9,619,143 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	140	96
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 6,046,591 and none issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	61	—
Additional paid-in capital	176,021	79,622
Cumulative distributions and net losses	(27,817)	(13,266)
Accumulated other comprehensive loss	(111)	—
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	148,294	66,452
Noncontrolling interests	11,674	4,290
Total equity	159,968	70,742
Total liabilities and equity	$383,214	$139,729
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Hotel revenues	$24,807	$16,602	$58
Office revenues	5,224	33	—
Apartment revenues	890	—	—
Interest income from real estate loans receivable	399	390	126
Total revenues	31,320	17,025	184
Expenses:
Hotel expenses	17,592	11,594	46
Office expenses	1,378	7	—
Apartment expenses	353	—	—
Asset management fees to affiliate	1,340	380	13
Real estate acquisition fees and expenses to affiliate	3,759	995	555
Real estate acquisition fees and expenses	946	1,253	1,016
General and administrative expenses	2,503	2,427	1,095
Depreciation and amortization	7,848	1,171	3
Interest expense	3,797	1,199	29
Total expenses	39,516	19,026	2,757
Other income:
Other interest income	227	52	4
Equity in income of unconsolidated entity	80	—	—
Casualty-related income, net	1,394	—	—
Total other income	1,701	52	4
Net loss	(6,495)	(1,949)	(2,569)
Net loss (income) attributable to noncontrolling interest	5	(107)	113
Net loss attributable to common stockholders	$(6,490)	$(2,056)	$(2,456)

Class A Common Stock:
Net loss attributable to common stockholders	$(5,639)	$(2,002)	$(2,351)
Net loss per common share, basic and diluted	$(0.42)	$(0.29)	$(0.85)
Weighted-average number of common shares outstanding, basic and diluted	13,335,767	6,965,968	2,764,055

Class T Common Stock:
Net loss attributable to common stockholders	$(851)	$(54)	$(105)
Net loss per common share, basic and diluted	$(0.43)	$(0.44)	$(0.85)
Weighted-average number of common shares outstanding, basic and diluted	1,992,089	123,982	123,982
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(6,495)	$(1,949)	$(2,569)
Other comprehensive loss:
Foreign currency translation loss	(111)	—	—
Total other comprehensive loss	(111)	—	—
Total comprehensive loss	(6,606)	(1,949)	(2,569)
Total comprehensive loss (income) attributable to noncontrolling interests	5	(107)	113
Total comprehensive loss attributable to common stockholders	$(6,601)	$(2,056)	$(2,456)
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2013	83,295	$1	—	$—	$153	$(71)	—	$83	$—	$83
Issuance of common stock	3,810,517	38	—	—	33,696	—	—	33,734	—	33,734
Commissions on stock sales and related dealer manager fees to affiliate	—	—	—	—	(1,899)	—	—	(1,899)	—	(1,899)
Other offering costs	—	—	—	—	(461)	—	—	(461)	—	(461)
Net loss	—	—	—	—	—	(2,456)	—	(2,456)	(113)	(2,569)
Noncontrolling interest contribution	—	—	—	—	—	—	—	—	1,770	1,770
Balance, December 31, 2014	3,893,812	$39	—	$—	$31,489	$(2,527)	$—	$29,001	$1,657	$30,658
Issuance of common stock	4,959,727	49	—	—	48,924	—	—	48,973	—	48,973
Transfers to redeemable common stock	—	—	—	—	(1,092)	—	—	(1,092)	—	(1,092)
Stock distribution declared	765,604	8	—	—	7,648	(7,656)	—	—	—	—
Distributions declared	—	—	—	—	—	(1,027)	—	(1,027)	—	(1,027)
Sales commissions and dealer manager fees to affiliate	—	—	—	—	(4,055)	—	—	(4,055)	—	(4,055)
Other offering costs	—	—	—	—	(3,292)	—	—	(3,292)	—	(3,292)
Net (loss) income	—	—	—	—	—	(2,056)	—	(2,056)	107	(1,949)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	2,532	2,532
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(6)	(6)
Balance, December 31, 2015	9,619,143	$96	—	$—	$79,622	$(13,266)	$—	$66,452	$4,290	$70,742
Net loss	—	—	—	—	—	(6,490)	—	(6,490)	(5)	(6,495)
Other comprehensive loss	—	—	—	—	—	—	(111)	(111)	—	(111)
Issuance of common stock	4,104,345	41	5,955,697	60	97,308	—	—	97,409	—	97,409
Stock distribution declared	422,829	4	90,894	1	5,095	(5,100)	—	—	—	—
Redemptions of common stock	(71,524)	(1)	—	—	(590)	—	—	(591)	—	(591)
Transfers to redeemable common stock	—	—	—	—	(1,029)	—	—	(1,029)	—	(1,029)
Distributions declared	—	—	—	—	—	(2,961)	—	(2,961)	—	(2,961)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(6,213)	—	—	(6,213)	—	(6,213)
Reduction of other offering costs	—	—	—	—	1,828	—	—	1,828	—	1,828
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	7,389	7,389
Balance, December 31, 2016	14,074,793	$140	6,046,591	$61	$176,021	$(27,817)	$(111)	$148,294	$11,674	$159,968
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(6,495)	$(1,949)	$(2,569)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Equity in income of unconsolidated entity	(80)	—	—
Distribution of earnings from unconsolidated joint venture	80	—	—
Loss due to property damages	3,257	—	—
Casualty-related income, net	(1,394)	—	—
Depreciation and amortization	7,848	1,171	3
Noncash interest income on real estate-related investment	(70)	(62)	(19)
Deferred rents	(293)	—	—
Amortization of above- and below-market leases, net	(480)	1	—
Amortization of deferred financing costs	565	240	1
Unrealized loss on derivative instrument	97	71	23
Changes in operating assets and liabilities:
Rents and other receivables	(1,784)	(249)	(62)
Prepaid expenses and other assets	(7,322)	10	(549)
Accounts payable and accrued liabilities	4,289	1,655	454
Due to affiliates	(97)	(565)	617
Other liabilities	2,583	111	707
Net cash provided by (used in) operating activities	704	434	(1,394)
Cash Flows from Investing Activities:
Acquisitions of real estate	(203,982)	(63,995)	(40,067)
Improvements to real estate	(16,933)	(5,357)	—
Payments for construction in progress	(51)	—	—
Investment in unconsolidated entity	(2,495)	—	—
Investment in real estate loan receivable	—	—	(3,291)
Insurance proceeds received for property damages	1,880	—	—
Purchase of interest rate cap	(147)	(40)	—
Franchise fee agreement	—	(75)	—
Net cash used in investing activities	(221,728)	(69,467)	(43,358)
Cash Flows from Financing Activities:
Proceeds from note payable	150,250	35,760	26,000
Payments of deferred financing costs	(3,127)	(509)	(646)
Other financing costs	—	—	(99)
Proceeds from issuance of common stock	95,779	48,381	33,734
Payments to redeem common stock	(591)	—	—
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	(5,839)	(4,055)	(1,899)
Payments of other offering costs	(20)	(1,070)	(1,020)
Distributions paid	(1,057)	(435)	—
Noncontrolling interest contributions	7,389	2,532	1,770
Distributions to noncontrolling interest	—	(6)	—
Net cash provided by financing activities	242,784	80,598	57,840
Net increase in cash, cash equivalents and restricted cash	21,760	11,565	13,088
Cash, cash equivalents and restricted cash, beginning of period	25,366	13,801	713
Cash, cash equivalents and restricted cash, end of period	$47,126	$25,366	$13,801
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $386, $0 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively	$2,479	$779	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$1,630	$592	$—
Increase in accrued improvements to real estate	$—	$1,766	$—
Increase in other offering costs due to affiliates	$374	$2,222	$—
Reversal of accrued organization and offering expenses due to affiliates	$(2,222)	$—	$—
Increase in stockholder servicing fees due to affiliate	$374	$—	$—
Stock dividends issued	$5,100	$7,656	$—
Increase in distributions payable	$274	$—	$—
Foreign currency translation loss on investment in unconsolidated entity	$111	$—	$—
Increase in construction in progress interest payable	$172	$—	$—

See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

1.	ORGANIZATION
KBS Strategic Opportunity REIT II, Inc. (the “Company”) was formed on February 6, 2013 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2014 and intends to continue to operate in such a manner. The Company’s business is conducted through KBS Strategic Opportunity Limited Partnership II (the “Operating Partnership”), a Delaware limited partnership formed on February 7, 2013. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. KBS Strategic Opportunity Holdings II LLC (“REIT Holdings”), a Delaware limited liability company formed on February 7, 2013, owns the remaining 99.9% partnership interest in the Operating Partnership and is the sole limited partner. The Company is the sole member and manager of REIT Holdings. The Company has three wholly owned taxable REIT subsidiaries (“TRS”), two of which lease the Company’s hotel properties and in turn contract with independent hotel management companies that manage the day-to-day operations of the Company’s hotels; the third consolidates the Company's wholly owned TRSs.  The Company’s TRSs are subject to federal and state income tax at regular corporate tax rates.
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
The Company expects to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of December 31, 2016, the Company had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of December 31, 2016, the Company had entered into a joint venture to develop one retail property, which is currently under construction.
From July 3, 2013 to August 11, 2014, the Company conducted a private placement offering (the “Private Offering”) exempt from registration under Regulation D of the Securities Act of 1933, as amended (the “Act”). The Company sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in the Private Offering.
On November 14, 2013, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014. On February 11, 2016, the Company filed an amended registration statement on Form S-11 with the SEC to offer a second class of common stock designated as Class T shares and to designate its initially offered and outstanding common stock as Class A shares. Pursuant to the amended registration statement, the Company is offering to sell any combination of Class A and Class T shares in the Public Offering but in no event may the Company sell more than 180,000,000 of shares of its common stock pursuant to the Public Offering. The Company commenced offering Class T shares of common stock for sale to the public on February 17, 2016.  KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, serves as the dealer manager of the Public Offering pursuant to a dealer manager agreement originally dated August 12, 2014 and amended and restated February 17, 2016 (the “Dealer Manager Agreement”). Previously the Dealer Manager served as dealer manager for the Private Offering. The Dealer Manager is responsible for marketing the Company’s shares.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

On January 7, 2015, the Company broke escrow in the Public Offering and through December 31, 2016, the Company had sold 9,064,072 and 5,955,697 shares of Class A and Class T common stock in the Public Offering, respectively, for gross aggregate offering proceeds of $146.4 million, including 208,880 and 26,106 shares of Class A and Class T common stock under its dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $2.2 million. Also as of December 31, 2016, the Company had redeemed 71,524 shares of Class A common stock for $0.6 million.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods. During the year ended December 31, 2016, the Company elected to early adopt ASU No. 2016-18 (as defined below).  As a result, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows.
Revenue Recognition
Hotel
The Company’s hotel revenues are comprised of hotel operating revenues, such as room, food and beverage, and revenue from other hotel income (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from the Company's guests, as earned. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by the Company. All revenues are recorded on an accrual basis, as earned.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Real Estate - Office and Apartment
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
We lease apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. We recognize rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is reasonably assured.
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
December 31, 2016

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

Buildings	25-40 years
Building Improvements	10-25 years
Tenant Improvements	Shorter of lease term or expected useful life
Tenant Origination and Absorption Costs	Remaining term of related leases, including below-market renewal periods
Real Estate Subsidies & Abatements	Remaining term of agreement
Furniture, fixtures & equipment	3-12 years
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
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease values are amortized to expense over the average remaining non-cancelable terms of the respective in-place leases, including any below-market renewal periods. Intangible assets also include the estimated value of subsidy receipts for apartments, which are recorded at a discounted present value based on estimated collectibility and are amortized on a straight-line basis over the period the amounts are expected to be collected.
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
December 31, 2016

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment losses on its real estate and related intangible assets during the years ended December 31, 2016, 2015 and 2014.
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
Insurance Proceeds for Property Damages
The Company maintains an insurance policy that provides coverage for property damages and business interruption. Losses due to physical damages are recognized during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable. Losses, which are reduced by the related probable insurance recoveries, are recorded as casualty-related income/(loss), net on the accompanying consolidated statements of operations. Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved. Anticipated recoveries for lost revenue due to property damages are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
Construction in Progress
Direct investments in undeveloped land or properties without leases in place at the time of acquisition are accounted for as an asset acquisition and not as a business combination.  Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition.  Additionally, during the time in which the Company is incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized. Once construction in progress is substantially completed, the amounts capitalized to construction in progress are transferred to land and buildings and improvements and are depreciated over their respective useful lives.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
As of December 31, 2016 and 2015, there was no loan loss reserve and the Company did not record any impairment related to its real estate loan receivable for the years ended December 31, 2016, 2015 and 2014. However, in the future, the Company may experience losses from its investment in loan receivable requiring the Company to record a loan loss reserve. Realized losses could be material and significantly exceed any recorded reserves.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could significantly differ from estimated amounts.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2016. The Company mitigates this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2016 and 2015.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, debt service obligations and capital improvements and replacements.
Rents and Other Receivables
The Company periodically evaluates the collectibility of amounts due from tenants and hotel guests and will maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants and hotel guests to make required payments under the terms of lease or hotel agreements. In addition, the Company will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company will exercise judgment in establishing these allowances and will consider payment history and current credit status of its tenants in developing these estimates.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
With respect to derivative instruments designated as a hedge, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When the Company determines that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines that the market for a financial instrument owned by the Company is illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
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
December 31, 2016

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
December 31, 2016

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
The Company records amounts that are redeemable under the Share Redemption Program as redeemable common stock in its consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s Share Redemption Program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. Notwithstanding the foregoing, the Share Redemption Program provides up to $500,000 in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a Special Redemption. For purposes of determining the amount of funds available for redemption under the Share Redemption Program, redemptions for a Special Redemption are to be made first from this $500,000. However, because the amounts that can be redeemed is determinable and only contingent on an event that is likely to occur (e.g., the passage of time) the Company presents the net proceeds from the current year and prior year dividend reinvestment plan plus the $500,000 available for Special Redemption, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.
The Company classifies as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the Share Redemption Program, it reclassifies such obligations from temporary equity to a liability based upon their respective settlement values.
Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2016 and the $0.5 million set aside for stockholder’s death, qualifying disability or determination of incompetence, the Company has $2.1 million available for all redemptions in 2017, including shares that are redeemed in connection with a Special Redemption.
Related Party Transactions
Pursuant to the Advisory Agreement, Dealer Manager Agreement and the dealer manager agreement entered in connection with the Private Offering, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering and the Private Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See note 11, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive fees payable to the Advisor through December 31, 2016.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
As of February 17, 2016, the Company pays selling commissions to the Dealer Manager in amounts up to 6.5% of the price per share of Class A common stock sold and up to 3.0% of the price per share of Class T common stock sold. Additionally, the Company pays dealer manager fees to the Dealer Manager in an amount up to 2.0% of the price per share of Class A and Class T common stock sold. The Dealer Manager reallows all selling commissions to participating broker dealers and may generally reallow (from its dealer manager fee) to any participating broker dealer up to 1.0% of the gross proceeds from the primary portion of the Public Offering attributable to that participating broker dealer as a marketing fee; in select cases up to 1.5% of the gross proceeds from the primary portion of the Public Offering may be reallowed. No selling commissions or dealer manager fees are payable on shares of common stock sold under the dividend reinvestment plan.
The Dealer Manager also receives an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in the primary portion of the Public Offering solely to the extent there is a broker dealer of record with respect to such Class T share that has entered a currently effective selected dealer agreement or servicing agreement that provides for the payment to such broker dealer of the stockholder servicing fee with respect to such Class T share, and such broker dealer of record is in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee accrues daily and is paid monthly in arrears, and the Dealer Manager reallows 100% of the stockholder servicing fee to such broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share.
The Company records the stockholder servicing fee as a reduction to additional paid-in capital and the related liability in an amount equal to the estimated stockholder servicing fee payable in relation to the Class T share on the date the share is issued. For each share of Class T common stock in the Primary Offering, the maximum stockholder servicing fee equals 4% of the purchase price per share (ignoring any discounts in purchase price that may be available to certain categories of purchasers). The liability is reduced over time, as the fees are paid to the Dealer Manager, or adjusted if the fees are no longer payable as a result of the occurrence of any of the following events: (i) the date at which aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the Primary Offering in which the Class T share was sold, as calculated by the Company with the assistance of the Dealer Manager after the termination of the Primary Offering in which the Class T share was sold, (ii) a listing of the Company’s common stock on a national securities exchange, (iii) a merger or other extraordinary transaction, and (iv) the date the Class T share associated with the stockholder servicing fee is no longer outstanding such as upon its redemption or the Company’s dissolution.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

The Company reimburses the Advisor or its affiliates for customary acquisition and origination expenses (including expenses relating to potential investments that do not close), such as legal fees and expenses (including fees of independent contractor in-house counsel that are not employees of the Advisor), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments.
Asset Management Fee
The Company pays the Advisor a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the cost of its investments and (ii) 2.0% of the sum of the cost of its investments, less any debt secured by or attributable to the investments. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, including the cost of any subsequent development, construction or improvements to the property and including fees and expenses related thereto (but excluding acquisition fees paid or payable to the Advisor). The cost of the loans and any investments other than real property is calculated as the lesser of (x) the amount actually paid or allocated to acquire or fund the loan or other investment, including fees and expenses related thereto (but excluding acquisition fees paid or payable to the Advisor) and (y) the outstanding principal amount of such loan or other investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition fees paid or payable to the Advisor) as of the time of calculation. In the case of investments made through joint ventures, the asset management fee is determined based on the Company’s proportionate share of the underlying investment.
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
December 31, 2016

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
Upon a merger this fee will equal 15% of the amount by which (i) the merger consideration amount plus the total of all distributions paid or declared by the Company to stockholders from inception until the closing of the merger (regardless of the source used to fund such distributions and including distributions that may constitute a return of capital for federal income tax purposes and excluding any stock dividend) exceeds (ii) the sum of stockholders’ gross investment amount, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by the Company (excluding shares received as a stock dividend which the Company subsequently repurchased) multiplied by the weighted average issue price of the shares sold in the primary portion of an offering, and the amount necessary to generate a 7.0% per year cumulative, noncompounded return on the Company's stockholders’ gross investment amount from the Company's inception through the closing of the merger.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

The Company’s hotel properties are leased to wholly-owned taxable REIT subsidiaries, which in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotels.  Lease revenue generated from the taxable REIT subsidiary is eliminated in consolidation. During the year ended December 31, 2016, the Company’s taxable REIT subsidiaries incurred net taxable loss, resulting in $0.2 million of estimated income tax benefit included in general and administrative expenses on the accompanying consolidated statements of operations. During the year ended December 31, 2015, the Company’s taxable REIT subsidiaries incurred net taxable income, resulting in $0.2 million of estimated income tax included in general and administrative expenses on the accompanying consolidated statements of operations.
Segments
The Company has invested in opportunistic real estate investments and originated a loan secured by a non-stabilized real estate asset. In general, the Company intends to hold its investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from opportunistic real estate and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment. In addition, the Company has invested in a participating loan facility secured by a portfolio of light industrial properties located in Europe. However, based on the Company's investment portfolio and future investment focus, the Company does not believe that its investment in the European asset is a reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2016, 2015 and 2014. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
Commencing March 2015, the Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock through December 31, 2016 as follows:

Period	Amount Declared per Share Outstanding (1)	Total Shares Issued
2015	0.100000 shares	765,604
2016	0.035003 shares	513,723
_____________________
(1) Amount declared per share outstanding includes one-time stock dividends, quarterly dividends and monthly dividends and assumes each share was issued and outstanding for the entire periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
For the purpose of calculating the dollar amount of the Class A and Class T stock dividends issued, the Company used the current Class A and Class T primary offering price in the Public Offering.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Cash distributions declared per share of Class A common stock were $0.20 and $0.12 for the years ending December 31, 2016 and 2015, respectively. Cash distributions declared per share of Class T common stock were $0.12 for the year ending December 31, 2016. The declared rate of cash distributions for Class T Shares is different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of Class A common stock assumes each share was issued and outstanding each day that was a record date during the years ending December 31, 2016 and 2015. Distributions declared per share of Class T common stock assumes each share was issued and outstanding each day that was a record date from March 2, 2016 through December 31, 2016. Each day during the period from March 1, 2016 through March 31, 2016 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00026202 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Each day during the period from April 1, 2016 through December 31, 2016 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. On September 27, 2016, the Company’s board of directors declared a one-time cash distribution in the amount of $0.05 per share on the outstanding shares of all classes of common stock to stockholders of record as of the close of business on September 27, 2016. On December 10, 2015, the Company’s board of directors also declared a cash distribution in the amount of $0.12 per share of Class A common stock to stockholders of record as of the close of business on December 16, 2015. The Company paid this distribution on December 18, 2015.
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

	Years Ended December 31,
	2016	2015	2014

Net loss attributable to common stockholders	(6,490)	(2,056)	(2,456)
Less: Class A Common Stock cash distributions declared	2,582	1,027	—
Less: Class T Common Stock cash distributions declared	377	—	—
Undistributed net loss attributable to common stockholders	$(9,449)	$(3,083)	$(2,456)

Class A Common Stock:
Undistributed net loss attributable to common stockholders	(8,221)	(3,029)	(2,351)
Class A Common Stock cash distributions declared	2,582	1,027	—
Net loss attributable to Class A common stockholders	$(5,639)	$(2,002)	$(2,351)
Net loss per common share, basic and diluted	$(0.42)	$(0.29)	$(0.85)
Weighted-average number of common shares outstanding, basic and diluted	13,335,767	6,965,968	2,764,055

Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(1,228)	$(54)	$(105)
Class T Common Stock cash distributions declared	377	—	—
Net loss attributable to Class T common stockholders	$(851)	$(54)	$(105)
Net loss per common share, basic and diluted	$(0.43)	$(0.44)	$(0.85)
Weighted-average number of common shares outstanding, basic and diluted	1,992,089	123,982	123,982

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Square Footage, Occupancy and Other Measures
Square footage, occupancy, average revenue per available room, average daily rate and other measures including annualized base rents and annualized base rents per square foot used to describe real estate and real-estate related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Updates
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of ASU No. 2014-15 did not have a significant impact on the Company's financial statements, although it could require additional disclosures in future periods if conditions or events exist that raise substantial doubt about the Company's ability to continue as a going concern.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. ASU No. 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments in ASU No. 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. On January 1, 2016, the Company adopted ASU No. 2015-02 and re-evaluated its consolidation analysis of its joint ventures, concluding that such adoption did not result in (a) the classification of any entities as VIEs, (b) a consolidation of entities not previously consolidated or (c) a deconsolidation of entities previously consolidated.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.   ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available for sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis; (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact to its financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU No. 2016-18 for the reporting period ending December 31, 2016 and was applied retrospectively. As a result of adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  If the screen is not met, ASU No. 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements.  ASU No. 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs.  Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments can be applied to transactions occurring before the guidance was issued (January 5, 2017) as long as the applicable financial statements have not been issued.  The Company elected to early adopt ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of adoption of ASU No. 2017-01, the Company’s acquisitions of investment properties beginning January 1, 2017 could qualify as an asset acquisition (as opposed to a business combination).  Therefore, transaction costs associated with asset acquisitions will be capitalized, while these costs associated with business combinations will continue to be expensed as incurred.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2016, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Other Intangible Assets	Total Purchase Price
Lincoln Court	Campbell	CA	05/20/2016	$14,706	$33,356	$4,724	$—	$(1,445)	$—	$51,341
Lofts at NoHo Commons	North Hollywood	CA	11/16/2016	26,222	72,651	1,099	—	—	2,528	102,500
				$40,928	$106,007	$5,823	$—	$(1,445)	$2,528	$153,841
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Lincoln Court	3.7	—	2.1
Lofts at NoHo Commons	0.5	—	—
During the year ended December 31, 2016, the Company recorded unamortized housing subsidy intangible asset which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.5 million. The housing subsidy intangible asset is amortized over 31.8 years.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

During the year ended December 31, 2016, the Company recorded each real estate acquisition above as a business combination, and expensed $4.7 million of acquisition costs. For the year ended December 31, 2016, the Company recognized $4.9 million of total revenues and $2.3 million of operating expenses from these properties.
Investment in 210 West 31st Street
On December 1, 2016, the Company, through a joint venture (the “210 West 31st Street Joint Venture”) between the Company’s indirect wholly owned subsidiary and Onyx 31 Street LLC (the “210 West 31st Street JV Partner”), acquired a leasehold interest in 210 West 31st Street, New York, New York (“210 West 31st Street”).  The leasehold interest for 210 West 31st Street expires on January 31, 2114.  Neither the 210 West 31st Street JV Partner nor the seller is affiliated with the Company or the Advisor.
The Company owns an 80% equity interest in the 210 West 31st Street Joint Venture and exercises control and therefore consolidates the 210 West 31st Street Joint Venture in its financial statements. Income, losses and distributions are generally allocated based on the members’ respective equity interests, subject to adjustments based on certain performance thresholds set forth in the joint venture agreement. Additionally, in certain circumstances described in the joint venture agreement, the Company and the 210 West 31st Street JV Partner may be required to make additional capital contributions to the 210 West 31st Street Joint Venture, in proportion to the members’ respective equity interests. The Company records the portion of the 210 West 31st Street Joint Venture not owned by the Company as noncontrolling interest. The Company accounted for this investment as an asset acquisition and recorded the purchase price including acquisition fees and expenses of $50.1 million to construction in progress, included in real estate, net on the accompanying consolidated balance sheets.

4.	REAL ESTATE
As of December 31, 2016, the Company’s real estate portfolio was composed of two hotel properties, two office properties and one apartment building. In addition, the Company has entered into a joint venture to develop one retail property, which is currently under construction. The following table summarizes the Company’s real estate as of December 31, 2016 and 2015, respectively (in thousands):

	December 31, 2016	December 31, 2015
Land	$71,448	$30,493
Buildings and improvements	196,050	79,081
Construction in progress	50,452	—
Tenant origination and absorption costs	6,226	748
Other intangibles	—	244
Total real estate, cost	324,176	110,566
Accumulated depreciation and amortization	(6,853)	(593)
Total real estate, net	$317,323	$109,973

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

The following table provides summary information regarding the Company’s real estate as of December 31, 2016 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$28,108	$—	$55,546	$(2,028)	$53,518	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	51,126	—	52,358	(1,835)	50,523	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	10,693	603	13,146	(533)	12,613	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	33,458	4,524	52,688	(1,947)	50,741	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	72,665	1,099	99,986	(510)	99,476	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Retail	—	50,452	—	50,452	—	50,452	80.0%
					$71,448	$246,502	$6,226	$324,176	$(6,853)	$317,323
_____________________
(1) Building and improvements includes construction in progress.
(2) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114.
Hotel Properties
As of December 31, 2016, the Company owned two hotel properties. The following table provides detail information regarding the Company's hotel revenues and expenses for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Hotel revenues:
Room	$18,208	$11,130	$46
Food, beverage and convention services	3,164	2,413	2
Campground	1,081	1,031	5
Other	2,354	2,028	5
Hotel revenues	$24,807	$16,602	$58

Hotel expenses:
Room	$4,782	$2,693	$8
Food, beverage and convention services	2,905	1,880	3
General and administrative	2,297	1,412	5
Sales and marketing	1,768	896	4
Repairs and maintenance	1,765	1,453	7
Utilities	974	854	5
Property taxes and insurance	1,435	990	7
Other	1,666	1,416	7
Hotel expenses	$17,592	$11,594	$46

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Springmaid Beach Resort
During the year ended December 31, 2016, Springmaid Beach Resort sustained significant damage from Hurricane Matthew in October 2016. Rooms have been and continue to be offline as of March 21, 2017. The pier was destroyed and certain restaurants and stores have been closed. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to 3% of replacement cost per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss for the damaged assets' net book value of $3.7 million during the year ended December 31, 2016, which was reduced by $3.7 million of estimated insurance recovery since the Company determined that it was probable of receipt. While the Company's insurance recovery is subject to a deductible, the Company did not recognize a loss as the estimated insurance recovery based on fair value (or replacement cost) exceeds the net book value of the damaged assets plus the deductible amount, which is estimated to be approximately $2.5 million. During the year ended December 31, 2016, the Company recorded a gain for casualty-related income, net on the accompanying consolidated statements of operations, which relates to the damages sustained on the pier. The net book value of the pier was $0.3 million and the Company received $1.9 million from the insurance company for damages sustained at the pier as of December 31, 2016.
Repair and cleanup costs incurred during the year ended December 31, 2016 of $2.9 million have been reduced by the estimated insurance recovery of $2.7 million, and are classified in “casualty-related income, net” on the consolidated statements of operations. There were $0.2 million of repair and cleanup costs at the property not estimated to be recovered from insurance proceeds as the estimated loss on the buildings was less than the related deductible and reduced the gain for casualty-related income, net on the accompanying consolidated statements of operations.
As of December 31, 2016, the Company recorded a receivable of $6.2 million for estimated insurance recoveries as prepaid expenses and other assets on the accompanying consolidated balance sheets related to the damages mentioned above. Subsequent to December 31, 2016 and through the date the consolidated financial statements are issued, the Company received $2.0 million of the estimated insurance recovery.
To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as income in the period those amounts are received or when receipt is deemed probable to occur.
Office Properties
As of December 31, 2016 , the Company owned two office properties encompassing in the aggregate 183,347 rentable square feet which were 87% occupied. The following table provides detailed information regarding the Company's office revenues and expenses for the years ended December 31, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2016	2015
Office revenues:
Rental income	$4,985	$32
Tenant reimbursements and other income	239	1
Office revenues	$5,224	$33

Office expenses:
Operating, maintenance, and management	$879	$5
Real estate taxes and insurance	499	2
Office expenses	$1,378	$7

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2016, the lease had remaining terms, excluding options to extend, of up to 8.3 years with a weighted-average remaining term of 2.5 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.7 million and $0.1 million as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

2017	$5,369
2018	4,247
2019	2,964
2020	1,582
2021	854
Thereafter	1,650
$16,666
Apartment Property
As of December 31, 2016 , the Company owned one apartment property with 292 units which was 89% occupied. The following table provides detailed information regarding the Company's apartment revenues and expenses for the year ended December 31, 2016 (in thousands):

Apartment revenues:
Rental income	$853
Tenant reimbursements and other income	37
Apartment revenues	$890

Apartment expenses:
Operating, maintenance, and management	$174
Real estate taxes and insurance	179
Apartment expenses	$353

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2016 and 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Cost	$6,226	$748	$27	$38	$(1,445)	$—
Accumulated Amortization	(1,278)	(11)	(6)	(1)	496	—
Net Amount	$4,948	$737	$21	$37	$(949)	$—
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Years Ended December 31,		For the Years Ended December 31,		For the Years Ended December 31,
	2016	2015	2016	2015	2016	2015
Amortization	$(1,611)	$(11)	$(16)	$(1)	$496	$—
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2016 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2017	$(2,650)	$(6)	$590
2018	(1,045)	(6)	326
2019	(604)	(6)	32
2020	(272)	(3)	1
2021	(110)	—	—
Thereafter	(267)	—	—
	$(4,948)	$(21)	$949
Weighted-Average Remaining Amortization Period	2.9 years	3.4 years	1.7 years
Additionally, as of December 31, 2016, the Company had recorded unamortized housing subsidy intangible asset which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.5 million, which is amortized on a straight line basis over 31.8 years.  During the year ended December 31, 2016, the Company recorded amortization expense of $10,000, related to the housing subsidy intangible asset.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

6.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2016, the Company had originated one real estate loan receivable as follows (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2016	Book Value as of December 31, 2016	Book Value as of December 31, 2015 (1)	Contractual Interest Rate (2)	Annualized Effective Interest Rate (2)	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$3,500	$3,442	$3,372	9.25%	11.68%	10/01/2017
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of December 31, 2016.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2016 (in thousands):

Real estate loan receivable - December 31, 2015	$3,372
Amortization of closing costs and origination fees on real estate loan receivable	70
Real estate loan receivable - December 31, 2016	$3,442
For the years ended December 31, 2016, 2015 and 2014, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Contractual interest income	$329	$328	$107
Amortization of closing costs and origination fees, net	70	62	19
Interest income from real estate loan receivable	$399	$390	$126

7.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the year ended December 31, 2016, the Company recognized $0.1 million of income with respect to this investment.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

8.	NOTES PAYABLE
As of December 31, 2016 and 2015, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of December 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$38,000	$26,000	One-month LIBOR + 3.00%	3.62%	Interest Only	12/30/2017
Q&C Hotel Mortgage Loan	28,330	28,330	One-month LIBOR + 3.25%	3.87%	Interest Only (2)	12/17/2018
2200 Paseo Verde Mortgage Loan	7,430	7,430	One-month LIBOR + 2.25%	2.87%	Interest Only	07/01/2017
Lincoln Court Mortgage Loan	33,500	—	One-month LIBOR + 1.75%	2.52%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan	72,100	—	One-month LIBOR + 2.66%	3.28%	Interest Only	12/01/2019
210 West 31st Street Mortgage Loan (3)	32,650	—	One-month LIBOR + 5.50%	6.12%	Interest Only	12/01/2019
Total notes payable principal outstanding	212,010	61,760
Deferred financing costs, net	(3,429)	(924)
Total notes payable, net	$208,581	$60,836
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2016. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at December 31, 2016, where applicable.
(2) Beginning February 1, 2018, monthly payments also include principal amortization payments of $55,000 per month, unless certain conditions described in the loan documents are satisfied.
(3) The 210 West 31st Street Mortgage Loan consists of a building loan agreement and an acquisition and project loan agreement for aggregate borrowings of $47.1 million, each secured by 210 West 31st Street. At closing, $32.6 million of the loan was funded and the remaining $14.5 million was available for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
During the years ended December 31, 2016, 2015 and 2014, the Company incurred $3.8 million, $1.2 million, and $29,000 of interest expense, respectively. Included in interest expense for the years ended December 31, 2016, 2015 and 2014, was $0.6 million, $0.2 million and $1,214, respectively, of amortization of deferred financing costs. Interest expense incurred as a result of the Company’s interest rate cap agreement was $0.1 million, $0.1 million and $23,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, during the year ended December 31, 2016, the Company capitalized $0.4 million of interest related to its redevelopment projects at Springmaid Beach Resort and 210 West 31st Street. As of December 31, 2016 and 2015, the Company’s deferred financing costs were $3.4 million and $0.9 million, net of amortization, respectively, and are included in notes payable, net on the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, the Company’s interest payable was $0.7 million and $0.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2016 (in thousands):

2017	$45,430
2018	28,330
2019	104,750
2020	33,500
$212,010
The Company’s notes payable contain financial and non-financial debt covenants. As of December 31, 2016, the Company was in compliance with all debt covenants, except that the borrower under the Q&C Hotel Mortgage Loan was out of debt service coverage compliance. Such non-compliance does not constitute an event of default under the applicable loan agreement. After December 31, 2016, the Company amended the Q&C Hotel Mortgage Loan, which, among other changes, defers the initial debt service coverage ratio compliance date from December 31, 2016 to December 31, 2017.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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

9.	DERIVATIVE INSTRUMENTS
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
As of December 31, 2016, the Company had three interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of December 31, 2016 and 2015. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	December 31, 2016	December 31, 2015	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$—	$5	Prepaid expenses and other assets
Interest Rate Cap	12/15/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	6	40	Prepaid expenses and other assets
Interest Rate Cap	12/01/2016	12/01/2019	$47,110	One-month LIBOR at 3.00%	89	—	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$95	$45
During the years ended December 31, 2016, 2015 and 2014, the Company recorded an unrealized loss of $97,000, $71,000 and $23,000, respectively, on derivative instruments, which was included in interest expense on the accompanying consolidated statements of operations.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

10.	FAIR VALUE DISCLOSURES
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

The following were the face value, carrying amount and fair value of the Company’s financial instruments as of December 31, 2016 and 2015, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500	$3,442	$3,401	$3,500	$3,372	$3,311
Financial liability:
Notes payable	$212,010	$208,581	$211,565	$61,760	$60,836	$61,880
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
As of December 31, 2016, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate caps	$95	$—	$95	$—

11.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and dealer manager agreements with the Dealer Manager, with respect to the Private Offering and the Public Offering. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain offering-related services and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”). The Dealer Manager also serves as the dealer manager for the public offering of KBS Growth & Income REIT and for the dividend reinvestment plan offerings for KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III.
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
During the years ended December 31, 2016, 2015 and 2014, no other business transactions occurred between the Company and these other KBS-sponsored programs.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

The Advisory Agreement has a one-year term that expires August 12, 2017. The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2016, 2015 and 2014, respectively, and any related amounts payable as of December 31, 2016 and 2015 (in thousands):

	Incurred in the Years Ended December 31,			Payable as of December 31,
	2016	2015	2014	2016	2015
Expensed
Prepaid insurance premiums (1)	$—	$—	$132	$—	$—
Asset management fees	1,340	380	13	—	—
Reimbursable operating expenses (2)	395	238	375	37	26
Real estate acquisition fee (3)	3,759	995	555	—	108
Capitalized
Origination fees on real estate loan receivable	—	—	53	—	—
Acquisition fees (3)	1,245	—	—	27	—
Asset management fees	22	—	—	—	—
Additional Paid-in Capital
Sales commissions	3,723	2,618	1,159	—	—
Dealer manager fees	1,982	1,437	740	—	—
Stockholder servicing fees (4)	508	—	—	374	—
Reimbursable other offering costs (5)	394	3,265	397	374	2,222
	$13,368	$8,933	$3,424	$812	$2,356
_____________________
(1) Amount reflects directors and officers insurance premiums for the period from December 31, 2013 through June 30, 2015. Of this amount, $48,000 and $96,000 were recorded as insurance expense for the years ended December 31, 2015 and 2014, respectively, and included in general and administrative expenses in the statement of operations.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement.  The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $385,000, $204,000 and $11,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2016, 2015 and 2014. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Acquisition fees are expensed at the time of acquisition on real estate investments. Acquisition fees on investment in unconsolidated entities are capitalized into the cost basis of the investment. Acquisition fees on significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition are capitalized.
(4) See Note 2, “Summary of Significant Accounting Policies - Related Party Transactions - Selling Commissions, Dealer Manager Fees and Stockholder Servicing Fee” for more information related to the selling commissions, dealer manager fees and stockholder servicing fees.
(5) See “Other Offering Costs” below.
During the year ended December 31, 2016, the Advisor reimbursed the Company $0.1 million for legal and professional fees, travel expenses and property insurance rebates.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Other Offering Costs
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
During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur. As of December 31, 2016, the Company had recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, all of which was initially paid by the Advisor or its affiliates on behalf of the Company and subsequently reimbursed by the Company. In addition, the Company paid $1.9 million in selling commissions and dealer manager fees related to the Private Offering.
During the Public Offering, pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that no reimbursements made by the Company to the Advisor or the Dealer Manager may cause total organization and offering expenses incurred by the Company in connections with the Public Offering (including selling commissions, dealer manager fees and the stockholder servicing fee) to exceed 15% of the aggregate gross proceeds from the Public Offering as of the date of reimbursement. In addition, the Advisor and its affiliates will reimburse the Company to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by the Company in connection with the primary portion of the Public Offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of the Public Offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of the Public Offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering.
Through December 31, 2016, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $8.4 million. As of December 31, 2016, the Company had paid $9.8 million in selling commissions and dealer manager fees and paid and accrued $0.5 million of stockholder servicing fees. As of December 31, 2015, the Company had paid or accrued $3.3 million of other organization and offering expenses. After December 31, 2015, the Company reversed $2.2 million of accrued organization and offering expenses due to affiliates as a result of an amendment to the advisory agreement, which limits organization and other offering costs to 1.0% of gross proceeds from the primary portion of the Public Offering, as described above. As of December 31, 2016, the Company had recorded $1.5 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of December 31, 2016 based on the 1.0% limitation described above.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

12.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2016 and 2015. The Company acquired one office property and one apartment building during the year ended December 31, 2016, which were accounted for as a business combinations. The following unaudited pro forma information for the years ended December 31, 2016 and 2015 has been prepared to give effect to the acquisition of Lincoln Court and the Lofts at NoHo Commons as if the acquisitions had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands).

	For the Years Ended December 31,
	2016	2015
Revenues	$39,349	$28,447
Depreciation and amortization	$10,391	$6,179
Net loss attributable to common stockholders	$(2,645)	$(4,261)
The unaudited pro forma information for the year ended December 31, 2016 was adjusted to exclude $4.7 million of acquisition costs incurred in 2016 in connection with the acquisition of Lincoln Court and the Lofts at NoHo Commons.

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2016 and 2015 (in thousands, except share and per share amounts):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,084	$9,475	$10,592	$7,169

Class A Common Stock:
Net (loss) income attributable to common stockholders	$(2,069)	$(774)	$494	$(3,039)
Net (loss) income per common share, basic and diluted	$(0.17)	$(0.06)	$0.04	$(0.21)
Cash distributions declared per common share	$0.01	$0.05	$0.10	$0.05

Class T Common Stock:
Net (loss) income attributable to common stockholders	$(23)	$(36)	$107	$(1,150)
Net (loss) income per common share, basic and diluted	$(0.18)	$(0.09)	$0.04	$(0.23)
Cash distributions declared per common share	$—	$0.02	$0.07	$0.03

Stock dividends declared per common share - Classes A and T	0.005	0.005	0.005	0.020

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,800	$5,289	$7,321	$2,615

Class A Common Stock:
Net (loss) income attributable to common stockholders	$(1,218)	$819	$2,134	$(3,748)
Net (loss) income per common share, basic and diluted	$(0.22)	$0.13	$0.29	$(0.42)
Cash distributions declared per common share	$—	$—	$—	$0.12

Class T Common Stock:
Net (loss) income attributable to common stockholders	$(28)	$16	$36	$(67)
Net (loss) income per common share, basic and diluted	$(0.22)	$0.13	$0.29	$(0.54)

Stock dividends declared per common share - Classes A and T	0.010	0.010	0.010	0.070

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

14.	COMMITMENTS AND CONTINGENCIES
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
During the years ended December 31, 2016, 2015 and 2014, the Company incurred $0.4 million, $0.4 million and $1,334 fees, respectively, related to the management agreement, respectively, and are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the years ended December 31, 2016 and 2015, the Company incurred $322,978 and $6,255 fees, respectively, related to the management agreement, respectively, and are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the year ended December 31, 2016, the Company incurred $390,000 of fees related to the Marriott franchise agreement. During the year ended December 31, 2015, the Company did not incur any fees related to the Marriott franchise agreement.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In addition, in connection with the execution of the franchise agreement, KBS SOR US Properties II LLC ("SOR US Properties II") is providing an unconditional guarantee that all Q&C Hotel Operations’ obligations under the franchise agreement will be punctually paid and performed. Finally, certain transfers of the Q&C Hotel or an ownership interest therein are subject to a notice and consent requirement, and the franchise agreement further provides Marriott with a right of first refusal with respect to a sale of the hotel to a competitor of Marriott.
Lease Obligations
On December 1, 2016, the 210 West 31st Street Joint Venture acquired a leasehold interest in 210 West 31st Street. The leasehold interest for 210 West 31st Street expires on January 31, 2114. Future minimum lease payments owed by the 210 West 31st Street Joint Venture under the operating lease as of December 31, 2016 is as follows (in thousands):

2017	$363
2018	360
2019	360
2020	360
2021	360
Thereafter	54,036
$55,839
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2016. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of March 14, 2017, the Company had sold 9,611,403 and 7,766,852 shares of Class A and Class T common stock in the Public Offering, respectively, for an aggregate gross offering proceeds of $169.1 million. Included in these amounts were 249,702 and 38,583 shares of Class A and Class T common stock sold under the Company's dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $2.7 million.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Cash Distributions Paid
On January 4, 2017, the Company paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from December 1, 2016 through December 31, 2016. On February 1, 2017, the Company paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from January 1, 2017 through January 31, 2017. On March 1, 2017, the Company paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from February 1, 2017 through February 28, 2017. Distributions for the period from December 1, 2016 through December 31, 2016 was calculated based on stockholders of record each day during this period at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the periods from January 1, 2017 through February 28, 2017 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On November 10, 2016, the Company’s board of directors authorized stock dividends for the month of December 2016 and January 2017, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on December 31, 2016 and January 31, 2017, respectively.  The Company issued the December 2016 and January 2017 stock dividends, consisting of 33,542 shares and 34,739 shares, on January 5, 2017 and February 2, 2017, respectively.
On January 26, 2017, the Company’s board of directors authorized stock dividends for the month of February 2017, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on February 28, 2017.  The Company issued the February 2017 stock dividend, consisting of 36,244 shares, on March 2, 2017.
Distributions Declared
On January 26, 2017, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from March 1, 2017 through March 31, 2017, which the Company expects to pay in April 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company's dividend reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on January 26, 2017, the Company's board of directors authorized a stock dividend for the month of March 2017 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on March 31, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company expects to issue these stock dividends in April 2017.
On March 16, 2017, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from April 1, 2017 through April 30, 2017 and May 1, 2017 through May 31, 2017, which the Company expects to pay in May 2017 and June 2017, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on March 16, 2017, the Company's board of directors authorized a stock dividend for the months of April 2017 and May 2017 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on April 30, 2017 and May 31, 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. the Company expects to issue these stock dividends in and May 2017 and June 2017, respectively.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2016
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired

Springmaid Beach Resort	Myrtle Beach, SC	90.0%	$38,000	$27,340	$12,727	$40,067	$15,479	$27,438	$28,108	$55,546	$(2,028)	1948/1980/1992/1995/2001	12/30/2014
Q&C Hotel	New Orleans, LA	90.0%	28,330	1,232	49,452	50,684	1,674	1,232	51,126	52,358	(1,835)	1913	12/17/2015
2200 Paseo Verde	Henderson, NV	100.0%	7,430	1,850	11,423	13,273	(127)	1,850	11,296	13,146	(533)	2004	12/23/2015
Lincoln Court	Campbell, CA	100.0%	33,500	14,706	38,080	52,786	(98)	14,706	37,982	52,688	(1,947)	1985	05/20/2016
Lofts at NoHo Commons	North Hollywood, CA	90.0%	72,100	26,222	73,750	99,972	14	26,222	73,764	99,986	(510)	2007	11/16/2016
210 West 31st Street (2)	New York, NY	80.0%	32,650	—	50,141	50,141	311	—	50,452	50,452	—	(4)	12/01/2016
	Total Properties			$71,350	$235,573	$306,923	$17,253	$71,448	$252,728	$324,176	$(6,853)
____________________
(1) Building and improvements include tenant origination and absorption costs and construction in progress.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $331.9 million (unaudited) as of December 31, 2016.
(4) The Company is developing a retail property at 210 West 31st Street, which is currently under construction.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2016
(dollars in thousands)

	2016	2015	2014
Real Estate:
Balance at the beginning of the year	$110,566	$40,067	$—
Acquisitions	202,899	63,957	40,067
Improvements	15,690	7,123	—
Construction in progress	311	—	—
Write-off of fully depreciated and fully amortized assets	(1,547)	(581)	—
Loss due to property damage	(3,743)	—	—
Balance at the end of the year	$324,176	$110,566	$40,067

Accumulated depreciation and amortization:
Balance at the beginning of the year	$593	$3	$—
Depreciation and amortization expense	7,807	1,171	3
Write-off of fully depreciated and fully amortized assets	(1,547)	(581)	—
Balance at the end of the year	$6,853	$593	$3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 21, 2017.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

By:	/s/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 21, 2017
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	March 21, 2017
Peter McMillan III
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 21, 2017
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 21, 2017
Stacie K. Yamane
/s/ LAURENT DEGRYSE	Director	March 21, 2017
Laurent Degryse
/s/ MICHAEL L. MEYER	Director	March 21, 2017
Michael L. Meyer
/s/ WILLIAM M. PETAK	Director	March 21, 2017
William M. Petak