Form 10-Q
period 2017-03-31
KBS Strategic Opportunity REIT II, Inc.
filed 2017-05-12
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 5, 2017, there were 15,079,322 and 9,361,742 outstanding shares of Class A and Class T common stock, respectively, of KBS Strategic Opportunity REIT II, Inc.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
March 31, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Real estate, net	$318,049	$317,323
Real estate loan receivable, net	3,461	3,442
Total real estate and real estate-related investments, net	321,510	320,765
Cash and cash equivalents	70,518	43,741
Restricted cash	3,320	3,385
Investment in unconsolidated entity	2,414	2,385
Rents and other receivables	1,762	2,388
Above-market leases, net	19	21
Due from affiliate	21	—
Prepaid expenses and other assets	9,729	10,529
Total assets	$409,293	$383,214
Liabilities and equity
Notes payable, net	$209,420	$208,581
Accounts payable and accrued liabilities	6,285	7,101
Due to affiliates	1,107	812
Distributions payable	305	274
Below-market leases, net	775	949
Other liabilities	4,009	3,408
Total liabilities	221,901	221,125
Commitments and contingencies (Note 11)
Redeemable common stock	2,406	2,121
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 500,000,000 shares authorized, 14,797,382 and 14,074,793 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	148	140
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 8,622,239 and 6,046,591 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	86	61
Additional paid-in capital	205,459	176,021
Cumulative distributions and net losses	(32,149)	(27,817)
Accumulated other comprehensive loss	(82)	(111)
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	173,462	148,294
Noncontrolling interests	11,524	11,674
Total equity	184,986	159,968
Total liabilities and equity	$409,293	$383,214
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Hotel revenues	$4,843	$3,647
Office revenues	1,824	338
Apartment revenues	1,739	—
Interest income from real estate loans receivable	99	99
Total revenues	8,505	4,084
Expenses:
Hotel expenses	4,244	3,367
Office expenses	580	78
Apartment expenses	836	—
Asset management fees to affiliate	504	251
General and administrative expenses	566	698
Depreciation and amortization	2,853	1,280
Interest expense	1,709	665
Total expenses	11,292	6,339
Other income:
Other interest income	96	15
Equity in income of unconsolidated entity	13	—
Total other income, net	109	15
Net loss	(2,678)	(2,240)
Net loss attributable to noncontrolling interests	230	148
Net loss attributable to common stockholders	$(2,448)	$(2,092)

Class A Common Stock:
Net loss attributable to common stockholders	$(1,535)	$(2,062)
Net loss per common share, basic and diluted	$(0.11)	$(0.18)
Weighted-average number of common shares outstanding, basic and diluted	14,516,206	11,205,207

Class T Common Stock:
Net loss attributable to common stockholders	$(913)	$(30)
Net loss per common share, basic and diluted	$(0.13)	$(0.19)
Weighted-average number of common shares outstanding, basic and diluted	7,095,818	156,112
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,678)	$(2,240)
Other comprehensive loss:
Foreign currency translation gain	29	—
Total other comprehensive income	29	—
Total comprehensive loss	(2,649)	(2,240)
Total comprehensive loss attributable to noncontrolling interests	230	148
Total comprehensive loss attributable to common stockholders	$(2,419)	$(2,092)
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2016 and the Three Months Ended March 31, 2017
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2015	9,619,143	$96	—	$—	$79,622	$(13,266)	$—	$66,452	$4,290	$70,742
Net loss	—	—	—	—	—	(6,490)	—	(6,490)	(5)	(6,495)
Other comprehensive loss	—	—	—	—	—	—	(111)	(111)	—	(111)
Issuance of common stock	4,104,345	41	5,955,697	60	97,308	—	—	97,409	—	97,409
Stock distribution declared	422,829	4	90,894	1	5,095	(5,100)	—	—	—	—
Redemptions of common stock	(71,524)	(1)	—	—	(590)	—	—	(591)	—	(591)
Transfers to redeemable common stock	—	—	—	—	(1,029)	—	—	(1,029)	—	(1,029)
Distributions declared	—	—	—	—	—	(2,961)	—	(2,961)	—	(2,961)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(6,213)	—	—	(6,213)	—	(6,213)
Reduction of other offering costs	—	—	—	—	1,828	—	—	1,828	—	1,828
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	7,389	7,389
Balance, December 31, 2016	14,074,793	$140	6,046,591	$61	$176,021	$(27,817)	$(111)	$148,294	$11,674	$159,968
Net loss	—	—	—	—	—	(2,448)	—	(2,448)	(230)	(2,678)
Other comprehensive income	—	—	—	—	—	—	29	29	—	29
Issuance of common stock	674,881	7	2,542,560	25	30,935	—	—	30,967	—	30,967
Stock distribution declared	71,437	1	33,088	—	1,031	(1,032)	—	—	—	—
Redemptions of common stock	(23,729)	—	—	—	(216)	—	—	(216)	—	(216)
Transfers to redeemable common stock	—	—	—	—	(285)	—	—	(285)	—	(285)
Distributions declared	—	—	—	—	—	(852)	—	(852)	—	(852)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(1,716)	—	—	(1,716)	—	(1,716)
Other offering costs	—	—	—	—	(311)	—	—	(311)	—	(311)
Noncontrolling interest contribution	—	—	—	—	—	—	—	—	80	80
Balance, March 31, 2017	14,797,382	$148	8,622,239	$86	$205,459	$(32,149)	$(82)	$173,462	$11,524	$184,986

See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(2,678)	$(2,240)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Equity in income of unconsolidated entity	(13)	—
Distribution of earnings from unconsolidated joint venture	13	—
Depreciation and amortization	2,853	1,280
Insurance proceeds received for repair and cleanup costs	2,000	—
Noncash interest income on real estate-related investment	(19)	(17)
Deferred rents	(11)	(7)
Allowance for doubtful accounts	98	—
Amortization of above- and below-market leases, net	(172)	6
Amortization of deferred financing costs	194	111
Unrealized loss on derivative instrument	50	32
Changes in operating assets and liabilities:
Rents and other receivables	539	(194)
Prepaid expenses and other assets	(916)	(737)
Accounts payable and accrued liabilities	(2,020)	(10)
Due to affiliates	(15)	—
Due from affiliate	(21)	(94)
Other liabilities	575	591
Net cash provided by (used in) operating activities	457	(1,279)
Cash Flows from Investing Activities:
Improvements to real estate	(1,333)	(5,095)
Payments for construction in progress	(1,153)	—
Net cash used in investing activities	(2,486)	(5,095)
Cash Flows from Financing Activities:
Proceeds from note payable	493	4,042
Payments of deferred financing costs	(6)	(8)
Proceeds from issuance of common stock	30,466	18,080
Payments to redeem common stock	(216)	(4)
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	(1,756)	(1,580)
Payments of other offering costs	—	(18)
Distributions paid	(320)	—
Noncontrolling interest contributions	80	215
Net cash provided by financing activities	28,741	20,727
Net increase in cash, cash equivalents and restricted cash	26,712	14,353
Cash, cash equivalents and restricted cash, beginning of period	47,126	25,366
Cash, cash equivalents and restricted cash, end of period	$73,838	$39,719
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $822 and $31 for the three months ended March 31, 2017 and 2016, respectively	$1,363	$413
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$501	$—
Increase in accrued improvements to real estate	$710	$876
Increase in other offering costs due to affiliates	$311	$—
Stock dividends issued	$1,032	$—
Increase in distributions payable	$31	$93
Foreign currency translation gain on investment in unconsolidated entity	$29	$—
Increase in construction in progress payable	$176	$—
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
Subject to certain restrictions and limitations, the business of the Company has been externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, since July 2013 pursuant to an advisory agreement (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate loans, opportunistic real estate, and other real estate-related investments. The Advisor has entered into a sub-advisory agreement with STAM, a real estate operating company to provide real estate acquisition and portfolio management services to the Advisor in connection with any investments the Company may make in value-added real estate, distressed debt, and real estate-related investments in Europe. On July 3, 2013, the Company issued 21,739 shares of its common stock to the Advisor at a purchase price of $9.20 per share.
The Company expects to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of March 31, 2017, the Company had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally as of March 31, 2017, the Company had entered into a joint venture to develop one retail property, which is currently under construction.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

On January 7, 2015, the Company broke escrow in the Public Offering and through March 31, 2017, the Company had sold 9,738,953 and 8,498,257 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $177.3 million, including 249,702 and 38,583 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $2.7 million. Also as of March 31, 2017, the Company had redeemed 95,253 shares of Class A common stock for $0.8 million.
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016, except for the adoption of ASU No. 2017-01 on January 1, 2017. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
March 31, 2017
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2017 and 2016. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock during the three months ended March 31, 2017 and 2016 as follows:

Three Months Ended March 31,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2016	0.005000 shares	—
2017	0.005001 shares	104,525
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
Cash distributions declared per share of Class A common stock were $0.047 for the three months ended March 31, 2017. Cash distributions declared per share of Class T common stock were $0.024 for the three months ended March 31, 2017. The declared rate of cash distributions for Class T Shares is different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date during the three months ended March 31, 2017. Each day during the period from January 1, 2017 through March 31, 2017 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Cash distributions declared per share of Class A common stock were $0.008 for the three months ended March 31, 2016. Distributions declared per share of common stock assumes each share was issued and outstanding each day during the three months ended March 31, 2016. Each day during the period from March 1, 2016 through March 31, 2016 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00026202 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Given the distribution rate declared for the period and the applicable stockholder servicing fee for Class T shares of common stock, the Company did not pay cash distributions on shares of Class T common stock for record dates from March 1, 2016 to March 31, 2016.
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

	For the Three Months Ended March 31,
	2017	2016

Net loss attributable to common stockholders	$(2,448)	$(2,092)
Less: Class A Common Stock cash distributions declared	682	93
Less: Class T Common Stock cash distributions declared	170	—
Undistributed net loss attributable to common stockholders	$(3,300)	$(2,185)

Class A Common Stock:
Undistributed net loss attributable to common stockholders	$(2,217)	$(2,155)
Class A Common Stock cash distributions declared	682	93
Net loss attributable to Class A common stockholders	$(1,535)	$(2,062)
Net loss per common share, basic and diluted	$(0.11)	$(0.18)
Weighted-average number of common shares outstanding, basic and diluted	14,516,206	11,205,207

Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(1,083)	$(30)
Class T Common Stock cash distributions declared	170	—
Net loss attributable to Class T common stockholders	$(913)	$(30)
Net loss per common share, basic and diluted	$(0.13)	$(0.19)
Weighted-average number of common shares outstanding, basic and diluted	7,095,818	156,112
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
March 31, 2017
(unaudited)

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
March 31, 2017
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  If the screen is not met, ASU No. 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements.  ASU No. 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs.  Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments can be applied to transactions occurring before the guidance was issued (January 5, 2017) as long as the applicable financial statements have not been issued.  The Company elected to early adopt ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of adoption of ASU No. 2017-01, the Company’s acquisitions of investment properties beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations).  Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed as incurred.

3.	REAL ESTATE
As of March 31, 2017, the Company’s real estate portfolio was composed of two hotel properties, two office properties and one apartment building. In addition, the Company has entered into a joint venture to develop one retail property, which is currently under construction. The following table summarizes the Company’s real estate as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Land	$71,448	$71,448
Buildings and improvements	198,064	196,050
Construction in progress	51,935	50,452
Tenant origination and absorption costs	6,076	6,226
Total real estate, cost	327,523	324,176
Accumulated depreciation and amortization	(9,474)	(6,853)
Total real estate, net	$318,049	$317,323

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

The following table provides summary information regarding the Company’s real estate as of March 31, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$28,353	$—	$55,791	$(2,507)	$53,284	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	52,297	—	53,529	(2,282)	51,247	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	10,832	603	13,285	(666)	12,619	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	33,466	4,374	52,546	(2,489)	50,057	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	73,116	1,099	100,437	(1,530)	98,907	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Retail	—	51,935	—	51,935	—	51,935	80.0%
					$71,448	$249,999	$6,076	$327,523	$(9,474)	$318,049
_____________________
(1) Building and improvements includes construction in progress.
(2) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114.
Hotel Properties
As of March 31, 2017, the Company owned two hotel properties. The following table provides detail information regarding the Company's hotel revenues and expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Hotel revenues:
Room	$3,594	2,557
Food, beverage and convention services	753	494
Campground	272	262
Other	224	334
Hotel revenues	$4,843	$3,647

Hotel expenses:
Room	$1,031	834
Food, beverage and convention services	677	526
General and administrative	566	468
Sales and marketing	604	392
Repairs and maintenance	442	404
Utilities	220	185
Property taxes and insurance	383	298
Other	321	260
Hotel expenses	$4,244	$3,367

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Springmaid Beach Resort
Springmaid Beach Resort sustained significant damage from Hurricane Matthew in October 2016. Rooms have been and continue to be offline as of May 12, 2017. The pier was destroyed and certain restaurants and stores have been closed. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to 3% of replacement cost per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss for the damaged assets' net book value of $3.7 million during the year ended December 31, 2016, which was reduced by $3.7 million of estimated insurance recovery since the Company determined that it was probable of receipt. While the Company's insurance recovery is subject to a deductible, the Company did not recognize a loss as the estimated insurance recovery based on fair value (or replacement cost) exceeds the net book value of the damaged assets plus the deductible amount, which is estimated to be approximately $2.5 million.
As of March 31, 2017 and December 31, 2016, the Company recorded a receivable of $4.5 million and $6.2 million, respectively, for estimated insurance recoveries as prepaid expenses and other assets on the accompanying consolidated balance sheets related to the damages mentioned above. During the three months ended March 31, 2017, the Company received $2.0 million of the estimated insurance recovery.
To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as income in the period those amounts are received or when receipt is deemed probable to occur.
Office Properties
As of March 31, 2017, the Company owned two office properties encompassing in the aggregate 183,347 rentable square feet which were 82% occupied. The following table provides detailed information regarding the Company's office revenues and expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Office revenues:
Rental income	$1,750	$329
Tenant reimbursements and other income	74	9
Office revenues	$1,824	$338

Office expenses:
Operating, maintenance, and management	$391	$59
Real estate taxes and insurance	189	19
Office expenses	$580	$78

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2017, the leases had remaining terms, excluding options to extend, of up to 8.1 years with a weighted-average remaining term of 2.5 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.6 million and $0.7 million as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2017 through December 31, 2017	$4,320
2018	4,782
2019	3,478
2020	2,113
2021	1,312
Thereafter	2,246
$18,251
Apartment Property
As of March 31, 2017, the Company owned one apartment property with 292 units which was 89% occupied. The following table provides detailed information regarding the Company's apartment revenues and expenses for the three months ended March 31, 2017 (in thousands):

Apartment revenues:
Rental income	$1,615
Tenant reimbursements and other income	124
Apartment revenues	$1,739

Apartment expenses:
Operating, maintenance, and management	$487
Real estate taxes and insurance	349
Apartment expenses	$836

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Cost	$6,076	$6,226	$27	$27	$(1,445)	$(1,445)
Accumulated Amortization	(2,399)	(1,553)	(8)	(6)	670	496
Net Amount	$3,677	$4,673	$19	$21	$(775)	$(949)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Amortization	$(997)	$(67)	$(2)	$(6)	$174	$—
Additionally, as of March 31, 2017 and December 31, 2016, the Company had recorded unamortized housing subsidy intangible asset which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.5 million, which is amortized on a straight line basis over 31.8 years. During the three months ended March 31, 2017, the Company recorded amortization expense of $20,000 related to the housing subsidy intangible asset.

5.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2017 and December 31, 2016, the Company had originated one real estate loan receivable as follows (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2017	Book Value as of March 31, 2017 (1)	Book Value as of December 31, 2016 (1)	Contractual Interest Rate (2)	Annualized Effective Interest Rate (2)	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$3,500	$3,461	$3,442	9.25%	11.68%	10/01/2017
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2017, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of March 31, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2017 (in thousands):

Real estate loan receivable - December 31, 2016	$3,442
Amortization of closing costs and origination fees on real estate loan receivable	19
Real estate loan receivable - March 31, 2017	$3,461
For the three months ended March 31, 2017 and 2016, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Contractual interest income	$80	$82
Amortization of closing costs and origination fees, net	19	17
Interest income from real estate loan receivable	$99	$99

6.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the three months ended March 31, 2017, the Company recognized $13,000 of income with respect to this investment.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

7.	NOTES PAYABLE
As of March 31, 2017 and December 31, 2016, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of March 31, 2017	Book Value as of December 31, 2016	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$38,000	$38,000	One-month LIBOR + 3.00%	3.78%	Interest Only	12/30/2017
Q&C Hotel Mortgage Loan	28,330	28,330	One-month LIBOR + 3.25%	4.03%	Interest Only (2)	12/17/2018
2200 Paseo Verde Mortgage Loan	7,430	7,430	One-month LIBOR + 2.25%	3.03%	Interest Only	07/01/2017
Lincoln Court Mortgage Loan	33,500	33,500	One-month LIBOR + 1.75%	2.73%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan	72,100	72,100	One-month LIBOR + 2.66%	3.45%	Interest Only	12/01/2019
210 West 31st Street Mortgage Loan (3)	33,143	32,650	One-month LIBOR + 5.50%	6.28%	Interest Only	12/01/2019
Total notes payable principal outstanding	212,503	212,010
Deferred financing costs, net	(3,083)	(3,429)
Total notes payable, net	$209,420	$208,581
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2017. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2017 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at March 31, 2017, where applicable.
(2) Beginning February 1, 2018, monthly payments also include principal amortization payments of $55,000 per month, unless certain conditions described in the loan documents are satisfied.
(3) As of March 31, 2017, $33.1 million had been disbursed to the Company and up to $14.0 million is available for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
During the three months ended March 31, 2017 and 2016, the Company incurred $1.7 million and $0.7 million, respectively, of interest expense. Included in interest expense for the three months ended March 31, 2017 and 2016 was $0.3 million and $0.1 million, respectively, of amortization of deferred financing costs. Interest expense incurred as a result of the Company’s interest rate cap agreement was $50,000 and $32,000 for the three months ended March 31, 2017 and 2016, respectively. Additionally, during the three months ended March 31, 2017 and 2016, the Company capitalized $0.8 million and $31,000, respectively, of interest related to its redevelopment projects at 210 West 31st Street and Springmaid Beach Resort. As of March 31, 2017 and December 31, 2016, the Company’s deferred financing costs were $3.1 million and $3.4 million, net of amortization, respectively, and are included in notes payable, net on the accompanying consolidated balance sheets. As of March 31, 2017 and December 31, 2016, the Company’s interest payable was $0.7 million.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2017 (in thousands):

April 1, 2017 through December 31, 2017	$45,430
2018	28,330
2019	105,243
2020	33,500
$212,503
The Company’s notes payable contain financial and non-financial debt covenants. As of March 31, 2017, the Company was in compliance with all debt covenants.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

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

8.	DERIVATIVE INSTRUMENTS
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
As of March 31, 2017 and December 31, 2016, the Company had three interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of March 31, 2017 and December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	March 31, 2017	December 31, 2016	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$—	$—	Prepaid expenses and other assets
Interest Rate Cap	12/15/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	2	6	Prepaid expenses and other assets
Interest Rate Cap	12/01/2016	12/01/2019	$47,110	One-month LIBOR at 3.00%	43	89	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$45	$95
During the three months ended March 31, 2017 and 2016, the Company recorded an unrealized loss of $50,000 and $32,000, respectively, on derivative instruments, which is included in interest expense on the accompanying consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

9.	FAIR VALUE DISCLOSURES
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
March 31, 2017
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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of March 31, 2017 and December 31, 2016, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500	$3,461	$3,441	$3,500	$3,442	$3,401
Financial liability:
Notes payable	$212,503	$209,420	$212,621	$212,010	$208,581	$211,565
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
As of March 31, 2017, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate caps	$45	$—	$45	$—

10.	RELATED PARTY TRANSACTIONS
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
March 31, 2017
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
During the three months ended March 31, 2017 and 2016, no other business transactions occurred between the Company and these other KBS-sponsored programs.
The Advisory Agreement has a one-year term that expires August 12, 2017. The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2017 and 2016, respectively, and any related amounts payable as of March 31, 2017 and December 31, 2016 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31, 2017	December 31, 2016
	2017	2016
Expensed
Asset management fees	504	251	—	—
Reimbursable operating expenses (1)	103	132	22	37
Capitalized
Acquisition fees (2)	16	79	43	27
Asset management fees	67	—	23	—
Additional Paid-in Capital
Sales commissions	1,002	1,104	—	—
Dealer manager fees	610	476	—	—
Stockholder servicing fees (3)	104	—	334	374
Reimbursable other offering costs (4)	311	16	685	374
	$2,717	$2,058	$1,107	$812
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement.  These amounts totaled $99,000 and $132,000 for the three months ended March 31, 2017 and 2016, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2017 and 2016.  The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Prior to the adoption of ASU No. 2017-01 on January 1, 2017, acquisition fees related to investment properties were expensed at the time of acquisition. Acquisition fees on investment in unconsolidated entities are capitalized into the cost basis of the investment. Acquisition fees on significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition are capitalized.
(3) Reflects the estimated amount of the stockholder servicing fee payable based on the terms of the Class T Shares.
(4) See "Other Offering Costs" below.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

As of March 31, 2017, the Company had a $21,000 property insurance rebate due from the Advisor.
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
During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur. As of March 31, 2017, the Company had recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, all of which was initially paid by the Advisor or its affiliates on behalf of the Company and subsequently reimbursed by the Company. In addition, the Company paid $1.9 million in selling commissions and dealer manager fees related to the Private Offering.
During the Public Offering, pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that no reimbursements made by the Company to the Advisor or the Dealer Manager may cause total organization and offering expenses incurred by the Company in connection with the Public Offering (including selling commissions, dealer manager fees and the stockholder servicing fee) to exceed 15% of the aggregate gross proceeds from the Public Offering as of the date of reimbursement. In addition, the Advisor and its affiliates will reimburse the Company to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by the Company in connection with the primary portion of the Public Offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of the Public Offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of the Public Offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering.
Through March 31, 2017, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $8.9 million. As of March 31, 2017, the Company had recorded $11.4 million in selling commissions and dealer manager fees and $0.6 million of stockholder servicing fees. As of March 31, 2017, the Company had recorded $1.8 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of March 31, 2017 based on the 1.0% limitation described above.

11.	COMMITMENTS AND CONTINGENCIES
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
March 31, 2017
(unaudited)

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
During the three months ended March 31, 2017 and 2016, the Company incurred $51,000 and $43,000 of fees, respectively, related to the management agreement, and are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three months ended March 31, 2017 and 2016, the Company incurred $110,000 and $75,000 fees, respectively, related to the management agreement, and are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the the three months ended March 31, 2017, the Company incurred $177,000 of fees related to the Marriott franchise agreement. During the three months ended March 31, 2016, the Company did not incur any fees related to the Marriott franchise agreement.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Lease Obligations
On December 1, 2016, the 210 West 31st Street Joint Venture acquired a leasehold interest in 210 West 31st Street. The leasehold interest for 210 West 31st Street expires on January 31, 2114. Future minimum lease payments owed by the 210 West 31st Street Joint Venture under the operating lease as of March 31, 2017 is as follows (in thousands):

April 1, 2017 through December 31, 2017	$270
2018	360
2019	360
2020	360
2021	360
Thereafter	54,036
$55,746
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2017. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
March 31, 2017
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of May 5, 2017, the Company had sold 9,972,904 and 9,207,919 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $186.4 million. Included in these amounts were 278,407 and 50,177 shares of Class A and Class T common stock, respectively, sold under the Company's dividend reinvestment plan for aggregate gross offering proceeds of $3.1 million.
Cash Distributions Paid
On April 3, 2017, the Company paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from March 1, 2017 through March 31, 2017. On May 2, 2017, the Company paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from April 1, 2017 through April 30, 2017. Distributions for the period from March 1, 2017 through April 30, 2017 were calculated based on stockholders of record each day during the period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On January 26, 2017, the Company’s board of directors authorized stock dividends for the month of March 2017, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on March 31, 2017.  The Company issued the March 2017 stock dividend, consisting of 39,051 shares, on April 4, 2017.
On March 16, 2017, the Company’s board of directors authorized stock dividends for the month of April 2017, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on April 30, 2017.  The Company issued the April 2017 stock dividends, consisting of 40,485 shares, on May 3, 2017.
Distributions Declared
On May 10, 2017, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from June 1, 2017 through June 30, 2017 and July 1, 2017 through July 31, 2017, which the Company expects to pay in July 2017 and August 2017, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on May 10, 2017, the Company's board of directors authorized a stock dividend for the months of June 2017 and July 2017 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on June 30, 2017 and July 31, 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company expects to issue these stock dividends in July 2017 and August 2017, respectively.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of March 31, 2017, our total assets were $409.3 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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

•
Based on sales volume to date, we expect to raise substantially less than the maximum offering amount in our initial public offering. Because we expect to raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders' investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our offering, therefore, increases the risk that our stockholders will lose money in their investment.

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

All forward-looking statements should be read in light of the risks identified herein in Part II, Item 1A “Risk Factors” and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”).
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
We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of March 31, 2017, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of March 31, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction.
As of March 31, 2017, we had sold 9,738,953 and 8,498,257 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $177.3 million in our initial public offering, including 249,702 and 38,583 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $2.7 million. Also as of March 31, 2017, we had redeemed 95,253 shares of Class A common stock for $0.8 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2017, we had sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on each of April 2, 2014 and July 31, 2014, we issued 120,106 shares of Class A common stock to an entity affiliated with two of our officers and affiliated directors for $1.0 million in separate private transactions exempt from the registration requirements of the Securities Act.
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
Conditions in the global capital markets remain unsettled as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 94 months (as of the end of first quarter 2017), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In March 2017, the U.S. Federal Reserve (the “FED”) increased interest rates for the third time in three years. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. Real gross domestic product (“GDP”) growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.
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

Liquidity and Capital Resources
On January 7, 2015, we broke escrow in our initial public offering. We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We expect to obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2017, we had sold 9,738,953 and 8,498,257 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $177.3 million in our initial public offering. Additionally, we sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
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
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties as of March 31, 2017:

Property	Number of Rooms	Percentage Occupied for the Three Months Ended March 31, 2017	Average Revenue per Available Room	Average Daily Rate
Springmaid Beach Resort (1)	452	69.0%	$62.49	$90.64
Q&C Hotel	196	70.9%	$135.49	$191.23
_____________________
(1) In October 2016, Springmaid Beach Resort sustained significant damage from Hurricane Matthew, the result of which placed 238 rooms out of service. Rooms not in service were excluded from the percentage occupied and average revenue per available room.
Our office and apartment properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2017, we owned two office properties that were 82% occupied and one apartment property that was 89% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of March 31, 2017, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of March 31, 2017, we had mortgage debt obligations in the aggregate principal amount of $212.5 million, with a weighted-average remaining term of 2.2 years. As of March 31, 2017, $14.0 million was available under the 210 West 31st Street Mortgage Loan for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments include payments to the dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses, provided that no reimbursements made by us to our advisor or dealer manager may cause total organization and offering expenses incurred by us in connection with our initial public offering (including selling commissions, dealer manager fees, stockholder servicing fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our public offering as of the date of reimbursement. As of March 31, 2017, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $8.9 million. In addition, our advisor and its affiliates will reimburse us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of our initial public offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of March 31, 2017, our advisor had incurred offering expenses on our behalf related to our private offering of $1.0 million, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. We will also continue to make payments to our dealer manager related to the stockholder servicing fees. Our currently effective advisory agreement expires August 12, 2017 but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
We elected to be taxed and operating as a REIT beginning with our taxable year ended December 31, 2014. We intend to continue to operate as a REIT. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2017 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of March 31, 2017, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of March 31, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction. During the three months ended March 31, 2017, net cash provided by operating activities was $0.5 million. We expect that our cash flows from operating activities will generally increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $2.5 million for the three months ended March 31, 2017 and primarily consisted of the following:

•	$1.3 million of improvements to real estate; and

•	$1.2 million of payments for construction in progress.
Cash Flows from Financing Activities
Net cash provided by financing activities was $28.7 million for the three months ended March 31, 2017 and primarily consisted of the following:

•
$28.7 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $1.8 million;

•	$0.5 million of proceeds from notes payable;

•	$0.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.5 million;

•	$0.2 million of cash used for redemptions of common stock; and

•	$0.1 million of noncontrolling interest contributions.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2017, our borrowings and other liabilities were approximately 54% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$212,503	$45,430	$133,573	$33,500	$—
Interest payments on outstanding debt obligations (2)	18,586	6,514	11,689	383	—
Stockholder servicing fee liability (3)	334	334	—	—	—
Lease obligations	55,746	270	720	720	54,036
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2017. We incurred interest expense of $2.1 million, excluding amortization of deferred financing costs of $0.3 million and unrealized loss on interest rate cap of $0.1 million and including interest capitalized of $0.8 million for the three months ended March 31, 2017.
(3) Stockholder servicing fee is an annual fee of 1.0% of the purchase price per Class T share sold in our primary public offering for services rendered to Class T stockholders by the broker dealer of record after the initial sale of the Class T share. The stockholder servicing fee will accrue daily and be paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share. The amount shown is the amount estimated as payable as of March 31, 2017 based on the terms of the Class T shares.
In addition, as of March 31, 2017, we expect to incur approximately $14.2 million related to development costs through 2018 related to 210 West 31st Street.
Results of Operations
Overview
As of March 31, 2016, we had invested in two hotel properties, one office property and had one first mortgage loan. As of March 31, 2017, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of March 31, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction. We funded the acquisitions of these investments with proceeds from our terminated private offering, initial public offering and debt financing. Our results of operations for the three months ended March 31, 2017 are not indicative of those in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to make future acquisitions of real estate and real estate-related investments. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2017 versus the three months ended March 31, 2016
The following table provides summary information about our results of operations for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Hotel revenues	$4,843	$3,647	$1,196	33%	—	1,196
Office revenues	1,824	338	1,486	440%	1,546	(60)
Apartment revenues	1,739	—	1,739	n/a	1,739	—
Interest income from real estate loans receivable	99	99	—	—%	—	—
Hotel expenses	4,244	3,367	877	26%	—	877
Office expenses	580	78	502	644%	498	4
Apartment expenses	836	—	836	n/a	836	—
Asset management fees to affiliate	504	251	253	101%	245	8
General and administrative expenses	566	698	(132)	(19)%	n/a	n/a
Depreciation and amortization	2,853	1,280	1,573	123%	1,788	(215)
Interest expense	1,709	665	1,044	157%	906	138
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 related to real estate acquired on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Hotel revenues increased from $3.6 million for the three months ended March 31, 2016 to $4.8 million for the three months ended March 31, 2017 as a result of increases in occupancy, average revenue per available room and average daily rate with respect to our hotel properties, partially offset by the impact of Hurricane Matthew, the result of which placed 238 rooms out of service during the three months ended March 31, 2017. We expect hotel revenues to increase in future periods as a result of the ongoing improvements in connection with the re-branding strategy of our hotel properties.
Office revenues increased from $0.3 million for the three months ended March 31, 2016 to $1.8 million for the three months ended March 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect office revenue to increase in future periods as a result of anticipated future acquisitions of office properties.
Apartment revenues for the three months ended March 31, 2017 were $1.7 million. We expect apartment revenues to vary in future periods depending on occupancy rates and rental rates and whether we acquire any additional apartment properties.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.1 million for the three months ended March 31, 2017 and 2016.
Hotel expenses increased from $3.4 million for the three months ended March 31, 2016 to $4.2 million for the three months ended March 31, 2017, primarily due to higher occupancy. Office expenses increased from $0.1 million for the three months ended March 31, 2016 to $0.6 million for the three months ended March 31, 2017 and apartment expenses for the three months ended March 31, 2017 were $0.8 million. We expect total expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Asset management fees to affiliate increased from $0.3 million for the three months ended March 31, 2016 to $0.5 million for the three months ended March 31, 2017 primarily as a result of the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate properties. Approximately $23,000 of asset management fees incurred were payable as of March 31, 2017.
General and administrative expenses decreased from $0.7 million for the three months ended March 31, 2016 to $0.6 million for the three months ended March 31, 2017, primarily due to a decrease in income taxes related to our taxable REIT subsidiaries that manage the day-to-day operations of our hotel properties. Overall, we expect general and administrative costs to increase in future periods as we acquire additional investments but to decrease as a percentage of total revenue.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expenses increased from $1.3 million for the three months ended March 31, 2016 to $2.9 million for the three months ended March 31, 2017 primarily due to the growth of our real estate portfolio. We expect depreciation and amortization expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Interest expense increased from $0.7 million for the three months ended March 31, 2016 to $1.7 million for the three months ended March 31, 2017 primarily due to increased borrowings in connection with our acquisition activity. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses); adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above- and below-market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

We believe that MFFO and Adjusted MFFO are helpful as measures of ongoing operating performance because they exclude costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition costs (to the extent such costs have been recorded as operating expenses) from MFFO and Adjusted MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage.  MFFO and Adjusted MFFO also exclude non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO and Adjusted MFFO provide investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent and amortization of above- and below-market leases, are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2017 and 2016 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(2,448)	$(2,092)
Depreciation of real estate assets	1,708	1,116
Amortization of lease-related costs	1,145	165
Adjustments for noncontrolling interests (1)	(196)	(111)
FFO attributable to common stockholders	209	(922)
Straight-line rent and amortization of above- and below-market leases	(183)	(1)
Amortization of discounts and closing costs	(19)	(17)
Unrealized losses on derivative instruments	50	32
Adjustments for noncontrolling interests (1)	(6)	—
MFFO attributable to common stockholders	51	(908)
Other capitalized operating expenses (3)	(127)	(49)
Adjustments for noncontrolling interests - consolidated entity (1)	—	5
Adjusted MFFO attributable to common stockholders	$(76)	$(952)
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
During our private offering, there was no limit on the amount of organization and offering costs we could incur. As of March 31, 2017, we had recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, all of which were initially paid by our advisor or its affiliates on our behalf and subsequently reimbursed by us. In addition, we paid $1.9 million in selling commissions and dealer manager fees related to our private offering.

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
Through March 31, 2017, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on our behalf in connection with the public offering of approximately $8.9 million. As of March 31, 2017, we had recorded $11.4 million in selling commissions and dealer manager fees and $0.6 million of stockholder servicing fees. As of March 31, 2017, we had recorded $1.8 million of other organization and offering expenses, which amount represent our maximum liability for organization and offering costs as of March 31, 2017 based on the 1.0% limitation described above.
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
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow provided by operations were as follows for the first quarter of 2017 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share (1) (2)	Distributions Declared Per Class T Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2017	$852	$0.047	$0.024	$320	$501	$821	$457
_____________________
(1) Distributions for the period from January 1, 2017 through March 31, 2017 were based on daily record dates and were calculated at a rate of $0.00052548 per share per day.
(2) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2017, we paid aggregate distributions of $0.8 million, including $0.3 million distributions paid in cash and $0.5 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the three months ended March 31, 2017 was $2.4 million and cash flow provided by operations was $0.5 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $0.5 million of cash flow from operating activities and $0.3 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

From inception through March 31, 2017, we paid cumulative distributions of $4.5 million and our cumulative net loss during the same period was $13.5 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the three months ended March 31, 2017, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 2% annualized stock dividend per share of common stock if paid each month for a year.  Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
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

Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. There have been no significant changes to our policies during 2017.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of May 5, 2017, we had sold 9,972,904 and 9,207,919 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $186.4 million. Included in these amounts were 278,407 and 50,177 shares of Class A and Class T common stock, respectively, sold under our dividend reinvestment plan for aggregate gross offering proceeds of $3.1 million.
Cash Distributions Paid
On April 3, 2017, we paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from March 1, 2017 through March 31, 2017. On May 2, 2017, we paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from April 1, 2017 through April 30, 2017. Distributions for the period from March 1, 2017 through April 30, 2017 were calculated based on stockholders of record each day during the period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On January 26, 2017, our board of directors authorized stock dividends for the month of March 2017, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on March 31, 2017.  We issued the March 2017 stock dividend, consisting of 39,051 shares, on April 4, 2017.
On March 16, 2017, our board of directors authorized stock dividends for the month of April 2017, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on April 30, 2017.  We issued the April 2017 stock dividend, consisting of 40,485 shares, on May 3, 2017.
Distributions Declared
On May 10, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from June 1, 2017 through June 30, 2017 and July 1, 2017 through July 31, 2017, which we expect to pay in July 2017 and August 2017, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on May 10, 2017, our board of directors authorized a stock dividend for the months of June 2017 and July 2017 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on June 30, 2017 and July 31, 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue these stock dividends in July 2017 and August 2017, respectively.

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
As of March 31, 2017, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At March 31, 2017, the fair value and carrying value of our fixed rate real estate loan receivable was $3.4 million and $3.5 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $212.5 million of variable rate debt outstanding. Based on interest rates as of March 31, 2017, if interest rates were 100 basis points higher during the 12 months ending March 31, 2018, interest expense on our variable rate debt would increase by $2.1 million. As of March 31, 2017, one-month LIBOR was 0.98278% and if the LIBOR index was reduced to 0% during the 12 months ending March 31, 2018, interest expense on our variable rate debt would decrease by $2.1 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of March 31, 2017 was 11.7%. The effective interest rate represents the effective interest rate as of March 31, 2017, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of March 31, 2017 was 3.9%.  The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2017 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of March 31, 2017 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook” herein, and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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
The following risk factor supplements the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
For the three months ended March 31, 2017, we paid aggregate distributions of $0.8 million, including $0.3 million distributions paid in cash and $0.5 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the three months ended March 31, 2017 was $2.4 million and cash flow provided by operations was $0.5 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $0.5 million of cash flow from operating activities and $0.3 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through March 31, 2017, we paid cumulative distributions of $4.5 million and our cumulative net loss during the same period was $13.5 million.

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
As of March 31, 2017, we had sold 9,738,953 and 8,498,257 shares of Class A and Class T common stock, respectively, in our ongoing initial public offering for aggregate gross offering proceeds of $177.3 million in our initial public offering, including 249,702 and 38,583 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $2.7 million. As of March 31, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$11,372	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees)	1,775	Actual
Total expenses	$13,147

Percentage of offering proceeds used to pay or reimburse affiliates for expenses above	7.4%	Actual
______________________________________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears. Our dealer manager will reallow all of the stockholder servicing fees paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of March 31, 2017, we had recorded approximately $0.6 million in stockholder servicing fees, which is the estimated amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering as of March 31, 2017.
(2) Organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) are capped at 1.0% of gross offering proceeds from the primary portion of our initial public offering.  KBS Capital Advisors and its affiliates are responsible for any organization and other offering costs related to the primary portion of our initial public offering that exceed this limit.  The amount included above represents our maximum liability for organization and other offering costs based on the 1.0% limit.  As of March 31, 2017, KBS Capital Advisors and its affiliates had incurred an additional $7.1 million in organization and other offering costs on our behalf in connection with our initial public offering.

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
As of March 31, 2017, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $347.4 million in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity, a leasehold interest through a joint venture to develop one retail property and one first mortgage loan, including $11.1 million of acquisition fees and closing costs and origination fees and expenses.

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

During the three months ended March 31, 2017, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	(2)
February 2017	12,209	$8.88	(2)
March 2017	11,520	$9.36	(2)
Total	23,729
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2017, we redeemed $0.2 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2017 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017 and the $0.5 million set aside for stockholder’s death, qualifying disability or determination of incompetence, we have $1.9 million available for redemptions during the remainder of 2017, subject to the limitations described above.

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

3.3
Articles Supplementary for the Class T Shares of common stock dated February 16, 2016, incorporated by reference to Exhibit 3.3 to Post-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, filed February 16, 2016

3.4
Articles Supplementary for the Class A Shares of common stock dated February 16, 2016, incorporated by reference to Exhibit 3.4 to Post-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, filed February 16, 2016

3.5
Articles of Amendment dated February 16, 2016, incorporated by reference to Exhibit 3.5 to Post-Effective Amendment no. 4 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, filed February 16, 2016

4.1
Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus filed in
Post-Effective Amendment no. 10 to the Company’s Registration Statement on Form S-11, Commission File no. 333-192331, filed April 18, 2017

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

4.4
Escrow Agreement dated January 22, 2016, incorporated by reference to Exhibit 4.5 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated February 11, 2016

4.5
Multiple Class Plan, dated February 16, 2016, incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192331) filed March 23, 2016

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

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	May 12, 2017	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 12, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)