Form 10-Q
period 2017-06-30
KBS Strategic Opportunity REIT II, Inc.
filed 2017-08-11
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 7, 2017, there were 16,087,492 and 10,407,895 outstanding shares of Class A and Class T common stock, respectively, of KBS Strategic Opportunity REIT II, Inc.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
June 30, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate, net	$319,888	$317,323
Real estate loan receivable, net	3,480	3,442
Total real estate and real estate-related investments, net	323,368	320,765
Cash and cash equivalents	89,005	43,741
Restricted cash	3,154	3,385
Investment in unconsolidated entity	2,576	2,385
Rents and other receivables	1,806	2,388
Above-market leases, net	18	21
Prepaid expenses and other assets	8,482	10,529
Total assets	$428,409	$383,214
Liabilities and equity
Notes payable, net	$211,154	$208,581
Accounts payable and accrued liabilities	5,204	7,101
Due to affiliates	1,470	812
Distributions payable	325	274
Below-market leases, net	617	949
Other liabilities	3,874	3,408
Total liabilities	222,644	221,125
Commitments and contingencies (Note 11)
Redeemable common stock	2,903	2,121
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 500,000,000 shares authorized, 15,682,257 and 14,074,793 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	157	140
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 10,176,395 and 6,046,591 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	102	61
Additional paid-in capital	226,684	176,021
Cumulative distributions and net losses	(35,582)	(27,817)
Accumulated other comprehensive income (loss)	80	(111)
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	191,441	148,294
Noncontrolling interests	11,421	11,674
Total equity	202,862	159,968
Total liabilities and equity	$428,409	$383,214
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Hotel revenues	$6,470	$8,318	$11,313	$11,965
Office revenues	1,782	1,058	3,606	1,397
Apartment revenues	1,699	—	3,438	—
Interest income from real estate loans receivable	101	99	200	197
Total revenues	10,052	9,475	18,557	13,559
Expenses:
Hotel expenses	4,788	4,943	9,032	8,309
Office expenses	597	260	1,177	339
Apartment expenses	862	—	1,698	—
Asset management fees to affiliate	577	299	1,081	549
Real estate acquisition fees and expenses to affiliate	—	1,341	—	1,341
Real estate acquisition fees and expenses	—	128	—	128
General and administrative expenses	772	722	1,346	1,420
Depreciation and amortization	2,614	1,705	5,467	2,986
Interest expense	1,834	783	3,544	1,448
Total expenses	12,044	10,181	23,345	16,520
Other income:
Other interest income	193	42	289	56
Equity in income of unconsolidated entity	13	—	26	—
Total other income	206	42	315	56
Net loss before income taxes	(1,786)	(664)	(4,473)	(2,905)
Income tax benefit	428	14	437	14
Net loss	(1,358)	(650)	(4,036)	(2,891)
Net loss (income) attributable to noncontrolling interests	78	(160)	308	(12)
Net loss attributable to common stockholders	$(1,280)	$(810)	$(3,728)	$(2,903)

Class A Common Stock:
Net loss attributable to common stockholders	$(651)	$(766)	$(2,143)	$(2,811)
Net loss per common share, basic and diluted	$(0.04)	$(0.06)	$(0.14)	$(0.24)
Weighted-average number of common shares outstanding, basic and diluted	15,291,906	12,397,983	14,945,140	11,840,753

Class T Common Stock:
Net loss attributable to common stockholders	$(629)	$(44)	$(1,585)	$(92)
Net loss per common share, basic and diluted	$(0.07)	$(0.10)	$(0.19)	$(0.28)
Weighted-average number of common shares outstanding, basic and diluted	9,552,601	462,426	8,356,064	334,476
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,358)	$(650)	$(4,036)	$(2,891)
Other comprehensive income:
Foreign currency translation gain	162	13	191	13
Total other comprehensive income	162	13	191	13
Total comprehensive loss	(1,196)	(637)	(3,845)	(2,878)
Total comprehensive (loss) income attributable to noncontrolling interests	78	(160)	308	(12)
Total comprehensive loss attributable to common stockholders	$(1,118)	$(797)	$(3,537)	$(2,890)
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2016 and the Six Months Ended June 30, 2017
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2015	9,619,143	$96	—	$—	$79,622	$(13,266)	$—	$66,452	$4,290	$70,742
Net loss	—	—	—	—	—	(6,490)	—	(6,490)	(5)	(6,495)
Other comprehensive loss	—	—	—	—	—	—	(111)	(111)	—	(111)
Issuance of common stock	4,104,345	41	5,955,697	60	97,308	—	—	97,409	—	97,409
Stock distribution declared	422,829	4	90,894	1	5,095	(5,100)	—	—	—	—
Redemptions of common stock	(71,524)	(1)	—	—	(590)	—	—	(591)	—	(591)
Transfers to redeemable common stock	—	—	—	—	(1,029)	—	—	(1,029)	—	(1,029)
Distributions declared	—	—	—	—	—	(2,961)	—	(2,961)	—	(2,961)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(6,213)	—	—	(6,213)	—	(6,213)
Reduction of other offering costs	—	—	—	—	1,828	—	—	1,828	—	1,828
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	7,389	7,389
Balance, December 31, 2016	14,074,793	$140	6,046,591	$61	$176,021	$(27,817)	$(111)	$148,294	$11,674	$159,968
Net loss	—	—	—	—	—	(3,728)	—	(3,728)	(308)	(4,036)
Other comprehensive income	—	—	—	—	—	—	191	191	—	191
Issuance of common stock	1,488,917	15	4,055,977	41	53,364	—	—	53,420	—	53,420
Stock distribution declared	146,613	2	79,125	—	2,223	(2,225)	—	—	—	—
Redemptions of common stock	(28,066)	—	(5,298)	—	(302)	—	—	(302)	—	(302)
Transfers to redeemable common stock	—	—	—	—	(782)	—	—	(782)	—	(782)
Distributions declared	—	—	—	—	—	(1,812)	—	(1,812)	—	(1,812)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(3,344)	—	—	(3,344)	—	(3,344)
Other offering costs	—	—	—	—	(496)	—	—	(496)	—	(496)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	80	80
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(25)	(25)
Balance, June 30, 2017	15,682,257	$157	10,176,395	$102	$226,684	$(35,582)	$80	$191,441	$11,421	$202,862

See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(4,036)	$(2,891)
Adjustment to reconcile net loss to net cash provided by operating activities
Equity in income of unconsolidated entity	(26)	—
Distribution of earnings from unconsolidated joint venture	26	—
Depreciation and amortization	5,467	2,986
Insurance proceeds received for repair and cleanup costs	2,368	—
Noncash interest income on real estate-related investment	(38)	(34)
Deferred rents	(11)	(86)
Bad debt expense	213	—
Amortization of above- and below-market leases, net	(329)	(88)
Amortization of deferred financing costs	384	243
Unrealized loss on derivative instruments	73	42
Changes in operating assets and liabilities:
Rents and other receivables	380	(1,389)
Prepaid expenses and other assets	(995)	(744)
Accounts payable and accrued liabilities	(3,104)	1,030
Due to affiliates	6	(4)
Other liabilities	417	1,518
Net cash provided by operating activities	795	583
Cash Flows from Investing Activities:
Acquisition of real estate	—	(51,341)
Improvements to real estate	(4,489)	(10,791)
Investment in unconsolidated entity	—	(2,352)
Payments for construction in progress	(2,325)	—
Proceeds from insurance claims	908	—
Net cash used in investing activities	(5,906)	(64,484)
Cash Flows from Financing Activities:
Proceeds from notes payable	1,951	42,140
Payments of deferred financing costs	(58)	(492)
Proceeds from issuance of common stock	52,336	33,364
Payments to redeem common stock	(302)	(19)
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	(3,161)	(2,516)
Payments of other offering costs	—	(20)
Distributions paid	(677)	(183)
Noncontrolling interest contributions	80	215
Distributions to noncontrolling interest	(25)	—
Net cash provided by financing activities	50,144	72,489
Net increase in cash, cash equivalents and restricted cash	45,033	8,588
Cash, cash equivalents and restricted cash, beginning of period	47,126	25,366
Cash, cash equivalents and restricted cash, end of period	$92,159	$33,954
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,710 and $72 for the six months ended June 30, 2017 and 2016, respectively	$2,595	$1,016
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$1,084	$286
Increase in accrued improvements to real estate	$158	$—
Increase in other offering costs due to affiliates	$496	$—
Increase in acquisition fees due to affiliates	$—	$203
Stock dividends issued	$2,225	$972
Increase in distributions payable	$51	$194
Foreign currency translation gain on investment in unconsolidated entity	$191	$13
Increase in construction in progress payable	$649	$—
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
The Company expects to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of June 30, 2017, the Company had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally as of June 30, 2017, the Company had entered into a joint venture to develop one retail property, which is currently under construction.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

The Company’s board of directors has extended the closing date of the primary offering until the earlier of the sale of up to $650.0 million of shares, or the date the registration statement relating to the Company’s proposed follow-on offering (the “Follow-on Offering”) is declared effective by the SEC.
On August 10, 2017, the Company filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. Pursuant to the Follow-on Offering registration statement, the Company proposes to register up to $500.0 million of shares of common stock for sale to the public in the primary portion of the Follow-on Offering. The Company also expects to register up to $125.0 million of shares of common stock pursuant to the Company’s dividend reinvestment plan in the Follow-on Offering. The Company can give no assurance that it will commence or complete the Follow-on Offering.
On January 7, 2015, the Company broke escrow in the Public Offering and through June 30, 2017, the Company had sold 10,552,989 and 10,011,674 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $199.8 million, including 293,479 and 56,881 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $3.3 million. Also as of June 30, 2017, the Company had redeemed 99,590 and 5,298 shares of Class A and Class T common stock, respectively, for $0.9 million.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
June 30, 2017
(unaudited)

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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2017 and 2016. For the purpose of determining the weighted-average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock during the three and six months ended June 30, 2017 and 2016 as follows:

Three Months Ended June 30,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2016	0.005001 shares	97,210
2017	0.005001 shares	121,213
_____________________
(1) Amount declared per share outstanding includes one-time stock dividends, quarterly dividends and monthly dividends and assumes each share was issued and outstanding for the entire periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.

Six Months Ended June 30,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2016	0.010001 shares	97,210
2017	0.010002 shares	225,738
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Until the Company established an estimated net asset value per share of common stock, for the purpose of calculating the dollar amount of the Class A and Class T stock dividends issued, the Company used the current Class A and Class T primary offering price in the Public Offering.
Cash distributions declared per share of Class A common stock were $0.048 and $0.095 for the three and six months ended June 30, 2017, respectively. Cash distributions declared per share of Class T common stock were $0.024 and $0.048 for the three and six months ended June 30, 2017, respectively. The declared rate of cash distributions for Class T Shares is different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date during the three and six months ended June 30, 2017. Each day during the period from January 1, 2017 through June 30, 2017 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Cash distributions declared per share of Class A common stock were $0.048 and $0.056 for the three and six months ended June 30, 2016, respectively. Cash distributions declared per share of Class T common stock were $0.024 for the three and six months ended June 30, 2016. The declared rate of cash distributions for Class T Shares is different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date during the three and six months ended June 30, 2016. Each day during the period from March 1, 2016 through March 31, 2016 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00026202 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Each day during the period from April 1, 2016 through June 30, 2016 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Given the distribution rate declared for the period and the applicable stockholder servicing fee for Class T shares of common stock, the Company did not pay cash distributions on shares of Class T common stock for record dates from March 1, 2016 to March 31, 2016.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net loss attributable to common stockholders	$(1,280)	$(810)	$(3,728)	$(2,903)
Less: Class A Common Stock cash distributions declared	728	565	1,410	658
Less: Class T Common Stock cash distributions declared	232	6	402	5
Undistributed net loss attributable to common stockholders	$(2,240)	$(1,381)	$(5,540)	$(3,566)

Class A Common Stock:
Undistributed net loss attributable to common stockholders	$(1,379)	$(1,331)	$(3,553)	$(3,469)
Class A Common Stock cash distributions declared	728	565	1,410	658
Net loss attributable to Class A common stockholders	$(651)	$(766)	$(2,143)	$(2,811)
Net loss per common share, basic and diluted	$(0.04)	$(0.06)	$(0.14)	$(0.24)
Weighted-average number of common shares outstanding, basic and diluted	15,291,906	12,397,983	14,945,140	11,840,753

Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(861)	$(50)	$(1,987)	$(97)
Class T Common Stock cash distributions declared	232	6	402	5
Net loss attributable to Class T common stockholders	$(629)	$(44)	$(1,585)	$(92)
Net loss per common share, basic and diluted	$(0.07)	$(0.10)	$(0.19)	$(0.28)
Weighted-average number of common shares outstanding, basic and diluted	9,552,601	462,426	8,356,064	334,476
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
June 30, 2017
(unaudited)

Recently Issued Accounting Standards Updates
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is in the process of identifying the Company’s revenue streams that are impacted by the adoption of ASC 606. The Company has preliminarily identified revenues that may be impacted by this standard, which includes hotel revenues (comprised of room, food, beverage, convention services, and miscellaneous revenues), and other ancillary income earned at its properties. The Company’s revenues generated through leasing arrangements are excluded from this standard. The Company continues to evaluate the impact that the standard will have on its consolidated financial statements. The Company expects to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the adoption.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application of certain provisions of the standard is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU No. 2016-01 to have a significant impact on its financial statements.
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
June 30, 2017
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
June 30, 2017
(unaudited)

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
As of June 30, 2017, the Company’s real estate portfolio was composed of two hotel properties, two office properties and one apartment building. In addition, the Company has entered into a joint venture to develop one retail property, which is currently under construction. The following table summarizes the Company’s real estate as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Land	$71,448	$71,448
Buildings and improvements	200,546	196,050
Construction in progress	53,781	50,452
Tenant origination and absorption costs	4,734	6,226
Total real estate, cost	330,509	324,176
Accumulated depreciation and amortization	(10,621)	(6,853)
Total real estate, net	$319,888	$317,323

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

The following table provides summary information regarding the Company’s real estate as of June 30, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$28,967	$—	$56,405	$(2,988)	$53,417	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	52,921	—	54,153	(2,750)	51,403	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	11,285	603	13,738	(805)	12,933	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	33,626	4,131	52,463	(2,901)	49,562	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	73,747	—	99,969	(1,177)	98,792	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Retail	—	53,781	—	53,781	—	53,781	80.0%
					$71,448	$254,327	$4,734	$330,509	$(10,621)	$319,888
_____________________
(1) Building and improvements includes construction in progress.
(2) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114.
Hotel Properties
As of June 30, 2017, the Company owned two hotel properties. The following table provides detail information regarding the Company's hotel revenues and expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Hotel revenues:
Room	$4,736	6,124	$8,330	8,681
Food, beverage and convention services	1,002	1,059	1,754	1,553
Campground	278	269	550	532
Other	454	866	679	1,199
Hotel revenues	$6,470	$8,318	$11,313	$11,965

Hotel expenses:
Room	$1,182	1,453	$2,213	2,287
Food, beverage and convention services	836	820	1,513	1,346
General and administrative	581	639	1,147	1,106
Sales and marketing	764	392	1,368	783
Repairs and maintenance	454	456	896	860
Utilities	232	258	452	443
Property taxes and insurance	400	403	783	702
Other	339	522	660	782
Hotel expenses	$4,788	$4,943	$9,032	$8,309

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Springmaid Beach Resort
Springmaid Beach Resort sustained significant damage from Hurricane Matthew in October 2016. Rooms have been and continue to be offline as of August 11, 2017. The pier was destroyed and certain restaurants and stores have been closed. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to 3% of replacement cost per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss for the damaged assets' net book value of $3.7 million during the year ended December 31, 2016, which was reduced by $3.7 million of estimated insurance recovery since the Company determined that it was probable of receipt. While the Company's insurance recovery is subject to a deductible, the Company did not recognize a loss as the estimated insurance recovery based on fair value (or replacement cost) exceeds the net book value of the damaged assets plus the deductible amount, which is estimated to be approximately $2.5 million.
As of June 30, 2017 and December 31, 2016, the Company recorded a receivable of $3.3 million and $6.2 million, respectively, for estimated insurance recoveries as prepaid expenses and other assets on the accompanying consolidated balance sheets related to the damages mentioned above. During the six months ended June 30, 2017, the Company received $3.3 million of the estimated insurance recovery. In addition, the Company received $0.2 million of business interruption insurance recovery, which is included in hotel revenues on the accompanying consolidated statements of operations.
To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as income in the period those amounts are received or when receipt is deemed probable to occur.
Office Properties
As of June 30, 2017, the Company owned two office properties encompassing in the aggregate 183,347 rentable square feet which were 81% occupied. The following table provides detailed information regarding the Company's office revenues and expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Office revenues:
Rental income	$1,716	$1,018	$3,466	$1,348
Tenant reimbursements and other income	66	40	140	49
Office revenues	$1,782	$1,058	$3,606	$1,397

Office expenses:
Operating, maintenance, and management	$405	$164	$796	$224
Real estate taxes and insurance	192	96	381	115
Office expenses	$597	$260	$1,177	$339

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2017, the leases had remaining terms, excluding options to extend, of up to 7.8 years with a weighted-average remaining term of 2.5 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.6 million and $0.7 million as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2017 through December 31, 2017	$2,907
2018	5,253
2019	3,925
2020	2,573
2021	1,786
Thereafter	3,195
$19,639
Apartment Property
As of June 30, 2017, the Company owned one apartment property with 292 units which was 88% occupied. The following table provides detailed information regarding the Company's apartment revenues and expenses for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Apartment revenues:
Rental income	$1,603	$3,218
Tenant reimbursements and other income	96	220
Apartment revenues	$1,699	$3,438

Apartment expenses:
Operating, maintenance, and management	$534	$1,021
Real estate taxes and insurance	328	677
Apartment expenses	$862	$1,698

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Cost	$4,734	$6,226	$27	$27	$(1,327)	$(1,445)
Accumulated Amortization	(1,773)	(1,553)	(9)	(6)	710	496
Net Amount	$2,961	$4,673	$18	$21	$(617)	$(949)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(716)	$(361)	$(1)	$(6)	$158	$100

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(1,713)	$(428)	$(3)	$(12)	$332	$100
Additionally, as of June 30, 2017 and December 31, 2016, the Company had recorded unamortized housing subsidy intangible asset which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.5 million, which is amortized on a straight line basis over 31.8 years. During the three and six months ended June 30, 2017, the Company recorded amortization expense of $20,000 and $40,000, respectively, related to the housing subsidy intangible asset.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2017 and December 31, 2016, the Company had originated one real estate loan receivable as follows (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2017	Book Value as of June 30, 2017 (1)	Book Value as of December 31, 2016 (1)	Contractual Interest Rate (2)	Annualized Effective Interest Rate (2)	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$3,500	$3,480	$3,442	9.25%	11.68%	10/01/2017
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2017, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of June 30, 2017.
The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2017 (in thousands):

Real estate loan receivable - December 31, 2016	$3,442
Amortization of closing costs and origination fees on real estate loan receivable	38
Real estate loan receivable - June 30, 2017	$3,480
For the three and six months ended June 30, 2017 and 2016, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Contractual interest income	$82	$82	$162	$163
Amortization of closing costs and origination fees, net	19	17	38	34
Interest income from real estate loan receivable	$101	$99	$200	$197

6.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the three and six months ended June 30, 2017, the Company recognized $13,000 and $26,000, respectively, of income with respect to this investment.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

7.	NOTES PAYABLE
As of June 30, 2017 and December 31, 2016, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of June 30, 2017	Book Value as of December 31, 2016	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$38,000	$38,000	One-month LIBOR + 3.00%	4.05%	Interest Only	12/30/2017
Q&C Hotel Mortgage Loan	28,330	28,330	One-month LIBOR + 3.25%	4.30%	Interest Only (2)	12/17/2018
2200 Paseo Verde Mortgage Loan (3)	7,947	7,430	One-month LIBOR + 2.25%	3.30%	Interest Only (3)	07/01/2020
Lincoln Court Mortgage Loan	33,500	33,500	One-month LIBOR + 1.75%	2.98%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan	72,100	72,100	One-month LIBOR + 2.66%	3.72%	Interest Only	12/01/2019
210 West 31st Street Mortgage Loan (4)	34,084	32,650	One-month LIBOR + 5.50%	6.55%	Interest Only	12/01/2019
Total notes payable principal outstanding	213,961	212,010
Deferred financing costs, net	(2,807)	(3,429)
Total notes payable, net	$211,154	$208,581
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2017. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2017 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at June 30, 2017, where applicable.
(2) Beginning February 1, 2018, monthly payments also include principal amortization payments of $55,000 per month, unless certain conditions described in the loan documents are satisfied.
(3) As of June 30, 2017, $7.9 million had been disbursed to the Company and up to $1.6 million is available for future disbursements to be used for tenant improvement costs, capital improvements costs and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning August 1, 2019, monthly payments include principal amortization payments of $10,000 per month.
(4) As of June 30, 2017, $34.1 million had been disbursed to the Company and up to $13.0 million is available for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
During the three and six months ended June 30, 2017, the Company incurred $1.8 million and $3.5 million, respectively, of interest expense. Included in interest expense for the three and six months ended June 30, 2017 was $0.4 million and $0.8 million, respectively, of amortization of deferred financing costs. Interest expense incurred as a result of the Company’s interest rate cap agreement was $23,000 and $73,000 for the three and six months ended June 30, 2017, respectively. Additionally, during the three and six months ended June 30, 2017, the Company capitalized $0.9 million and $1.7 million, respectively, of interest related to its redevelopment projects at 210 West 31st Street and Springmaid Beach Resort. During the three and six months ended June 30, 2016, the Company incurred $0.8 million and $1.4 million, respectively, of interest expense. Included in interest expense for the three and six months ended June 30, 2016 was $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs. Interest expense incurred as a result of the Company’s interest rate cap agreement was $9,000 and $42,000 for the three and six months ended June 30, 2016, respectively. Additionally, during the three and six months ended June 30, 2016, the Company capitalized $41,000 and $72,000, respectively, of interest related to its redevelopment projects at Springmaid Beach Resort. As of June 30, 2017 and December 31, 2016, the Company’s deferred financing costs were $2.8 million and $3.4 million, net of amortization, respectively, and are included in notes payable, net on the accompanying consolidated balance sheets. As of June 30, 2017 and December 31, 2016, the Company’s interest payable was $0.7 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2017 (in thousands):

July 1, 2017 through December 31, 2017	$38,000
2018	28,330
2019	106,234
2020	41,397
$213,961
The Company’s notes payable contain financial and non-financial debt covenants. As of June 30, 2017, the Company was in compliance with all debt covenants.
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
As of June 30, 2017 and December 31, 2016, the Company had three interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of June 30, 2017 and December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	June 30, 2017	December 31, 2016	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$—	$—	Prepaid expenses and other assets
Interest Rate Cap	12/15/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	—	6	Prepaid expenses and other assets
Interest Rate Cap	12/01/2016	12/01/2019	$47,110	One-month LIBOR at 3.00%	22	89	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$22	$95

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

During the three and six months ended June 30, 2017, the Company recorded an unrealized loss of $23,000 and $73,000, respectively, on derivative instruments, which is included in interest expense on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2016, the Company recorded an unrealized loss of $9,000 and $42,000, respectively, on derivative instruments, which is included in interest expense on the accompanying consolidated statements of operations.

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
June 30, 2017
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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of June 30, 2017 and December 31, 2016, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500	$3,480	$3,469	$3,500	$3,442	$3,401
Financial liability:
Notes payable	$213,961	$211,154	$214,045	$212,010	$208,581	$211,565
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
As of June 30, 2017, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate caps	$22	$—	$22	$—

10.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and dealer manager agreements with the Dealer Manager, with respect to the Private Offering and the Public Offering. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain offering-related services and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”). The Dealer Manager also serves as the dealer manager for the KBS dividend reinvestment plan offerings for KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and KBS Growth & Income REIT.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I is implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
During the three and six months ended June 30, 2017 and 2016, no other business transactions occurred between the Company and these other KBS-sponsored programs.
The Advisory Agreement has a one-year term that expires August 12, 2017. On August 10, 2017, the Conflicts Committee of the board of directors approved the renewal of the agreement for an additional one year term following its expiration in August 12, 2017. The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2017 and 2016, respectively, and any related amounts payable as of June 30, 2017 and December 31, 2016 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2017	December 31, 2016
	2017	2016	2017	2016
Expensed
Asset management fees	577	299	1,081	549	21	—
Reimbursable operating expenses (1)	71	130	174	262	22	37
Real estate acquisition fee (2)	—	1,341	—	1,341	—	—
Capitalized
Acquisition fees (2)	9	124	25	203	—	27
Asset management fees	—	—	67	—	—	—
Additional Paid-in Capital
Sales commissions	759	630	1,761	1,734	—	—
Dealer manager fees	437	306	1,047	782	—	—
Stockholder servicing fees (3)	432	6	536	6	557	374
Reimbursable other offering costs (4)	185	4	496	20	870	374
	$2,470	$2,840	$5,187	$4,897	$1,470	$812
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. These amounts totaled $71,000 and $170,000 for the three and six months ended June 30, 2017, respectively, and $126,000 and $258,000 for the three and six months ended June 30, 2016, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2017 and 2016. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

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
During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur. As of June 30, 2017, the Company had recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, all of which was initially paid by the Advisor or its affiliates on behalf of the Company and subsequently reimbursed by the Company. In addition, the Company paid $1.9 million in selling commissions and dealer manager fees related to the Private Offering.
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
Through June 30, 2017, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $9.4 million. As of June 30, 2017, the Company had recorded $12.6 million in selling commissions and dealer manager fees and $1.0 million of stockholder servicing fees. As of June 30, 2017, the Company had recorded $2.0 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of June 30, 2017 based on the 1.0% limitation described above.

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
June 30, 2017
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
During the three and six months ended June 30, 2017, the Company incurred $92,000 and $143,000 of fees, respectively, related to the management agreement, and are included in hotel expenses on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2016, the Company incurred $147,000 and $190,000 of fees, respectively, related to the management agreement, and are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three and six months ended June 30, 2017, the Company incurred $100,000 and $210,000 fees, respectively, related to the management agreement, and are included in hotel expenses on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2016, the Company incurred $95,000 and $170,000 fees, respectively, related to the management agreement, and are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three and six months ended June 30, 2017, the Company incurred $270,000 and $447,000 of fees related to the Marriott franchise agreement. During the three and six months ended June 30, 2016, the Company incurred $42,000 of fees related to the Marriott franchise agreement.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

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
Lease Obligations
On December 1, 2016, the 210 West 31st Street Joint Venture acquired a leasehold interest in 210 West 31st Street. The leasehold interest for 210 West 31st Street expires on January 31, 2114. Future minimum lease payments owed by the 210 West 31st Street Joint Venture under the operating lease as of June 30, 2017 is as follows (in thousands):

July 1, 2017 through December 31, 2017	$180
2018	360
2019	360
2020	360
2021	360
Thereafter	54,036
$55,656
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2017. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
June 30, 2017
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of August 7, 2017, the Company had sold 10,692,409 and 10,208,957 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $203.0 million. Included in these amounts were 325,640 and 70,909 shares of Class A and Class T common stock, respectively, sold under the Company's dividend reinvestment plan for aggregate gross offering proceeds of $3.7 million.
Cash Distributions Paid
On July 5, 2017, the Company paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from June 1, 2017 through June 30, 2017. On August 1, 2017, the Company paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from July 1, 2017 through July 31, 2017. Distributions for the period from June 1, 2017 through July 31, 2017 were calculated based on stockholders of record each day during the period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On May 10, 2017, the Company’s board of directors authorized stock dividends for the month of June 2017, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on June 30, 2017.  The Company issued the June 2017 stock dividend, consisting of 43,106 shares, on July 6, 2017.
On May 10, 2017, the Company’s board of directors authorized stock dividends for the month of July 2017, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on July 31, 2017.  The Company issued the July 2017 stock dividends, consisting of 43,945 shares, on August 2, 2017.
Distributions Declared
On July 6, 2017, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from August 1, 2017 through August 31, 2017, which the Company expects to pay in September 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company's dividend reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on July 6, 2017, the Company's board of directors authorized a stock dividend for the month of August 2017 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on August 31, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company expects to issue this stock dividend in September 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

On August 10, 2017, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from September 1, 2017 through September 30, 2017 and October 1, 2017 through October 31, 2017, which the Company expects to pay in October 2017 and November 2017, respectively. Investors may choose to receive cash distributions or purchase additional shares through the Company's dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on August 10, 2017, the Company's board of directors authorized a stock dividend for the months of September 2017 and October 2017 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on September 30, 2017 and October 31, 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company expects to issue these stock dividends in October 2017 and November 2017, respectively.
Probable Real Estate Investment
Oakland City Center
On July 10, 2017, the Company, through an indirect wholly owned subsidiary (the “Buyer”), entered into a contract of sale (the “Agreement”) to acquire an office property containing two buildings with an aggregate of 367,357 rentable square feet located on approximately 1.1 acres of land in Oakland, California (“Oakland City Center”). The sellers are not affiliated with the Company or the Advisor. The contractual purchase price of Oakland City Center was approximately $155.0 million plus closing costs. Pursuant to the Agreement, the Company would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. As of the date of this filing, the Company had made total deposits of $8.0 million and, in some circumstances, if the Company fails to complete the acquisition, it may forfeit up to $8.0 million of earnest money.
As of July 1, 2017, Oakland City Center was approximately 92% leased to 44 tenants.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of June 30, 2017, our total assets were $428.4 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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
Our board of directors has extended the closing date of our ongoing primary initial public offering until the earlier of the sale of up to $650.0 million of shares, or the date the registration statement relating to our proposed follow-on offering (the “Follow-on Offering”) is declared effective by the SEC.
On August 10, 2017, we filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. Pursuant to the Follow-on Offering registration statement, we propose to register up to $500.0 million of shares of common stock for sale to the public in the primary Follow-on Offering. We also expect to register up to $125.0 million of shares of common stock pursuant to our dividend reinvestment plan in the Follow-on Offering. We can give no assurance that we will commence or complete the Follow-on Offering.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of June 30, 2017, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of June 30, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction.
As of June 30, 2017, we had sold 10,552,989 and 10,011,674 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $199.8 million in our initial public offering, including 293,479 and 56,881 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $3.3 million. Also as of June 30, 2017, we had redeemed 99,590 and 5,298 shares of Class A and Class T common stock, respectively, for $0.9 million.
As of June 30, 2017, we had sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on each of April 2, 2014 and July 31, 2014, we issued 120,106 shares of Class A common stock to an entity affiliated with two of our officers and affiliated directors for $1.0 million in separate private transactions exempt from the registration requirements of the Securities Act.
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
Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, with improving employment data in most of the European Union countries. The U.K. and China remain areas of concern. The U.K. is working through its BREXIT process, whereas the Chinese economy has shown signs of stabilization, but is still struggling with uncertainty in its banking system in relation to bad loans. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 97 months (as of the end of second quarter 2017), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, that lasted 58 months. In June 2017, the U.S. Federal Reserve (the “FED”) increased interest rates for the fourth time in three years. Expectations are now mixed for further rate increases, as signs of inflation have been weakening. The FED is still hoping to normalize the level of interest rates in the United States. However, little in the U.S. macroeconomic data suggests that the economy is growing too rapidly or that inflation is accelerating. Real gross domestic product (“GDP”) growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7% over the same period. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements. Uncertainty surrounding the new administration’s budget, plans to revamp the Affordable Care Act, the future of the Chair of the FED, and the continued weakness in retailers all may adversely impact business and consumer confidence.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The U.S. commercial real estate market continues to benefit from inflows of foreign capital, albeit at a slowing rate. With a backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar’s position as a haven currency took a hit as the dollar’s value against other major global currencies declined for most of the second quarter. An easing in demand for U.S. commercial real estate is reflected in the slowing of transaction volumes. The industrial property sector is the lone standout, as internet sales volumes continue to increase the demand for warehouses and logistics-related assets. Traditional sources of capital are favoring a “risk-off” approach, as capital flows have shifted equity towards debt, or secured, investing. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are attempting to adjust to new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
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
Liquidity and Capital Resources
On January 7, 2015, we broke escrow in our initial public offering. We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We expect to obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2017, we had sold 10,552,989 and 10,011,674 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $199.8 million in our initial public offering. Additionally, we sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
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
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties as of June 30, 2017:

Property	Number of Rooms	Percentage Occupied for the Six Months Ended June 30, 2017	Average Revenue per Available Room	Average Daily Rate
Springmaid Beach Resort (1)	452	81.3%	$98.00	$120.56
Q&C Hotel	196	72.9%	$127.78	$175.37
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

Our office and apartment properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2017, we owned two office properties that were 81% occupied and one apartment property that was 88% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of June 30, 2017, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of June 30, 2017, we had mortgage debt obligations in the aggregate principal amount of $214.0 million, with a weighted-average remaining term of 2.1 years. As of June 30, 2017, $13.0 million was available under the 210 West 31st Street Mortgage Loan for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments include payments to the dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses, provided that no reimbursements made by us to our advisor or dealer manager may cause total organization and offering expenses incurred by us in connection with our initial public offering (including selling commissions, dealer manager fees, stockholder servicing fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our public offering as of the date of reimbursement. As of June 30, 2017, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $9.4 million. In addition, our advisor and its affiliates will reimburse us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of our initial public offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the initial public offering. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of June 30, 2017, our advisor had incurred offering expenses on our behalf related to our private offering of $1.0 million, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. We will also continue to make payments to our dealer manager related to the stockholder servicing fees. Our currently effective advisory agreement expires August 12, 2017 but was renewed for an additional one-year term on August 10, 2017, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2017 did not exceed the charter imposed limitation.
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of June 30, 2017, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of June 30, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction. During the six months ended June 30, 2017, net cash provided by operating activities was $0.8 million. We expect that our cash flows from operating activities will generally increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $5.9 million for the six months ended June 30, 2017 and primarily consisted of the following:

•	$4.5 million of improvements to real estate;

•	$2.3 million of payments for construction in progress; and

•	$0.9 million of proceeds from insurance claims.
Cash Flows from Financing Activities
Net cash provided by financing activities was $50.1 million for the six months ended June 30, 2017 and primarily consisted of the following:

•
$49.2 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $3.2 million;

•	$1.9 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $2.0 million, partially offset by payments of deferred financing costs of $0.1 million;

•	$0.7 million million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.1 million;

•	$0.3 million of cash used for redemptions of common stock; and

•	$0.1 million of noncontrolling interest contributions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds from our offering stage, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2017, our borrowings and other liabilities were approximately 52% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$213,961	$38,000	$134,564	$41,397	$—
Interest payments on outstanding debt obligations (2)	18,132	4,464	13,118	550	—
Stockholder servicing fee liability (3)	557	557	—	—	—
Lease obligations	55,656	180	720	720	54,036
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2017. We incurred interest expense of $4.4 million, excluding amortization of deferred financing costs of $0.8 million and unrealized loss on interest rate cap of $73,000 and including interest capitalized of $1.7 million for the six months ended June 30, 2017.
(3) Stockholder servicing fee is an annual fee of 1.0% of the purchase price per Class T share sold in our primary public offering for services rendered to Class T stockholders by the broker dealer of record after the initial sale of the Class T share. The stockholder servicing fee will accrue daily and be paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share. The amount shown is the amount estimated as payable as of June 30, 2017 based on the terms of the Class T shares.
In addition, as of June 30, 2017, we expect to incur approximately $15.4 million related to development costs through 2018 related to 210 West 31st Street.
Results of Operations
Overview
As of June 30, 2016, we had invested in two hotel properties, two office properties, an investment in an unconsolidated entity and one first mortgage loan. As of June 30, 2017, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of June 30, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction. We funded the acquisitions of these investments with proceeds from our terminated private offering, initial public offering and debt financing. Our results of operations for the three and six months ended June 30, 2017 are not indicative of those in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to make future acquisitions of real estate and real estate-related investments. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2017 versus the three months ended June 30, 2016
The following table provides summary information about our results of operations for the three months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Hotel revenues	$6,470	$8,318	$(1,848)	(22)%	—	(1,848)
Office revenues	1,782	1,058	724	68%	754	(30)
Apartment revenues	1,699	—	1,699	n/a	1,699	—
Interest income from real estate loans receivable	101	99	2	2%	—	2
Hotel expenses	4,788	4,943	(155)	(3)%	—	(155)
Office expenses	597	260	337	130%	347	(10)
Apartment expenses	862	—	862	n/a	862	—
Asset management fees to affiliate	577	299	278	93%	256	22
Real estate acquisition fees and expenses to affiliate	—	1,341	(1,341)	(100)%	(1,341)	—
Real estate acquisition fees and expenses	—	128	(128)	(100)%	(128)	—
General and administrative expenses	772	722	50	7%	n/a	n/a
Depreciation and amortization	2,614	1,705	909	53%	1,028	(119)
Interest expense	1,834	783	1,051	134%	1,132	(81)
Income tax benefit	428	14	414	2,957%	—	414
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 related to real estate acquired on or after April 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Hotel revenues decreased from $8.3 million for the three months ended June 30, 2016 to $6.5 million for the three months ended June 30, 2017 due to the impact of Hurricane Matthew in October 2016, the result of which placed 238 rooms at Springmaid Beach Resort out of service during the three months ended June 30, 2017. Once the rooms are returned to service, we expect hotel revenues to increase in future periods as a result of the ongoing improvements in connection with the re-branding strategy of our hotel properties.
Office revenues increased from $1.1 million for the three months ended June 30, 2016 to $1.8 million for the three months ended June 30, 2017 primarily as a result of the growth in our real estate portfolio. We expect office revenue to increase in future periods as a result of anticipated future acquisitions of office properties.
Apartment revenues for the three months ended June 30, 2017 were $1.7 million. We expect apartment revenues to vary in future periods depending on occupancy rates and rental rates and whether we acquire any additional apartment properties.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at approximately $0.1 million for the three months ended June 30, 2017 and 2016.
Hotel expenses decreased from $4.9 million for the three months ended June 30, 2016 to $4.8 million for the three months ended June 30, 2017 primarily due to the 238 rooms placed out of service as a result of the impact of Hurricane Matthew in October 2016. Office expenses increased from $0.3 million for the three months ended June 30, 2016 to $0.6 million for the three months ended June 30, 2017 and apartment expenses for the three months ended June 30, 2017 were $0.9 million. We expect total expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Asset management fees to affiliate increased from $0.3 million for the three months ended June 30, 2016 to $0.6 million for the three months ended June 30, 2017 primarily as a result of the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate properties and as a result of any improvements we make to our properties. Approximately $21,000 of asset management fees incurred were payable as of June 30, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2017, we did not acquire any real estate properties. Real estate acquisition fees and expenses to affiliate and non-affiliates were $1.5 million for the three months ended June 30, 2016. We acquired one real estate property accounted for as a business combination for $51.3 million during the three months ended June 30, 2016. We adopted ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, our acquisitions of real estate properties beginning January 1, 2017 qualified as asset acquisitions as opposed to business combinations.  Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization expenses increased from $1.7 million for the three months ended June 30, 2016 to $2.6 million for the three months ended June 30, 2017 primarily due to the growth of our real estate portfolio. We expect depreciation and amortization expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Interest expense increased from $0.8 million for the three months ended June 30, 2016 to $1.8 million for the three months ended June 30, 2017 primarily due to increased borrowings in connection with our acquisition activity. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Income tax benefit increased from $14,000 for the three months ended June 30, 2016 to $0.4 million for the three months ended June 30, 2017 primarily due to a deferred tax asset related to our taxable REIT subsidiaries that manage the day-to-day operations of our hotel properties.
Comparison of the six months ended June 30, 2017 versus the six months ended June 30, 2016
The following table provides summary information about our results of operations for the six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Hotel revenues	$11,313	$11,965	$(652)	(5)%	—	(652)
Office revenues	3,606	1,397	2,209	158%	2,298	(89)
Apartment revenues	3,438	—	3,438	n/a	3,438	—
Interest income from real estate loans receivable	200	197	3	2%	—	3
Hotel expenses	9,032	8,309	723	9%	—	723
Office expenses	1,177	339	838	247%	845	(7)
Apartment expenses	1,698	—	1,698	n/a	1,698	—
Asset management fees to affiliate	1,081	549	532	97%	513	19
Real estate acquisition fees and expenses to affiliate	—	1,341	(1,341)	(100)%	(1,341)	—
Real estate acquisition fees and expenses	—	128	(128)	(100)%	(128)	—
General and administrative expenses	1,346	1,420	(74)	(5)%	n/a	n/a
Depreciation and amortization	5,467	2,986	2,481	83%	2,816	(335)
Interest expense	3,544	1,448	2,096	145%	2,036	60
Income tax benefit	437	14	423	3,021%	—	423
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 related to real estate acquired on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Hotel revenues decreased from $12.0 million for the six months ended June 30, 2016 to $11.3 million for the six months ended June 30, 2017 due to the impact of Hurricane Matthew in October 2016, the result of which placed 238 rooms at Springmaid Beach Resort out of service during the six months ended June 30, 2017. Once the rooms are returned to service, we expect hotel revenues to increase in future periods as a result of the ongoing improvements in connection with the re-branding strategy of our hotel properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Office revenues increased from $1.4 million for the six months ended June 30, 2016 to $3.6 million for the six months ended June 30, 2017 primarily as a result of the growth in our real estate portfolio. We expect office revenue to increase in future periods as a result of anticipated future acquisitions of office properties.
Apartment revenues for the six months ended June 30, 2017 were $3.4 million. We expect apartment revenues to vary in future periods depending on occupancy rates and rental rates and whether we acquire any additional apartment properties.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at approximately $0.2 million for the six months ended June 30, 2017 and 2016.
Hotel expenses increased from $8.3 million for the six months ended June 30, 2016 to $9.0 million for the six months ended June 30, 2017 as a result of increased sales and marketing costs in connection with the re-branding strategy of our hotel properties. Office expenses increased from $0.3 million for the six months ended June 30, 2016 to $1.2 million for the six months ended June 30, 2017 and apartment expenses for the six months ended June 30, 2017 were $1.7 million. We expect total expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Asset management fees to affiliate increased from $0.5 million for the six months ended June 30, 2016 to $1.1 million for the six months ended June 30, 2017 primarily as a result of the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate properties and as a result of any improvements we make to our properties. Approximately $21,000 of asset management fees incurred were payable as of June 30, 2017.
During the six months ended June 30, 2017, we did not acquire any real estate properties. Real estate acquisition fees and expenses to affiliate and non-affiliates were $1.5 million for the six months ended June 30, 2016. We acquired one real estate property accounted for as a business combination for $51.3 million during the six months ended June 30, 2016. We adopted ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, our acquisitions of real estate properties beginning January 1, 2017 qualified as asset acquisitions as opposed to business combinations.  Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization expenses increased from $3.0 million for the six months ended June 30, 2016 to $5.5 million for the six months ended June 30, 2017 primarily due to the growth of our real estate portfolio. We expect depreciation and amortization expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Interest expense increased from $1.4 million for the six months ended June 30, 2016 to $3.5 million for the six months ended June 30, 2017 primarily due to increased borrowings in connection with our acquisition activity. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Income tax benefit increased from $14,000 for the six months ended June 30, 2016 to $0.4 million for the six months ended June 30, 2017 primarily due to a deferred tax asset related to our taxable REIT subsidiaries that manage the day-to-day operations of our hotel properties.

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

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases and acquisition fees and expenses, are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate; and

•
Acquisition fees and expenses. Prior to our early adoption of ASU No. 2017-01 on January 1, 2017, acquisition fees and expenses related to the acquisition of real estate were generally expensed. Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis. Additionally, acquisition fees and expenses have been funded from the proceeds from our offerings and debt financings and not from our operations. We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2017 and 2016 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(1,280)	$(810)	$(3,728)	$(2,903)
Depreciation of real estate assets	1,746	1,119	3,454	2,235
Amortization of lease-related costs	868	586	2,013	751
Adjustments for noncontrolling interests (1)	(172)	(104)	(368)	(215)
FFO attributable to common stockholders	1,162	791	1,371	(132)
Straight-line rent and amortization of above- and below-market leases	(157)	(173)	(340)	(174)
Amortization of discounts and closing costs	(19)	(17)	(38)	(34)
Unrealized losses on derivative instruments	23	10	73	42
Real estate acquisition fees to affiliate	—	1,341	—	1,341
Real estate acquisition fees and expenses	—	128	—	128
Adjustments for noncontrolling interests (1)	(5)	—	(11)	—
MFFO attributable to common stockholders	1,004	2,080	1,055	1,171
Other capitalized operating expenses (2)	(160)	(44)	(287)	(93)
Adjustments for noncontrolling interests - consolidated entity (1)	—	4	—	9
Adjusted MFFO attributable to common stockholders	$844	$2,040	$768	$1,087
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
During our private offering, there was no limit on the amount of organization and offering costs we could incur. As of June 30, 2017, we had recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, all of which were initially paid by our advisor or its affiliates on our behalf and subsequently reimbursed by us. In addition, we paid $1.9 million in selling commissions and dealer manager fees related to our private offering.
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
Through June 30, 2017, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on our behalf in connection with the public offering of approximately $9.4 million. As of June 30, 2017, we had recorded $12.6 million in selling commissions and dealer manager fees and $1.0 million of stockholder servicing fees. As of June 30, 2017, we had recorded $2.0 million of other organization and offering expenses, which amount represent our maximum liability for organization and offering costs as of June 30, 2017 based on the 1.0% limitation described above.
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

Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow provided by operations were as follows for the first and second quarters of 2017 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share (1) (2)	Distributions Declared Per Class T Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2017	$852	$0.047	$0.024	$320	$501	$821	$457
Second Quarter 2017	960	0.048	0.024	357	583	940	338
	$1,812	$0.095	$0.048	$677	$1,084	$1,761	$795
_____________________
(1) Distributions for the period from January 1, 2017 through June 30, 2017 were based on daily record dates and were calculated at a rate of $0.00052548 per share per day.
(2) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2017, we paid aggregate distributions of $1.8 million, including $0.7 million distributions paid in cash and $1.1 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2017 was $3.7 million and cash flow provided by operations was $0.8 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $0.8 million of cash flow from operating activities and $1.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through June 30, 2017, we paid cumulative distributions of $5.5 million and our cumulative net loss during the same period was $14.8 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the six months ended June 30, 2017, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 2% annualized stock dividend per share of common stock if paid each month for a year.  Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
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
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of August 7, 2017, we had sold 10,692,409 and 10,208,957 shares of Class A and Class T common stock, respectively, in our initial public offering for aggregate gross offering proceeds of $203.0 million. Included in these amounts were 325,640 and 70,909 shares of Class A and Class T common stock, respectively, sold under our dividend reinvestment plan for aggregate gross offering proceeds of $3.7 million.
Cash Distributions Paid
On July 5, 2017, we paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from June 1, 2017 through June 30, 2017. On August 1, 2017, we paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from July 1, 2017 through July 31, 2017. Distributions for the period from June 1, 2017 through July 31, 2017 were calculated based on stockholders of record each day during the period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On May 10, 2017, our board of directors authorized stock dividends for the month of June 2017, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on June 30, 2017.  We issued the June 2017 stock dividend, consisting of 43,106 shares, on July 6, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 10, 2017, our board of directors authorized stock dividends for the month of July 2017, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on July 31, 2017.  We issued the July 2017 stock dividend, consisting of 43,945 shares, on August 2, 2017.
Distributions Declared
On July 6, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from August 1, 2017 through August 31, 2017, which we expect to pay in September 2017. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on July 6, 2017, our board of directors authorized a stock dividend for the month of August 2017 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on August 31, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue this stock dividend in September 2017.
On August 10, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from September 1, 2017 through September 30, 2017 and October 1, 2017 through October 31, 2017, which we expect to pay in October 2017 and November 2017, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on August 10, 2017, our board of directors authorized a stock dividend for the months of September 2017 and October 2017 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on September 30, 2017 and October 31, 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue these stock dividends in October 2017 and November 2017, respectively.
Probable Real Estate Investment
Oakland City Center
On July 10, 2017, we, through an indirect wholly owned subsidiary (the “Buyer”), entered into a contract of sale (the “Agreement”) to acquire an office property containing two buildings with an aggregate of 367,357 rentable square feet located on approximately 1.1 acres of land in Oakland, California (“Oakland City Center”). The sellers are not affiliated with us or our advisor. The contractual purchase price of Oakland City Center was approximately $155.0 million plus closing costs. Pursuant to the Agreement, we would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. As of July 11, 2017, we had made total deposits of $8.0 million and, in some circumstances, if we fail to complete the acquisition, we may forfeit up to $8.0 million of earnest money.
As of July 1, 2017, Oakland City Center was approximately 92% leased to 44 tenants.

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
As of June 30, 2017, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At June 30, 2017, the fair value and carrying value of our fixed rate real estate loan receivable was $3.5 million. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $214.0 million of variable rate debt outstanding. Based on interest rates as of June 30, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2018, interest expense on our variable rate debt would increase or decrease by $2.1 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of June 30, 2017 was 11.7%. The effective interest rate represents the effective interest rate as of June 30, 2017, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of June 30, 2017 was 4.2%.  The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2017 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of June 30, 2017 where applicable.
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
For the six months ended June 30, 2017, we paid aggregate distributions of $1.8 million, including $0.7 million distributions paid in cash and $1.1 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2017 was $3.7 million and cash flow provided by operations was $0.8 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $0.8 million of cash flow from operating activities and $1.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through June 30, 2017, we paid cumulative distributions of $5.5 million and our cumulative net loss during the same period was $14.8 million.
If we consummate a merger or pursue another exit strategy in the near term, stockholders may not receive an amount per share equal to our current offering prices or our estimated net asset value (“NAV”) per share.
Our estimated NAV per share of $9.05, as established by our board of directors on June 6, 2017, did not take into account estimated disposition costs and fees for real estate properties, entity liquidation costs, and debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations.  These fees may be substantial.  Thus, to the extent we consummate a merger or pursue another exit strategy in the near  term, stockholders may not recover their purchase price or the estimated NAV per share due to the impact of these fees and costs.

PART II. OTHER INFORMATION (CONTINUED)

We have a history of operating losses and cannot assure you that we will achieve profitability.
Since our inception in 2013, we have experienced net losses (calculated in accordance with GAAP) for each fiscal year, which have contributed to our cumulative net loss of $14.8 million from inception through June 30, 2017. Our net loss attributable to common stockholders for the three months ended June 30, 2017 was $1.3 million. Our net loss attributable to common stockholders for the year ended December 31, 2016, and from inception through December 31, 2016 was $6.5 million and $11.1 million, respectively. Our net loss attributable to common stockholders for the year ended December 31, 2015, and from inception through December 31, 2015 was $2.1 million and $4.6 million, respectively. The extent of our future operating losses and the timing of when we will achieve profitability are highly uncertain, and we may never achieve or sustain profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)
During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933. On July 13, 2017, we issued 214,175 of Class A shares of common stock for $9.15 per share (or an aggregate purchase price of $2.0 million) to a business associate of Keith D. Hall and Peter McMillian III. The shares were issued in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. We did not pay selling commissions or dealer manager fees with respect to this sale. The purchase price reflects a $0.85 discount to the $10.00 per share offering price in our ongoing initial public offering, reflecting that no selling commissions or dealer manager fees were paid on the sale.

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
Our board of directors has extended the closing date of our ongoing primary initial public offering until the earlier of the sale of up to $650.0 million of shares, or the date the registration statement relating to our proposed follow-on offering (the “Follow-on Offering”) is declared effective by the SEC.
On August 10, 2017, we filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. Pursuant to the Follow-on Offering registration statement, we propose to register up to $500.0 million of shares of common stock for sale to the public in the primary Follow-on Offering. We also expect to register up to $125.0 million of shares of common stock pursuant to our dividend reinvestment plan in the Follow-on Offering. We can give no assurance that we will commence or complete the Follow-on Offering.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of June 30, 2017, we had sold 10,552,989 and 10,011,674 shares of Class A and Class T common stock, respectively, in our ongoing initial public offering for aggregate gross offering proceeds of $199.8 million in our initial public offering, including 293,479 and 56,881 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $3.3 million. As of June 30, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$12,568	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees)	1,960	Actual
Total expenses	$14,528

Percentage of offering proceeds used to pay or reimburse affiliates for expenses above	7.3%	Actual
______________________________________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears. Our dealer manager will reallow all of the stockholder servicing fees paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of June 30, 2017, we had recorded approximately $1.0 million in stockholder servicing fees, which is the estimated amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering as of June 30, 2017.
(2) Organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) are capped at 1.0% of gross offering proceeds from the primary portion of our initial public offering.  KBS Capital Advisors and its affiliates are responsible for any organization and other offering costs related to the primary portion of our initial public offering that exceed this limit.  The amount included above represents our maximum liability for organization and other offering costs based on the 1.0% limit.  As of June 30, 2017, KBS Capital Advisors and its affiliates had incurred an additional $7.4 million in organization and other offering costs on our behalf in connection with our initial public offering.
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
As of June 30, 2017, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $351.7 million in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity, a leasehold interest through a joint venture to develop one retail property and one first mortgage loan, including $11.1 million of acquisition fees and closing costs and origination fees and expenses.

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

Pursuant to the program, as amended, unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in the share redemption program), until we established an estimated net asset value or NAV per share of our common stock, the price at which we redeemed the shares was as follows:

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
Notwithstanding the foregoing, stock dividends were initially redeemed at the “net investment amount” per share, which is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table in our prospectus, as amended and supplemented. For each class of shares, this amount initially equals $9.01 per share for redemptions of shares received as a result of a stock dividend.
On June 6, 2017, our board of directors approved an estimated NAV per share of our common stock of $9.05. After we established an estimated NAV per share of our common stock, and unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability, or determination of incompetence, the price at which we will redeem the shares is as follows:

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
We expect to update our estimated NAV per share annually in December.
The terms of our share redemption program with respect to redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence are as follows:

•	There is no one-year holding requirement;

•	Additional funds in an amount up to $500,000 are available for redemption;

•
Until we established an estimated NAV per share on June 6, 2017, the redemption price was the amount paid to acquire the shares from us; provided that, stock dividends will initially be redeemed at the “net investment amount” per share, which was based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table in our prospectus for our initial public offering, as amended and supplemented. For each class of shares, this amount initially equaled $9.01 per share for redemptions of shares received as a result of a stock dividend; and

•	Once we have established an estimated NAV per share (which occurred in June 6, 2017), the redemption price is the estimated NAV of the shares, as determined by our board of directors.
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
During the six months ended June 30, 2017, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	(2)
February 2017	12,209	$8.88	(2)
March 2017	11,520	$9.36	(2)
April 2017	1,706	$9.15	(2)
May 2017	2,123	$9.58	(2)
June 2017	5,806	$8.52	(2)
Total	33,364
_____________________
(1) Pursuant to the program, as amended, we will redeem shares at the purchase prices described above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2017, we redeemed $0.3 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2017 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017 and the $0.5 million set aside for stockholder’s death, qualifying disability or determination of incompetence, we have $1.8 million available for redemptions during the remainder of 2017, subject to the limitations described above.

PART II. OTHER INFORMATION (CONTINUED)

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
Renewal of Advisory Agreement
On August 10, 2017, we renewed the advisory agreement with KBS Capital Advisors LLC for an additional one-year period effective August 12, 2017. The renewed advisory agreement is effective through August 12, 2018; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are substantially the same as those of the advisory agreement that was in effect through August 12, 2017.
Resignation of Independent Director
On August 9, 2017, William M. Petak notified our board of directors of his decision to resign as a member of the board effective immediately. His decision to resign as a member of the board was not the result of any disagreement with the company on any matter relating to the company’s operations, policies or practices.
Appointment of Independent Director
On August 10, 2017, our board of directors appointed John P. Joliet, 47, to serve as a member of the Board of Directors, the Audit Committee thereof and the Conflicts Committee.
Mr. Joliet has been a Partner at American Discovery Capital since he founded the company in 2016. American Discovery Capital is an independent merchant banking firm focused on principal investments in leading family-owned and middle-market companies in selected high-growth sectors. Prior to founding American Discovery Capital Mr. Joliet was a Partner and Managing Director at Moelis & Company where he was responsible for leading the firm’s global investment banking activities in the Enterprise Software sector. Prior to joining Moelis &Co., Mr. Joliet spent ten years at UBS Investment Bank where he was a Managing Director and Global Head of Software Investment Banking, as well as the Head of the Los Angeles office. Mr. Joliet began his investment banking career with Donaldson, Lufkin & Jenrette (“DLJ”), and remained with DLJ until its sale to Credit Suisse in 2000. Before he began his investment banking career, Mr. Joliet spent four years as a consultant with Coopers & Lybrand in Boston, London UK, and Chicago, and was licensed as a Certified Public Accountant.
Mr. Joliet studied at the University of Pennsylvania’s Wharton School and the Ross School of Business at the University of Michigan,where he earned a Bachelor of Business Administration. He earned a Master of Business Administration, with honors, from the University of Chicago’s Booth School of Business.

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

4.3	Fourth Amended and Restated Dividend Reinvestment Plan adopted May 18, 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 24, 2017

4.4
Escrow Agreement dated January 22, 2016, incorporated by reference to Exhibit 4.5 to Post-Effective Amendment no. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated February 11, 2016

4.5	Amended and Restated Multiple Class Plan, effective as of May 18, 2017, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 24, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program adopted February 16, 2016, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed February 22, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	August 11, 2017	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 11, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)