Form 10-Q
period 2017-09-30
KBS Strategic Opportunity REIT II, Inc.
filed 2017-11-14
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 9, 2017, there were 16,542,777 and 10,839,223 outstanding shares of Class A and Class T common stock, respectively, of KBS Strategic Opportunity REIT II, Inc.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
September 30, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate, net	$498,708	$317,323
Real estate loan receivable, net	3,500	3,442
Total real estate and real estate-related investments, net	502,208	320,765
Cash and cash equivalents	36,867	43,741
Restricted cash	10,740	3,385
Investment in unconsolidated entity	2,658	2,385
Rents and other receivables	2,184	2,388
Above-market leases, net	16	21
Prepaid expenses and other assets	5,589	10,529
Total assets	$560,262	$383,214
Liabilities and equity
Notes payable, net	$305,878	$208,581
Accounts payable and accrued liabilities	8,257	7,101
Due to affiliates	5,963	812
Distributions payable	341	274
Below-market leases, net	11,842	949
Other liabilities	11,426	3,408
Total liabilities	343,707	221,125
Commitments and contingencies (Note 12)
Redeemable common stock	3,208	2,121
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 16,296,767 and 14,074,793 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	163	140
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 10,624,216 and 6,046,591 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	106	61
Additional paid-in capital	235,498	176,021
Cumulative distributions and net losses	(34,913)	(27,817)
Accumulated other comprehensive income (loss)	162	(111)
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	201,016	148,294
Noncontrolling interests	12,331	11,674
Total equity	213,347	159,968
Total liabilities and equity	$560,262	$383,214
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Hotel revenues	$12,160	$8,599	$23,473	$20,563
Office revenues	4,218	1,892	7,824	3,289
Apartment revenues	1,746	—	5,184	—
Interest income from real estate loans receivable	103	101	303	298
Total revenues	18,227	10,592	36,784	24,150
Expenses:
Hotel expenses	5,807	5,157	14,839	13,466
Office expenses	1,536	521	2,713	860
Apartment expenses	1,026	—	2,724	—
Asset management fees to affiliate	739	359	1,820	908
Real estate acquisition fees and expenses to affiliate	—	—	—	1,341
Real estate acquisition fees and expenses	—	—	—	123
General and administrative expenses	1,146	646	2,492	2,073
Depreciation and amortization	3,709	2,314	9,176	5,299
Interest expense	2,255	931	5,798	2,379
Total expenses	16,218	9,928	39,562	26,449
Other income:
Other interest income	178	75	467	132
Equity in income of unconsolidated entity	14	58	40	58
Casualty-related income	1,614	—	1,614	—
Total other income	1,806	133	2,121	190
Net income (loss) before income taxes	3,815	797	(657)	(2,109)
Income tax (expense) benefit	(431)	(48)	5	(33)
Net income (loss)	3,384	749	(652)	(2,142)
Net income attributable to noncontrolling interests	(491)	(148)	(182)	(160)
Net income (loss) attributable to common stockholders	$2,893	$601	$(834)	$(2,302)

Class A Common Stock:
Net income (loss) attributable to common stockholders	$1,905	$499	$(126)	$(2,188)
Net income (loss) per common share, basic and diluted	$0.12	$0.04	$(0.01)	$(0.18)
Weighted-average number of common shares outstanding, basic and diluted	16,166,468	13,219,633	15,410,820	12,357,932

Class T Common Stock:
Net income (loss) attributable to common stockholders	$988	$102	$(708)	$(114)
Net income (loss) per common share, basic and diluted	$0.09	$0.04	$(0.08)	$(0.10)
Weighted-average number of common shares outstanding, basic and diluted	10,482,688	2,538,705	9,107,916	1,109,835
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$3,384	$749	$(652)	$(2,142)
Other comprehensive income:
Foreign currency translation gain	82	27	273	40
Total other comprehensive income	82	27	273	40
Total comprehensive income (loss)	3,466	776	(379)	(2,102)
Total comprehensive income attributable to noncontrolling interests	(491)	(148)	(182)	(160)
Total comprehensive income (loss) attributable to common stockholders	$2,975	$628	$(561)	$(2,262)
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2016 and the Nine Months Ended September 30, 2017
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2015	9,619,143	$96	—	$—	$79,622	$(13,266)	$—	$66,452	$4,290	$70,742
Net loss	—	—	—	—	—	(6,490)	—	(6,490)	(5)	(6,495)
Other comprehensive loss	—	—	—	—	—	—	(111)	(111)	—	(111)
Issuance of common stock	4,104,345	41	5,955,697	60	97,308	—	—	97,409	—	97,409
Stock distribution declared	422,829	4	90,894	1	5,095	(5,100)	—	—	—	—
Redemptions of common stock	(71,524)	(1)	—	—	(590)	—	—	(591)	—	(591)
Transfers to redeemable common stock	—	—	—	—	(1,029)	—	—	(1,029)	—	(1,029)
Distributions declared	—	—	—	—	—	(2,961)	—	(2,961)	—	(2,961)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(6,213)	—	—	(6,213)	—	(6,213)
Reduction of other offering costs	—	—	—	—	1,828	—	—	1,828	—	1,828
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	7,389	7,389
Balance, December 31, 2016	14,074,793	$140	6,046,591	$61	$176,021	$(27,817)	$(111)	$148,294	$11,674	$159,968
Net (loss) income	—	—	—	—	—	(834)	—	(834)	182	(652)
Other comprehensive income	—	—	—	—	—	—	273	273	—	273
Issuance of common stock	2,062,259	21	4,452,107	45	62,617	—	—	62,683	—	62,683
Stock distribution declared	226,399	3	130,816	1	3,411	(3,415)	—	—	—	—
Redemptions of common stock	(66,684)	(1)	(5,298)	(1)	(632)	—	—	(634)	—	(634)
Transfers to redeemable common stock	—	—	—	—	(1,087)	—	—	(1,087)	—	(1,087)
Distributions declared	—	—	—	—	—	(2,847)	—	(2,847)	—	(2,847)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,249)	—	—	(4,249)	—	(4,249)
Other offering costs	—	—	—	—	(583)	—	—	(583)	—	(583)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	500	500
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(25)	(25)
Balance, September 30, 2017	16,296,767	$163	10,624,216	$106	$235,498	$(34,913)	$162	$201,016	$12,331	$213,347
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(652)	$(2,142)
Adjustment to reconcile net loss to net cash provided by operating activities
Equity in income of unconsolidated entity	(40)	(58)
Distribution of earnings from unconsolidated joint venture	40	—
Casualty-related income	(1,614)	—
Depreciation and amortization	9,176	5,299
Noncash interest income on real estate-related investment	(58)	(52)
Deferred rents	(319)	(172)
Bad debt expense	425	—
Amortization of above- and below-market leases, net	(974)	(285)
Amortization of deferred financing costs	612	384
Unrealized loss on derivative instruments	117	43
Changes in operating assets and liabilities:
Rents and other receivables	(499)	(1,737)
Prepaid expenses and other assets	2,444	(845)
Accounts payable and accrued liabilities	509	1,594
Due to affiliates	23	(10)
Other liabilities	1,176	2,213
Net cash provided by operating activities	10,366	4,232
Cash Flows from Investing Activities:
Acquisition of real estate	(154,719)	(51,341)
Improvements to real estate	(7,830)	(14,298)
Investment in unconsolidated entity	—	(2,486)
Payments for construction in progress	(4,103)	—
Escrow deposits for future real estate purchases	(1,000)	(3,000)
Proceeds from insurance claim	5,080	—
Net cash used in investing activities	(162,572)	(71,125)
Cash Flows from Financing Activities:
Proceeds from notes payable	97,374	45,500
Payments of deferred financing costs	(1,225)	(492)
Proceeds from issuance of common stock	61,559	69,735
Payments to redeem common stock	(634)	(40)
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	(3,803)	(4,303)
Payments of other offering costs	—	(20)
Distributions paid	(1,059)	(434)
Noncontrolling interest contributions	500	515
Distributions to noncontrolling interest	(25)	—
Net cash provided by financing activities	152,687	110,461
Net increase in cash, cash equivalents and restricted cash	481	43,568
Cash, cash equivalents and restricted cash, beginning of period	47,126	25,366
Cash, cash equivalents and restricted cash, end of period	$47,607	$68,934
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,985 and $126 for the nine months ended September 30, 2017 and 2016, respectively	$4,062	$1,788
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$1,721	$664
Increase in accrued improvements to real estate	$134	$—
Increase in other offering costs due to affiliates	$583	$157
Increase in acquisition fees due to affiliates	$4,099	$166
Reversal of accrued organization and offering expenses due to affiliates	$—	$(2,222)
Increase in stockholder servicing fees due to affiliate	$—	$1,474
Stock dividends issued	$3,415	$1,685
Increase in distributions payable	$67	$1,078
Foreign currency translation gain on investment in unconsolidated entity	$273	$40
Increase in construction in progress payable	$403	$—
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
The Company expects to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of September 30, 2017, the Company had invested in two hotel properties, three office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally as of September 30, 2017, the Company had entered into a joint venture to develop one retail property, which is currently under construction.
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
September 30, 2017
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
On January 7, 2015, the Company broke escrow in the Public Offering and through September 30, 2017, the Company had sold 10,912,156 and 10,407,804 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $207.1 million, including 342,508 and 78,227 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $3.9 million. Also as of September 30, 2017, the Company had redeemed 138,208 and 5,298 shares of Class A and Class T common stock, respectively, for $1.2 million.
On each of April 2, 2014 and July 31, 2014, the Company issued 120,106 shares of Class A common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of the Company’s directors and the Company’s Chief Executive Officer, and Peter McMillan III, also one of the Company’s directors and the Company’s President, for $1.0 million. On July 14, 2017, the Company issued 214,175 shares of Class A common stock to a business associate of Keith D. Hall and Peter McMillan III for $2.0 million. The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
September 30, 2017
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2017 and 2016. For the purpose of determining the weighted-average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock during the three and nine months ended September 30, 2017 and 2016 as follows:

Three Months Ended September 30,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2016	0.005001 shares	71,656
2017	0.005001 shares	131,477

Nine Months Ended September 30,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2016	0.015002 shares	168,866
2017	0.015003 shares	357,215
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Until the Company established an estimated net asset value, on June 6, 2017, per share of common stock, for the purpose of calculating the dollar amount of the Class A and Class T stock dividends issued, the Company used the current Class A and Class T primary offering price.
Cash distributions declared per share of Class A common stock were $0.048 and $0.143 for the three and nine months ended September 30, 2017, respectively. Cash distributions declared per share of Class T common stock were $0.025 and $0.073 for the three and nine months ended September 30, 2017, respectively. The declared rate of cash distributions for Class T Shares is different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date during the three and nine months ended September 30, 2017. Each day during the period from January 1, 2017 through September 30, 2017 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Cash distributions declared per share of Class A common stock were $0.098 and $0.154 for the three and nine months ended September 30, 2016, respectively. Cash distributions declared per share of Class T common stock were $0.074 and $0.098 for the three and nine months ended September 30, 2016. The declared rate of cash distributions for Class T Shares is different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date during the three and nine months ended September 30, 2016. Each day during the period from March 1, 2016 through March 31, 2016 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00026202 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Each day during the period from April 1, 2016 through September 30, 2016 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052404 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date. Given the distribution rate declared for the period and the applicable stockholder servicing fee for Class T shares of common stock, the Company did not pay cash distributions on shares of Class T common stock for record dates from March 1, 2016 to March 31, 2016. On September 27, 2016, the Company’s board of directors declared a one-time cash distribution in the amount of $0.05 per share on the outstanding shares of all classes of common stock to stockholders of record as of the close of business on September 27, 2016.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss) attributable to common stockholders	$2,893	$601	$(834)	$(2,302)
Less: Class A Common Stock cash distributions declared	777	1,264	2,187	1,922
Less: Class T Common Stock cash distributions declared	258	249	660	254
Undistributed net income (loss) attributable to common stockholders	$1,858	$(912)	$(3,681)	$(4,478)

Class A Common Stock:
Undistributed net income (loss) attributable to common stockholders	$1,128	$(765)	$(2,313)	$(4,110)
Class A Common Stock cash distributions declared	777	1,264	2,187	1,922
Net income (loss) attributable to Class A common stockholders	$1,905	$499	$(126)	$(2,188)
Net income (loss) per common share, basic and diluted	$0.12	$0.04	$(0.01)	$(0.18)
Weighted-average number of common shares outstanding, basic and diluted	16,166,468	13,219,633	15,410,820	12,357,932

Class T Common Stock:
Undistributed net income (loss) attributable to common stockholders	$730	$(147)	$(1,368)	$(368)
Class T Common Stock cash distributions declared	258	249	660	254
Net income (loss) attributable to Class T common stockholders	$988	$102	$(708)	$(114)
Net income (loss) per common share, basic and diluted	$0.09	$0.04	$(0.08)	$(0.10)
Weighted-average number of common shares outstanding, basic and diluted	10,482,688	2,538,705	9,107,916	1,109,835
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
September 30, 2017
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
September 30, 2017
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); and (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis; (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
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

3.	RECENT ACQUISITION OF REAL ESTATE
During the nine months ended September 30, 2017, the Company acquired the following property (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Oakland City Center	Oakland	CA	08/18/2017	$22,150	$136,544	$11,951	$—	$(11,872)	$158,773
The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Oakland City Center	4.8	—	4.7
The Company recorded this acquisition as an asset acquisition. Included in the total purchase price above was $5.5 million of capitalized acquisition costs. For the nine months ended September 30, 2017, the Company recognized $2.4 million of total revenues and $1.2 million of operating expenses from this property.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

4.	REAL ESTATE
As of September 30, 2017, the Company’s real estate portfolio was composed of two hotel properties, three office properties and one apartment building. In addition, the Company has entered into a joint venture to develop one retail property, which is currently under construction. The following table summarizes the Company’s real estate as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Land	$93,598	$71,448
Buildings and improvements	340,391	196,050
Construction in progress	62,246	50,452
Tenant origination and absorption costs	16,471	6,226
Total real estate, cost	512,706	324,176
Accumulated depreciation and amortization	(13,998)	(6,853)
Total real estate, net	$498,708	$317,323
The following table provides summary information regarding the Company’s real estate as of September 30, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$30,821	$—	$58,259	$(3,617)	$54,642	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	52,921	—	54,153	(3,301)	50,852	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	11,412	603	13,865	(957)	12,908	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	33,711	3,917	52,334	(3,221)	49,113	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	74,902	—	101,124	(1,648)	99,476	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Retail	—	62,246	—	62,246	—	62,246	80.0%
Oakland City Center	08/18/2017	Oakland	CA	Office	22,150	136,624	11,951	170,725	(1,254)	169,471	100.0%
					$93,598	$402,637	$16,471	$512,706	$(13,998)	$498,708
_____________________
(1) Building and improvements includes construction in progress.
(2) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114. As of September 30, 2017, the capital lease had a carrying value of $7.1 million included in construction in progress.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Hotel Properties
As of September 30, 2017, the Company owned two hotel properties. The following table provides detail information regarding the Company's hotel revenues and expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Hotel revenues:
Room	$4,973	6,499	$13,304	15,180
Food, beverage and convention services	1,031	883	2,785	2,436
Campground	288	275	838	806
Other (1)	5,868	942	6,546	2,141
Hotel revenues	$12,160	$8,599	$23,473	$20,563

Hotel expenses:
Room	$1,391	1,500	$3,604	3,787
Food, beverage and convention services	868	842	2,381	2,188
General and administrative	601	590	1,748	1,696
Sales and marketing	690	453	2,058	1,236
Repairs and maintenance	454	485	1,350	1,345
Utilities	325	324	777	767
Property taxes and insurance	867	348	1,650	1,050
Other	611	615	1,271	1,397
Hotel expenses	$5,807	$5,157	$14,839	$13,466
_____________________
(1) Hotel revenues - other includes $5.5 million and $5.8 million of business interruption insurance recovery for the three and nine months ended September 30, 2017, respectively.
Springmaid Beach Resort
Springmaid Beach Resort sustained significant damage from Hurricane Matthew in October 2016, which resulted in a number of rooms being offline through September 30, 2017. The pier was destroyed and certain restaurants and stores have been closed. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to 3% of replacement cost per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss for the damaged assets' net book value of $3.7 million during the year ended December 31, 2016, which was reduced by $3.7 million of estimated insurance recovery since the Company determined that it was probable of receipt. While the Company's insurance recovery is subject to a deductible, the Company did not recognize a loss as the estimated insurance recovery based on fair value (or replacement cost) exceeds the net book value of the damaged assets plus the deductible amount, which is estimated to be approximately $2.5 million.
As of December 31, 2016, the Company recorded a receivable of $6.2 million for estimated insurance recoveries as prepaid expenses and other assets on the accompanying consolidated balance sheets related to the damages mentioned above. In September 2017, the Company reached a final settlement with the insurance company. The Company received $8.2 million for the property damages sustained as a result of Hurricane Matthew during the nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, the Company received $5.5 million and $5.8 million of business interruption insurance recovery, respectively, which is included in hotel revenues on the accompanying consolidated statements of operations. As a result of the settlement, the Company recorded a $1.6 million gain for casualty-related income, net on the accompanying consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

To the extent that insurance proceeds ultimately exceeded the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess was reflected as income in the period those amounts were received or when receipt was deemed probable to occur.
Office Properties
As of September 30, 2017, the Company owned three office properties encompassing in the aggregate 551,380 rentable square feet which were 90% occupied. The following table provides detailed information regarding the Company's office revenues and expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Office revenues:
Rental income	$3,983	$1,817	$7,406	$3,165
Tenant reimbursements and other income	235	75	418	124
Office revenues	$4,218	$1,892	$7,824	$3,289

Office expenses:
Operating, maintenance, and management	$1,094	$328	$1,890	$552
Real estate taxes and insurance	442	193	823	308
Office expenses	$1,536	$521	$2,713	$860
Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2017, the leases had remaining terms, excluding options to extend, of up to 10.9 years with a weighted-average remaining term of 3.5 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.0 million and $0.7 million as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2017 through December 31, 2017	$4,607
2018	17,512
2019	15,577
2020	12,193
2021	9,383
Thereafter	19,912
$79,184

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Apartment Property
As of September 30, 2017, the Company owned one apartment property with 292 units which was 94% occupied. The following table provides detailed information regarding the Company's apartment revenues and expenses for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Apartment revenues:
Rental income	$1,638	$4,856
Tenant reimbursements and other income	108	328
Apartment revenues	$1,746	$5,184

Apartment expenses:
Operating, maintenance, and management	$683	$1,704
Real estate taxes and insurance	343	1,020
Apartment expenses	$1,026	$2,724

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Cost	$16,471	$6,226	$27	$27	$(13,081)	$(1,445)
Accumulated Amortization	(2,424)	(1,553)	(11)	(6)	1,239	496
Net Amount	$14,047	$4,673	$16	$21	$(11,842)	$(949)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(865)	$(627)	$(2)	$(3)	$647	$200

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(2,578)	$(1,055)	$(5)	$(15)	$979	$300

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Additionally, as of September 30, 2017 and December 31, 2016, the Company had recorded unamortized housing subsidy intangible asset which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.5 million, which is amortized on a straight line basis over 31.8 years. During the three and nine months ended September 30, 2017, the Company recorded amortization expense of $20,000 and $60,000, respectively, related to the housing subsidy intangible asset.

6.	REAL ESTATE LOAN RECEIVABLE
As of September 30, 2017 and December 31, 2016, the Company had originated one real estate loan receivable as follows (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2017	Book Value as of September 30, 2017 (1)	Book Value as of December 31, 2016 (1)	Contractual Interest Rate (2)	Annualized Effective Interest Rate (2)	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$3,500	$3,500	$3,442	9.25%	11.68%	10/01/2017 (3)
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2017, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of September 30, 2017.
(3) Subsequent to September 30, 2017, the maturity date of the 655 Summer Street First Mortgage was extended to January 1, 2018.
The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2017 (in thousands):

Real estate loan receivable - December 31, 2016	$3,442
Amortization of closing costs and origination fees on real estate loan receivable	58
Real estate loan receivable - September 30, 2017	$3,500
For the three and nine months ended September 30, 2017 and 2016, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest income	$83	$83	$245	$246
Amortization of closing costs and origination fees, net	20	18	58	52
Interest income from real estate loan receivable	$103	$101	$303	$298

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

7.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the three and nine months ended September 30, 2017, the Company recognized $14,000 and $40,000, respectively, of income with respect to this investment. During the three and nine months ended September 30, 2016, the Company recognized $58,000 of income with respect to this investment.

8.	NOTES PAYABLE
As of September 30, 2017 and December 31, 2016, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of September 30, 2017	Book Value as of December 31, 2016	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$38,000	$38,000	One-month LIBOR + 3.00%	4.24%	Interest Only	12/30/2017
Q&C Hotel Mortgage Loan	28,330	28,330	One-month LIBOR + 3.25%	4.49%	Interest Only (2)	12/17/2018
2200 Paseo Verde Mortgage Loan (3)	7,947	7,430	One-month LIBOR + 2.25%	3.49%	Interest Only (3)	07/01/2020
Lincoln Court Mortgage Loan	33,500	33,500	One-month LIBOR + 1.75%	2.99%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan	72,100	72,100	One-month LIBOR + 2.66%	3.89%	Interest Only	12/01/2019
210 West 31st Street Mortgage Loan (4)	35,007	32,650	One-month LIBOR + 5.50%	6.74%	Interest Only	12/01/2019
Oakland City Center Mortgage Loan (5)	94,500	—	One-month LIBOR + 1.75%	2.99%	Interest Only (5)	09/01/2022
Total notes payable principal outstanding	309,384	212,010
Deferred financing costs, net	(3,506)	(3,429)
Total notes payable, net	$305,878	$208,581
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2017. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2017 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at September 30, 2017, where applicable.
(2) Beginning February 1, 2018, monthly payments also include principal amortization payments of $55,000 per month, unless certain conditions described in the loan documents are satisfied.
(3) As of September 30, 2017, $7.9 million had been disbursed to the Company and up to $1.6 million is available for future disbursements to be used for tenant improvement costs, capital improvements costs and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning August 1, 2019, monthly payments include principal amortization payments of $10,000 per month.
(4) As of September 30, 2017, $35.0 million had been disbursed to the Company and up to $12.1 million is available for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
(5) See “Recent Financing Transaction – Oakland City Center Mortgage Loan.”

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

During the three and nine months ended September 30, 2017, the Company incurred $2.3 million and $5.8 million, respectively, of interest expense. Included in interest expense for the three and nine months ended September 30, 2017 was $0.4 million and $1.1 million, respectively, of amortization of deferred financing costs. Interest expense incurred as a result of the Company’s interest rate cap agreement was $12,000 and $84,000 for the three and nine months ended September 30, 2017, respectively. Additionally, during the three and nine months ended September 30, 2017, the Company capitalized $1.3 million and $3.0 million, respectively, of interest related to its redevelopment project at 210 West 31st Street. During the three and nine months ended September 30, 2016, the Company incurred $0.9 million and $2.4 million, respectively, of interest expense. Included in interest expense for the three and nine months ended September 30, 2016 was $0.1 million and $0.4 million, respectively, of amortization of deferred financing costs. Interest expense incurred as a result of the Company’s interest rate cap agreement was $1,000 and $43,000 for the three and nine months ended September 30, 2016, respectively. Additionally, during the three and nine months ended September 30, 2016, the Company capitalized $54,000 and $126,000, respectively, of interest related to its redevelopment projects at Springmaid Beach Resort. As of September 30, 2017 the Company’s deferred financing costs were $3.6 million, of which $3.5 million, net of amortization, was included in notes payable, net and $0.1 million was included in prepaid and other assets on the accompanying balance sheets. As of December 31, 2016, the Company’s deferred financing costs were $3.4 million, net of amortization, and are included in notes payable, net on the accompanying consolidated balance sheets. As of September 30, 2017 and December 31, 2016, the Company’s interest payable was $1.0 million and $0.7 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2017 (in thousands):

October 1, 2017 through December 31, 2017	$38,000
2018	28,330
2019	107,157
2020	41,727
2021	1,320
Thereafter	92,850
$309,384
The Company’s notes payable contain financial and non-financial debt covenants. As of September 30, 2017, the Company was in compliance with all debt covenants.
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
Recent Financing Transaction
Oakland City Center Mortgage Loan
On August 18, 2017, in connection with the acquisition of Oakland City Center, the Company, through an indirect wholly owned subsidiary (the “Oakland City Center Owner”), entered into a loan agreement with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $103.4 million (the “Oakland City Center Mortgage Loan”). At closing, $94.5 million had been disbursed to the Oakland City Center Owner with the remaining $8.9 million available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

The Oakland City Center Mortgage Loan matures on September 1, 2022. The Oakland City Center Mortgage Loan bears interest at a floating rate of 175 basis points over one-month LIBOR. Monthly payments are initially interest only. Beginning October 1, 2020, monthly payments will include principal and interest with principal payments of $110,000 or, in the event the Oakland City Center Owner repays any principal of the loan amount, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%, subject to certain terms and conditions contained in the loan documents. The Oakland City Center Owner has the right to prepay the loan in full or in part without fee, premium or penalty subject to certain terms and conditions as described in the loan documents.
KBS SOR US Properties II LLC (“SOR US Properties II”), the Company's indirect wholly owned subsidiary, provided a guaranty of (i) the principal balance and any interest or other sums outstanding under the Oakland City Center Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Oakland City Center Owner, SOR US Properties II or any affiliate thereof, and (ii) the payment of certain liabilities, losses or damages incurred by the lender as a result of certain intentional acts committed by Oakland City Center Owner, the fraud or intentional misrepresentation by Oakland City Center Owner or KBS SOR US Properties II in connection with the loan or the loan documents, the transfer of Oakland City Center Owner’s interest in the property in violation of the loan documents , and in the event of certain bankruptcy or insolvency proceedings involving Oakland City Center Owner, KBS SOR US Properties II or any affiliate thereof.

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
As of September 30, 2017 and December 31, 2016, the Company had three interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of September 30, 2017 and December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	September 30, 2017	December 31, 2016	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$—	$—	Prepaid expenses and other assets
Interest Rate Cap	12/15/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	—	6	Prepaid expenses and other assets
Interest Rate Cap	12/01/2016	12/01/2019	$47,110	One-month LIBOR at 3.00%	11	89	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$11	$95
During the three and nine months ended September 30, 2017, the Company recorded an unrealized loss of $12,000 and $84,000, respectively, on derivative instruments, which is included in interest expense on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2016, the Company recorded an unrealized loss of $1,000 and $43,000, respectively, on derivative instruments, which is included in interest expense on the accompanying consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

The Company enters into foreign currency forward contracts to mitigate its exposure to foreign currency exchange rate movements on its investment in unconsolidated entity. The foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future.
The following table summarizes the notional amount and other information related to the Company’s foreign currency forward contract as of September 30, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

Derivative Instrument	Notional Amount	Strike Price	Trade Date	Maturity Date
Derivative instrument not designated as hedging instrument
Foreign currency forward contract	$2,668	1.2704 USD-EUR	09/05/2017	09/07/2021
During the three and nine months ended September 30, 2017, the Company recorded a foreign currency loss of $33,000 on foreign currency forward contract, which is included in general and administrative expenses on the accompanying consolidated statements of operations. The fair value of the foreign currency forward contract was $33,000 liability as of September 30, 2017 included in other liabilities on the accompanying balance sheets.

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
September 30, 2017
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
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments are determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair value of interest rate caps (floors) are determined using the market standard methodology of discounting the future expected cash payments (receipts) which would occur if variable interest rates rise above (below) the strike rate of the caps (floors). The variable interest rates used in the calculation of projected payments (receipts) on the cap (floor) are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The fair value of foreign currency forward contract are valued by comparing the contracted forward exchange rate to the current market exchange rate.
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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of September 30, 2017 and December 31, 2016, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500	$3,500	$3,500	$3,500	$3,442	$3,401
Financial liability:
Notes payable	$309,384	$305,878	$309,398	$212,010	$208,581	$211,565
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
As of September 30, 2017, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate caps	$11	$—	$11	$—
Liability derivative - foreign currency forward contract	$33	$—	$33	$—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

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
During the three and nine months ended September 30, 2017 and 2016, no other business transactions occurred between the Company and these other KBS-sponsored programs.
The Advisory Agreement has a one-year term that expires August 12, 2018. The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2017 and 2016, respectively, and any related amounts payable as of September 30, 2017 and December 31, 2016 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2017	December 31, 2016
	2017	2016	2017	2016
Expensed
Asset management fees	739	359	1,820	908	21	—
Reimbursable operating expenses (1)	65	75	239	337	39	37
Real estate acquisition fee (2)	—	—	—	1,341	—	—
Capitalized
Acquisition fees (2)	4,126	25	4,151	228	4,126	27
Asset management fees	—	—	67	—	—	—
Additional Paid-in Capital
Sales commissions	267	1,074	2,028	2,808	—	—
Dealer manager fees	133	678	1,180	1,460	—	—
Stockholder servicing fees (3)	505	1,509	1,041	1,509	820	374
Reimbursable other offering costs (4)	87	157	583	177	957	374
	$5,922	$3,877	$11,109	$8,768	$5,963	$812
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. These amounts totaled $65,000 and $235,000 for the three and nine months ended September 30, 2017, respectively, and $75,000 and $333,000 for the three and nine months ended September 30, 2016, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2017 and 2016. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
(4) See “Other Offering Costs” below.
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
The Company recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, all of which was initially paid by the Advisor or its affiliates on behalf of the Company and subsequently reimbursed by the Company. In addition, the Company paid $1.9 million in selling commissions and dealer manager fees related to the Private Offering.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

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
Through September 30, 2017, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $10.2 million. As of September 30, 2017, the Company had recorded $13.0 million in selling commissions and dealer manager fees and $1.5 million of stockholder servicing fees. As of September 30, 2017, the Company had recorded $2.0 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of September 30, 2017 based on the 1.0% limitation described above.

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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

During the three and nine months ended September 30, 2017, the Company incurred $125,000 and $268,000 of fees, respectively, related to the management agreement, and are included in hotel expenses on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2016, the Company incurred $489,000 and $679,000 of fees, respectively, related to the management agreement, and are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three and nine months ended September 30, 2017, the Company incurred $63,000 and $273,000 fees, respectively, related to the management agreement, and are included in hotel expenses on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2016, the Company incurred $57,000 and $227,000 fees, respectively, related to the management agreement, and are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three and nine months ended September 30, 2017, the Company incurred $211,000 and $658,000 of fees, respectively, related to the Marriott franchise agreement. During the three and nine months ended September 30, 2016, the Company incurred $115,000 and $157,000 of fees, respectively, related to the Marriott franchise agreement.
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
Lease Obligations
On December 1, 2016, the 210 West 31st Street Joint Venture acquired a leasehold interest in 210 West 31st Street. The leasehold interest for 210 West 31st Street expires on January 31, 2114. Future minimum lease payments owed by the 210 West 31st Street Joint Venture under the capital lease as of September 30, 2017 is as follows (in thousands):

October 1, 2017 through December 31, 2017	$90
2018	360
2019	360
2020	360
2021	360
Thereafter	54,036
Total expected minimum lease obligations	55,566
Less: Amount representing interest (1)	(48,816)
Present value of net minimum lease payments (2)	$6,750

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments are presented in other liabilities in the accompanying consolidated balance sheets.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2017. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of November 9, 2017, the Company had sold 11,132,941 and 10,587,211 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $211.0 million. Included in these amounts were 376,084 and 92,926 shares of Class A and Class T common stock, respectively, sold under the Company's dividend reinvestment plan for aggregate gross offering proceeds of $4.4 million.
Cash Distributions Paid
On October 3, 2017, the Company paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from September 1, 2017 through September 30, 2017. On November 1, 2017, the Company paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from October 1, 2017 through October 31, 2017. Distributions for the period from September 1, 2017 through October 31, 2017 were calculated based on stockholders of record each day during the period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Stock Dividends Issued
On August 10, 2017, the Company’s board of directors authorized stock dividends for the month of September 2017, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on September 30, 2017.  The Company issued the September 2017 stock dividend, consisting of 44,877 shares, on October 4, 2017.
On August 10, 2017, the Company’s board of directors authorized stock dividends for the month of October 2017, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on October 31, 2017.  The Company issued the October 2017 stock dividends, consisting of 45,366 shares, on November 2, 2017.
Distributions Declared
On October 11, 2017, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from November 1, 2017 through November 30, 2017, which the Company expects to pay in December 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company's dividend reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on October 11, 2017, the Company's board of directors authorized a stock dividend for the month of November 2017 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on November 30, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company expects to issue this stock dividend in December 2017.
On November 13, 2017, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from December 1, 2017 through December 31, 2017 and January 1, 2018 through January 31, 2018, which the Company expects to pay in January 2018 and February 2018, respectively. Investors may choose to receive cash distributions or purchase additional shares through the Company's dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on November 13, 2017, the Company's board of directors authorized a stock dividend for the months of December 2017 and January 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on December 31, 2017 and January 31, 2018, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company expects to issue these stock dividends in January 2018 and February 2018, respectively.
Acquisition and Related Financing of Real Estate
Grace Court
On October 3, 2017, the Company, through a joint venture (the “Grace Court Joint Venture”) (together, the “Grace Court Purchaser”) between the Company's indirect wholly owned subsidiary and Verus Grace Court, LLC and Verus Partners, LLC (collectively, the “JV Partner”), acquired a portfolio containing three office buildings (“Grace Court II, III and IV”) and one schoolhouse (“Grace Court School”) with an aggregate of 310,886 rentable square feet in Phoenix, Arizona (collectively, “Grace Court”). Neither the JV Partner nor the seller is affiliated with the Company or the Advisor.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

The Company owns a 90% equity interest in the Grace Court Joint Venture. The JV Partner is the managing member of the joint venture; however, its authority is limited, as the Company must give approval of major decisions involving the business of the joint venture and Grace Court and its operations, in the manner set forth in the joint venture agreement. Income, losses and distributions are generally allocated based on the members’ respective equity interests, subject to adjustments based on certain performance thresholds set forth in the joint venture agreement. Additionally, in certain circumstances described in the joint venture agreement, the Company and the JV Partner may be required to make additional capital contributions to the Grace Court Joint Venture, in proportion to the members’ respective equity interests.
The purchase price of Grace Court was $33.3 million plus closing costs.
Grace Court II, III and IV were developed in 2003, 2008 and 2007, respectively, and Grace Court School was developed in 1911 and remodeled in 2006. At acquisition, Grace Court was 41% leased.
Grace Court Mortgage Loan
On October 3, 2017, in connection with the acquisition of Grace Court, the Grace Court Purchaser entered into a loan agreement with an unaffiliated lender for borrowings of up to $34.1 million (the “Grace Court Mortgage Loan”). As of October 3, 2017, $21.9 million had been disbursed with up to $1.3 million available for future disbursements to be used for capital expenditure project expenses and up to $10.9 million available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents.
The Grace Court Mortgage Loan matures on October 9, 2020, with three one-year extension options, subject to an extension fee and certain terms and conditions contained in the loan documents. The Grace Court Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%. The Grace Court Joint Venture entered into an interest rate cap that effectively limits one-month LIBOR on the full loan amount at 3.00% effective October 3, 2017 through October 15, 2019. Monthly payments are interest only with the outstanding principal balance, all accrued and unpaid interest and all other amounts due on the maturity date. The Grace Court Purchaser has the right to prepay the loan in full or in part, subject to an exit fee and certain terms and conditions as described in the loan documents.
SOR US Properties II is providing a guaranty of the payment of (i) any losses, damages, costs, claims, fines, suits or other expenses of any kind incurred by the lender (including reasonable attorneys' fees and expenses and court costs) as a result of certain actions or omissions committed by us, the Grace Court Purchaser, SOR US Properties II and/or their affiliates in violation of the loan documents and (ii) the principal balance and any interest or sums outstanding under the Grace Court Mortgage Loan in the event of: the breach of certain covenants in the loan documents by the Grace Court Purchaser; certain prohibited transfers of Grace Court; and certain bankruptcy, insolvency or related proceedings involving the Grace Court Purchaser, the Grace Court Joint Venture, SOR US Properties II and /or their affiliates.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of September 30, 2017, our total assets were $560.3 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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

We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of September 30, 2017, we had invested in two hotel properties, three office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of September 30, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction.
As of September 30, 2017, we had sold 10,912,156 and 10,407,804 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $207.1 million in our initial public offering, including 342,508 and 78,227 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $3.9 million. Also as of September 30, 2017, we had redeemed 138,208 and 5,298 shares of Class A and Class T common stock, respectively, for $1.2 million.
As of September 30, 2017, we had sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on each of April 2, 2014 and July 31, 2014, we issued 120,106 shares of Class A common stock to an entity affiliated with two of our officers and affiliated directors for $1.0 million in separate private transactions exempt from the registration requirements of the Securities Act. On July 14, 2017, we issued 214,175 shares of Class A common stock to a business associate of two of our officers and affiliated director for $2.0 million in a separate private transaction exempt from the registration requirements of the Securities Act.
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
The global economy is broadly improving albeit at an uneven pace. European economic growth has recently picked up, with improving employment data in most of the European Union countries. The U.K. and China remain areas of concern. The U.K. is working through its BREXIT process, whereas the Chinese economy has shown signs of stabilization, but is still struggling with uncertainty in its banking system in relation to bad loans. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing (“QE”) in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

At a duration of 100 months (as of the end of third quarter 2017), the current business cycle, which commenced in June 2009, is the third longest in U.S. history, behind only the periods between 1961 - 1969 and 1991 - 2001. In June 2017, the U.S. Federal Reserve (the “Fed”) increased interest rates for the fourth time in three years. Expectations are that the Fed will increase rates again in December, citing low unemployment and strong economic growth. The Fed is still attempting to normalize the level of interest rates in the United States. U.S. interest rates are relatively high when compared to Europe, where the European Central Bank is still engaging in QE. Global inflation is starting to show signs of life as U.S. inflation has grown to approximately 1.9% versus 2.9% in the U.K. and 1.5% in the Eurozone. Real gross domestic product (“GDP”) in the United States has had two consecutive quarters of 3.0% or greater growth, and the U.S. unemployment rate is currently a relatively low 4.2%. Personal income growth has started to pick up and unemployment statistics indicate that labor market conditions are finally showing real improvements. Political uncertainty surrounding the current administration’s budget, tax reform plans and the continued weakness in retailers, all may adversely impact business and consumer confidence.
In 2017 the U.S. commercial real estate market has seen a decline in transaction volume and a slowing of price increases. In the aggregate, property level operating income growth has begun to slow, while lending standards have tightened. The United States continues to benefit from inflows of foreign capital, albeit at a slowing rate. The capital flows from China have dropped as the Chinese government has successfully imposed constraints on capital leaving the country. The industrial property sector is a standout for investors, as internet sales volumes continue to increase the demand for warehouses and logistics-related assets. Traditional sources of capital are favoring a “risk-off” approach, as capital flows have shifted equity towards debt, or secured, investing. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations rebounded in the third quarter as banks and insurance companies tightened loan terms. CMBS volumes are on pace to beat 2016 issuance volumes. This is a positive for the U.S. commercial real estate markets as it illustrates the virtues of having a diversified set of funding sources.
Liquidity and Capital Resources
On January 7, 2015, we broke escrow in our initial public offering. We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We expect to obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2017, we had sold 10,912,156 and 10,407,804 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $207.1 million in our initial public offering. Additionally, we sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
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

Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties as of September 30, 2017:

Property	Number of Rooms	Percentage Occupied for the Nine Months Ended September 30, 2017	Average Revenue per Available Room	Average Daily Rate
Springmaid Beach Resort (1)	452	79.1%	$109.47	$138.31
Q&C Hotel	196	67.3%	$108.11	$160.64
_____________________
(1) In October 2016, Springmaid Beach Resort sustained significant damage from Hurricane Matthew, the result of which placed 238 rooms out of service. Certain rooms have been and continue to be offline. As of September 30, 2017, 16 rooms remain out of service as a result of the hurricane damage. Rooms not in service were excluded from the percentage occupied and average revenue per available room.
Our office and apartment properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2017, we owned three office properties that were 90% occupied and one apartment property that was 94% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of September 30, 2017, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of September 30, 2017, we had mortgage debt obligations in the aggregate principal amount of $309.4 million, with a weighted-average remaining term of 2.8 years. As of September 30, 2017, $12.1 million was available under the 210 West 31st Street Mortgage Loan for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments include payments to the dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses, provided that no reimbursements made by us to our advisor or dealer manager may cause total organization and offering expenses incurred by us in connection with our initial public offering (including selling commissions, dealer manager fees, stockholder servicing fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our public offering as of the date of reimbursement. As of September 30, 2017, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $10.2 million. In addition, our advisor and its affiliates will reimburse us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of our initial public offering. The Advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the initial public offering. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of September 30, 2017, our advisor had incurred offering expenses on our behalf related to our private offering of $1.0 million, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. We will also continue to make payments to our dealer manager related to the stockholder servicing fees. Our currently effective advisory agreement expires August 12, 2018 and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.

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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2017 did not exceed the charter imposed limitation.
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of September 30, 2017, we had invested in two hotel properties, three office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of September 30, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction. During the nine months ended September 30, 2017, net cash provided by operating activities was $10.4 million. We expect that our cash flows from operating activities will generally increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $162.6 million for the nine months ended September 30, 2017 and primarily consisted of the following:

•	Acquisition of an office property for $154.7 million;

•	$7.8 million of improvements to real estate;

•	$5.1 million of proceeds from insurance claims;

•	$4.1 million of payments for construction in progress; and

•	$1.0 million escrow deposit for the future acquisition of an office property.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash provided by financing activities was $152.7 million for the nine months ended September 30, 2017 and primarily consisted of the following:

•	$96.1 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $97.4 million, partially offset by payments of deferred financing costs of $1.2 million;

•
$57.8 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $3.8 million;

•	$1.1 million million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.7 million;

•	$0.6 million of cash used for redemptions of common stock; and

•	$0.5 million of noncontrolling interest contributions.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds from our offering stage, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2017, our borrowings and other liabilities were approximately 60% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$309,384	$38,000	$135,487	$43,047	$92,850
Interest payments on outstanding debt obligations (2)	30,381	3,042	19,326	6,176	1,837
Stockholder servicing fee liability (3)	820	330	490	—	—
Capital lease obligations	55,566	90	720	720	54,036
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2017. We incurred interest expense of $7.6 million, excluding amortization of deferred financing costs of $1.1 million and unrealized loss on interest rate cap of $84,000 and including interest capitalized of $3.0 million for the nine months ended September 30, 2017.
(3) Stockholder servicing fee is an annual fee of 1.0% of the purchase price per Class T share sold in our primary public offering for services rendered to Class T stockholders by the broker dealer of record after the initial sale of the Class T share. The stockholder servicing fee will accrue daily and be paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share. The amount shown is the amount estimated as payable as of September 30, 2017 based on the terms of the Class T shares.
In addition, as of September 30, 2017, we expect to incur approximately $14.8 million of development costs through 2018 related to 210 West 31st Street.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of September 30, 2016, we had invested in two hotel properties, two office properties, an investment in an unconsolidated entity and one first mortgage loan. As of September 30, 2017, we had invested in two hotel properties, three office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of September 30, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction. We funded the acquisitions of these investments with proceeds from our terminated private offering, initial public offering and debt financing. Our results of operations for the three and nine months ended September 30, 2017 are not indicative of those in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to make future acquisitions of real estate and real estate-related investments. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Comparison of the three months ended September 30, 2017 versus the three months ended September 30, 2016
The following table provides summary information about our results of operations for the three months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Hotel revenues	$12,160	$8,599	$3,561	41%	—	3,561
Office revenues	4,218	1,892	2,326	123%	2,400	(74)
Apartment revenues	1,746	—	1,746	n/a	1,746	—
Interest income from real estate loans receivable	103	101	2	2%	—	2
Hotel expenses	5,807	5,157	650	13%	—	650
Office expenses	1,536	521	1,015	195%	796	219
Apartment expenses	1,026	—	1,026	n/a	1,026	—
Asset management fees to affiliate	739	359	380	106%	359	21
General and administrative expenses	1,146	646	500	77%	n/a	n/a
Depreciation and amortization	3,709	2,314	1,395	60%	1,745	(350)
Interest expense	2,255	931	1,324	142%	1,235	89
Casualty-related income	1,614	—	1,614	n/a	—	1,614
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 related to real estate acquired on or after July 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Hotel revenues increased from $8.6 million for the three months ended September 30, 2016 to $12.2 million for the three months ended September 30, 2017 primarily due to $5.5 million of business interruption insurance recovery, partially offset by the impact of Hurricane Matthew in October 2016, the result of which placed certain rooms at Springmaid Beach Resort out of service during the three months ended September 30, 2017. We expect hotel revenues, excluding the impact of business interruption insurance recoveries, to increase in future periods as the majority of rooms at the Springmaid Beach Resort have been fully restored and as a result of the ongoing improvements in connection with the re-branding strategy of our hotel properties.
Office revenues increased from $1.9 million for the three months ended September 30, 2016 to $4.2 million for the three months ended September 30, 2017 primarily as a result of the growth in our real estate portfolio. We expect office revenue to increase in future periods as a result of owning the office property acquired in 2017 for an entire period and anticipated future acquisitions of office properties.
Apartment revenues for the three months ended September 30, 2017 were $1.7 million. We expect apartment revenues to vary in future periods depending on occupancy rates and rental rates and whether we acquire any additional apartment properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at approximately $0.1 million for the three months ended September 30, 2017 and 2016.
Hotel expenses increased from $5.2 million for the three months ended September 30, 2016 to $5.8 million for the three months ended September 30, 2017 primarily due to increased property taxes and increased sales and marketing costs in connection with the re-branding strategy of our hotel properties. Office expenses increased from $0.5 million for the three months ended September 30, 2016 to $1.5 million for the three months ended September 30, 2017 primarily as a result of the growth in our real estate portfolio. Apartment expenses for the three months ended September 30, 2017 were $1.0 million. We expect total expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Asset management fees to affiliate increased from $0.4 million for the three months ended September 30, 2016 to $0.7 million for the three months ended September 30, 2017 primarily as a result of the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate properties and as a result of any improvements we make to our properties. Approximately $21,000 of asset management fees incurred were payable as of September 30, 2017.
Depreciation and amortization expenses increased from $2.3 million for the three months ended September 30, 2016 to $3.7 million for the three months ended September 30, 2017 primarily due to the growth of our real estate portfolio, partially offset by the effect of fully amortized assets related to properties held throughout both periods. We expect depreciation and amortization expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Interest expense increased from $0.9 million for the three months ended September 30, 2016 to $2.3 million for the three months ended September 30, 2017 primarily due to increased borrowings in connection with our acquisition activity. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Casualty-related income, net for the three months ended September 30, 2017 was $1.6 million which relates to the insurance claim settlement in connection with the impact of Hurricane Matthew at the Springmaid Beach Resort. To the extent that insurance proceeds ultimately exceeded the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess was reflected as income in the period those amounts were received or when receipt was deemed probable to occur.
Comparison of the nine months ended September 30, 2017 versus the nine months ended September 30, 2016
The following table provides summary information about our results of operations for the nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Hotel revenues	$23,473	$20,563	$2,910	14%	—	2,910
Office revenues	7,824	3,289	4,535	138%	4,627	(92)
Apartment revenues	5,184	—	5,184	n/a	5,184	—
Interest income from real estate loans receivable	303	298	5	2%	—	5
Hotel expenses	14,839	13,466	1,373	10%	—	1,373
Office expenses	2,713	860	1,853	215%	1,786	67
Apartment expenses	2,724	—	2,724	n/a	2,724	—
Asset management fees to affiliate	1,820	908	912	100%	876	36
Real estate acquisition fees and expenses to affiliate	—	1,341	(1,341)	(100)%	(1,341)	—
Real estate acquisition fees and expenses	—	123	(123)	(100)%	(123)	—
General and administrative expenses	2,492	2,073	419	20%	n/a	n/a
Depreciation and amortization	9,176	5,299	3,877	73%	4,231	(354)
Interest expense	5,798	2,379	3,419	144%	3,335	84
Casualty-related income	1,614	—	1,614	n/a	—	1,614

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 related to real estate acquired on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Hotel revenues increased from $20.6 million for the nine months ended September 30, 2016 to $23.5 million for the nine months ended September 30, 2017 primarily due to $5.8 million of business interruption insurance recovery, partially offset by the impact of Hurricane Matthew in October 2016, the result of which placed certain rooms at Springmaid Beach Resort out of service during the nine months ended September 30, 2017. We expect hotel revenues, excluding the impact of business interruption insurance recoveries, to increase in future periods as the majority of rooms at the Springmaid Beach Resort have been fully restored and as a result of the ongoing improvements in connection with the re-branding strategy of our hotel properties.
Office revenues increased from $3.3 million for the nine months ended September 30, 2016 to $7.8 million for the nine months ended September 30, 2017 primarily as a result of the growth in our real estate portfolio. We expect office revenue to increase in future periods as a result of owning the office property acquired in 2017 for an entire period and anticipated future acquisitions of office properties.
Apartment revenues for the nine months ended September 30, 2017 were $5.2 million. We expect apartment revenues to vary in future periods depending on occupancy rates and rental rates and whether we acquire any additional apartment properties.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at approximately $0.3 million for the nine months ended September 30, 2017 and 2016.
Hotel expenses increased from $13.5 million for the nine months ended September 30, 2016 to $14.8 million for the nine months ended September 30, 2017 primarily due to increased property taxes and increased sales and marketing costs in connection with the re-branding strategy of our hotel properties. Office expenses increased from $0.9 million for the nine months ended September 30, 2016 to $2.7 million for the nine months ended September 30, 2017 primarily as a result of the growth in our real estate portfolio. Apartment expenses for the nine months ended September 30, 2017 were $2.7 million. We expect total expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Asset management fees to affiliate increased from $0.9 million for the nine months ended September 30, 2016 to $1.8 million for the nine months ended September 30, 2017 primarily as a result of the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate properties and as a result of any improvements we make to our properties. Approximately $21,000 of asset management fees incurred were payable as of September 30, 2017.
Real estate acquisition fees and expenses to affiliate and non-affiliates were $1.5 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we did not acquire any investments accounted for as a business combination. We adopted ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, our acquisitions of real estate properties beginning January 1, 2017 qualified as asset acquisitions as opposed to business combinations. Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization expenses increased from $5.3 million for the nine months ended September 30, 2016 to $9.2 million for the nine months ended September 30, 2017 primarily due to the growth of our real estate portfolio, partially offset by the effect of fully amortized assets related to properties held throughout both periods. We expect depreciation and amortization expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Interest expense increased from $2.4 million for the nine months ended September 30, 2016 to $5.8 million for the nine months ended September 30, 2017 primarily due to increased borrowings in connection with our acquisition activity. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Casualty-related income, net for the nine months ended September 30, 2017 was $1.6 million which relates to the insurance claim settlement in connection with the impact of Hurricane Matthew at the Springmaid Beach Resort.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2017 and 2016 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$2,893	$601	$(834)	$(2,302)
Depreciation of real estate assets	2,416	1,407	5,870	3,642
Amortization of lease-related costs	1,293	907	3,306	1,657
Adjustments for noncontrolling interests (1)	(166)	(119)	(534)	(334)
Adjustments for investment in unconsolidated entity (2)	—	29	—	29
FFO attributable to common stockholders (3)	6,436	2,825	7,808	2,692
Straight-line rent and amortization of above- and below-market leases	(953)	(283)	(1,293)	(457)
Amortization of discounts and closing costs	(20)	(18)	(58)	(52)
Unrealized losses on derivative instruments	44	1	117	43
Real estate acquisition fees to affiliate	—	—	—	1,341
Real estate acquisition fees and expenses	—	—	—	123
Adjustments for noncontrolling interests (1)	(5)	—	(16)	—
MFFO attributable to common stockholders (3)	5,502	2,525	6,558	3,690
Other capitalized operating expenses (4)	(159)	(57)	(446)	(150)
Casualty-related income, net (5)	(1,614)	—	(1,614)	—
Adjustments for noncontrolling interests - consolidated entity (1)	161	6	161	15
Adjusted MFFO attributable to common stockholders (3)	$3,890	$2,474	$4,659	$3,555
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
(3) FFO, MFFO and Adjusted MFFO includes $5.5 million and $5.8 million of business interruption insurance recovery for the three and nine months ended September 30, 2017, respectively.
(4) Reflects real estate taxes, property insurance and financing costs that are capitalized with respect to certain renovation projects but excluding development projects. During the time in which we are incurring costs necessary to bring these investments to their intended use, certain normal recurring operating costs are capitalized in accordance with GAAP and not reflected in our net income (loss), FFO and MFFO.
(5) Reflects property damages and insurance recoveries related to the impact of Hurricane Matthew at the Springmaid Beach Resort. We exclude them from Adjusted MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis. We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.
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
We recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, all of which were initially paid by our advisor or its affiliates on our behalf and subsequently reimbursed by us. In addition, we paid $1.9 million in selling commissions and dealer manager fees related to our private offering.

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
Through September 30, 2017, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on our behalf in connection with the public offering of approximately $10.2 million. As of September 30, 2017, we had recorded $13.0 million in selling commissions and dealer manager fees and $1.5 million of stockholder servicing fees. As of September 30, 2017, we had recorded $2.0 million of other organization and offering expenses, which amount represent our maximum liability for organization and offering costs as of September 30, 2017 based on the 1.0% limitation described above.
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
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow provided by operations were as follows for the first, second and third quarters of 2017 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share(1)(2)	Distributions Declared Per Class T Share(1)(2)	Distributions Paid (3)			Cash Flows Provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2017	$852	$0.047	$0.024	$320	$501	$821	$457
Second Quarter 2017	960	0.048	0.024	357	583	940	338
Third Quarter 2017	1,035	0.048	0.025	382	637	1,019	9,571
	$2,847	$0.143	$0.073	$1,059	$1,721	$2,780	$10,366
_____________________
(1) Distributions for the period from January 1, 2017 through September 30, 2017 were based on daily record dates and were calculated at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock.
(2) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2017, we paid aggregate distributions of $2.8 million, including $1.1 million distributions paid in cash and $1.7 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the nine months ended September 30, 2017 was $0.8 million and cash flow provided by operations was $10.4 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $1.8 million of cash flow from operating activities and $1.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

From inception through September 30, 2017, we paid cumulative distributions of $6.5 million and our cumulative net loss during the same period was $11.9 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the nine months ended September 30, 2017, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 2% annualized stock dividend per share of common stock if paid each month for a year.  Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
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
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of November 9, 2017, we had sold 11,132,941 and 10,587,211 shares of Class A and Class T common stock, respectively, in our initial public offering for aggregate gross offering proceeds of $211.0 million. Included in these amounts were 376,084 and 92,926 shares of Class A and Class T common stock, respectively, sold under our dividend reinvestment plan for aggregate gross offering proceeds of $4.4 million.
Cash Distributions Paid
On October 3, 2017, we paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from September 1, 2017 through September 30, 2017. On November 1, 2017, we paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from October 1, 2017 through October 31, 2017. Distributions for the period from September 1, 2017 through October 31, 2017 were calculated based on stockholders of record each day during the period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On August 10, 2017, our board of directors authorized stock dividends for the month of September 2017, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on September 30, 2017.  We issued the September 2017 stock dividend, consisting of 44,877 shares, on October 4, 2017.
On August 10, 2017, our board of directors authorized stock dividends for the month of October 2017, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on October 31, 2017.  We issued the October 2017 stock dividend, consisting of 45,366 shares, on November 2, 2017.
Distributions Declared
On October 11, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from November 1, 2017 through November 30, 2017, which we expect to pay in December 2017. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on October 11, 2017, our board of directors authorized a stock dividend for the month of November 2017 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on November 30, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue this stock dividend in December 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On November 13, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from December 1, 2017 through December 31, 2017 and January 1, 2018 through January 31, 2018, which we expect to pay in January 2018 and February 2018, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on November 13, 2017, our board of directors authorized a stock dividend for the months of December 2017 and January 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on December 31, 2017 and January 31, 2018, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue these stock dividends in January 2018 and February 2018, respectively.
Acquisition of Real Estate
Grace Court
On October 3, 2017, we, through a joint venture (the “Grace Court Joint Venture”) between our indirect wholly owned subsidiary and Verus Grace Court, LLC and Verus Partners, LLC (collectively, the “JV Partner”) (together, the “Grace Court Purchaser”), acquired a portfolio containing three office buildings (“Grace Court II, III and IV”) and one schoolhouse (“Grace Court School”) with an aggregate of 310,886 rentable square feet in Phoenix, Arizona (collectively, “Grace Court”). Neither the JV Partner nor the seller is affiliated with us or our advisor.
We own a 90% equity interest in the Grace Court Joint Venture. The JV Partner is the managing member of the joint venture; however, its authority is limited, as we must give approval of major decisions involving the business of the joint venture and Grace Court and its operations, in the manner set forth in the joint venture agreement. Income, losses and distributions are generally allocated based on the members’ respective equity interests, subject to adjustments based on certain performance thresholds set forth in the joint venture agreement. Additionally, in certain circumstances described in the joint venture agreement, we and the JV Partner may be required to make additional capital contributions to the Grace Court Joint Venture, in proportion to the members’ respective equity interests.
The purchase price of Grace Court was $33.3 million plus closing costs.
Grace Court II, III and IV were developed in 2003, 2008 and 2007, respectively, and Grace Court School was developed in 1911 and remodeled in 2006. At acquisition, Grace Court was 41% leased.
Grace Court Mortgage Loan
On October 3, 2017, in connection with the acquisition of Grace Court, the Grace Court Purchaser entered into a loan agreement with an unaffiliated lender for borrowings of up to $34.1 million (the “Grace Court Mortgage Loan”). As of October 3, 2017, $21.9 million had been disbursed with up to $1.3 million available for future disbursements to be used for capital expenditure project expenses and up to $10.9 million available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents.
The Grace Court Mortgage Loan matures on October 9, 2020, with three one-year extension options, subject to an extension fee and certain terms and conditions contained in the loan documents. The Grace Court Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%. The Grace Court Joint Venture entered into an interest rate cap that effectively limits one-month LIBOR on the full loan amount at 3.00% effective October 3, 2017 through October 15, 2019. Monthly payments are interest only with the outstanding principal balance, all accrued and unpaid interest and all other amounts due on the maturity date. The Grace Court Purchaser has the right to prepay the loan in full or in part, subject to an exit fee and certain terms and conditions as described in the loan documents.
KBS SOR US Properties II LLC (“SOR US Properties II”) is providing a guaranty of the payment of (i) any losses, damages, costs, claims, fines, suits or other expenses of any kind incurred by the lender (including reasonable attorneys' fees and expenses and court costs) as a result of certain actions or omissions committed by us, the Grace Court Purchaser, SOR US Properties II and/or their affiliates in violation of the loan documents and (ii) the principal balance and any interest or sums outstanding under the Grace Court Mortgage Loan in the event of: the breach of certain covenants in the loan documents by the Grace Court Purchaser; certain prohibited transfers of Grace Court; and certain bankruptcy, insolvency or related proceedings involving the Grace Court Purchaser, the Grace Court Joint Venture, SOR US Properties II and /or their affiliates.

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
As of September 30, 2017, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At September 30, 2017, the fair value and carrying value of our fixed rate real estate loan receivable was $3.5 million. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $309.4 million of variable rate debt outstanding. Based on interest rates as of September 30, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2018, interest expense on our variable rate debt would increase or decrease by $3.1 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of September 30, 2017 was 11.7%. The effective interest rate represents the effective interest rate as of September 30, 2017, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of September 30, 2017 was 3.9%.  The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2017 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of September 30, 2017 where applicable.
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
For the nine months ended September 30, 2017, we paid aggregate distributions of $2.8 million, including $1.1 million distributions paid in cash and $1.7 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the nine months ended September 30, 2017 was $0.8 million and cash flow provided by operations was $10.4 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $1.8 million of cash flow from operating activities and $1.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through September 30, 2017, we paid cumulative distributions of $6.5 million and our cumulative net loss during the same period was $11.9 million.

PART II. OTHER INFORMATION (CONTINUED)

We have a history of operating losses and cannot assure you that we will achieve profitability.
Since our inception in 2013, we have experienced net losses (calculated in accordance with GAAP) for each fiscal year, which have contributed to our cumulative net loss of $11.9 million from inception through September 30, 2017. Our net loss attributable to common stockholders for the nine months ended September 30, 2017 was $0.8 million. Our net loss attributable to common stockholders for the year ended December 31, 2016, and from inception through December 31, 2016 was $6.5 million and $11.1 million, respectively. Our net loss attributable to common stockholders for the year ended December 31, 2015, and from inception through December 31, 2015 was $2.1 million and $4.6 million, respectively. The extent of our future operating losses and the timing of when we will achieve profitability are highly uncertain, and we may never achieve or sustain profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)
During the period covered by this Form 10-Q, we sold the following equity securities that were not registered under the Securities Act of 1933. On July 13, 2017, we issued 214,175 of Class A shares of common stock for $9.15 per share (or an aggregate purchase price of $2.0 million) to a business associate of Keith D. Hall and Peter McMillan III. The shares were issued in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. We did not pay selling commissions or dealer manager fees with respect to this sale. The purchase price reflects a $0.85 discount to the $10.00 per share offering price in our ongoing initial public offering, reflecting that no selling commissions or dealer manager fees were paid on the sale.

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

As of September 30, 2017, we had sold 10,912,156 and 10,407,804 shares of Class A and Class T common stock, respectively, in our ongoing initial public offering for aggregate gross offering proceeds of $207.1 million in our initial public offering, including 342,508 and 78,227 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $3.9 million. As of September 30, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$12,968	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	2,047	Actual
Total expenses	$15,015

______________________________________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears. Our dealer manager will reallow all of the stockholder servicing fees paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of September 30, 2017, we had recorded approximately $1.5 million in stockholder servicing fees, which is the estimated amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering as of September 30, 2017.
(2) Organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) are capped at 1.0% of gross offering proceeds from the primary portion of our initial public offering.  KBS Capital Advisors and its affiliates are responsible for any organization and other offering costs related to the primary portion of our initial public offering that exceed this limit.  The amount included above represents our maximum liability for organization and other offering costs based on the 1.0% limit.  As of September 30, 2017, KBS Capital Advisors and its affiliates had incurred an additional $8.2 million in organization and other offering costs on our behalf in connection with our initial public offering.
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
As of September 30, 2017, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $511.6 million in two hotel properties, three office properties, one apartment building, an investment in an unconsolidated entity, a leasehold interest through a joint venture to develop one retail property and one first mortgage loan, including $12.5 million of acquisition fees and closing costs and origination fees and expenses.

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

Pursuant to the program, as amended, unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in the share redemption program), until June 6, 2017 when we established an estimated net asset value or NAV per share of our common stock, the price at which we redeemed the shares was as follows:

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
Notwithstanding the foregoing, stock dividends were initially redeemed at the “net investment amount” per share, which was based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table in our prospectus, as amended and supplemented. For each class of shares, this amount initially equaled $9.01 per share for redemptions of shares received as a result of a stock dividend.
On June 6, 2017, our board of directors approved an estimated NAV per share of our common stock of $9.05. As a result, and unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability, or determination of incompetence, the price at which we redeem the shares is as follows:

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
During the nine months ended September 30, 2017, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	(2)
February 2017	12,209	$8.88	(2)
March 2017	11,520	$9.36	(2)
April 2017	1,706	$9.15	(2)
May 2017	2,123	$9.58	(2)
June 2017	5,806	$8.52	(2)
July 2017	1,195	$8.37	(2)
August 2017	27,166	$8.64	(2)
September 2017	10,257	$8.59	(2)
Total	71,982
_____________________
(1) Pursuant to the program, as amended, we will redeem shares at the purchase prices described above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2017, we redeemed $0.6 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2017 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017 and the $0.5 million set aside for stockholder’s death, qualifying disability or determination of incompetence, we have $1.5 million available for redemptions during the remainder of 2017, subject to the limitations described above.

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

10.1
Assignment and Assumption of Contract of Sale, by and between KBS Capital Advisors and KBS SOR II Oakland City Center, LLC, dated as of July 10, 2017, incorporated by reference to Exhibit 10.58 to the Company's Registration Statement on Form S-11 (No. 333-192331), filed August 10, 2017

10.2
Promissory Note, by KBS SOR II Oakland City Center, LLC for the benefit of Bank of America, National Association, dated August 18, 2017, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment no. 13 to the Company's Registration Statement on Form S-11, Commission File no. 333-192331, filed October 4, 2017

10.3
Loan Agreement, by and between KBS SOR II Oakland City Center, LLC and Bank of America, N.A., dated August 18, 2017, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment no. 13 to the Company's Registration Statement on Form S-11, Commission File no. 333-192331, filed October 4, 2017

10.4
Guaranty Agreement, by KBS SOR US Properties II LLC for the benefit of Bank of America, N.A., dated August 18, 2017, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment no. 13 to the Company's Registration Statement on Form S-11, Commission File no. 333-192331, filed October 4, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

99.1	Third Amended and Restated Share Redemption Program adopted February 16, 2016, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed February 22, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	November 14, 2017	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)