Form 10-K
period 2017-12-31
KBS Strategic Opportunity REIT II, Inc.
filed 2018-03-09
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-55424
__________________________________________________________________________________________
KBS STRATEGIC OPPORTUNITY REIT II, INC.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________________________________________________________

Maryland	46-2822978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 Newport Center Drive, Suite 700 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
(949) 417-6500
(Registrant’s Telephone Number, Including Area Code)
__________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $0.01 par value per share
Class T Common Stock, $0.01 par value per share
__________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock.  The Registrant commenced an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-192331) on August 12, 2014. The Registrant is currently offering shares at $10.00 per share of Class A common stock and $9.63 per share of Class T common stock, with discounts available for certain categories of purchasers. There were approximately 25,545,477 shares of common stock held by non-affiliates as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 5, 2018, there were 17,143,024 and 11,327,676 outstanding shares of Class A and Class T common stock of the Registrant, respectively.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of December 31, 2017, our total assets were $582.5 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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

•
Our board of directors has begun to explore strategic alternatives for the company. If we consummate a merger or pursue another exit strategy in the near term, stockholders may not receive an amount per share equal to our current offering prices or our estimated NAV per share.

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

•
Our distribution policy is generally not to use offering proceeds to pay distributions. However, we may pay distributions from any source, including, without limitation, from offering proceeds or borrowings (which may constitute a return of capital). If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
KBS Capital Advisors LLC (“KBS Capital Advisors”) serves as our external advisor pursuant to an advisory agreement initially entered into on July 3, 2013. As our advisor, KBS Capital Advisors manages our day-to-day operations and manages our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. On July 3, 2013, we issued 21,739 shares of our common stock to our advisor at a purchase price of $9.20 per share.
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
On February 20, 2018, our board of directors approved the termination of our primary public offering stage effective July 31, 2018 (the “Offering Termination Date”). Subscriptions must be dated on or before July 31, 2018, and subscriptions and all related documents and funds must be received by us in good order no later than September 28, 2018.
We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of December 31, 2017, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of December 31, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction.

As of December 31, 2017, we had sold 11,490,987 and 10,778,153 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $216.3 million in our initial public offering, including 392,725 and 100,297 shares of Class A and Class T common stock under our dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $4.6 million. Also as of December 31, 2017, we had redeemed 207,324 and 21,758 shares of Class A and Class T common stock, respectively, for $1.9 million.
As of December 31, 2017, we had sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on each of April 2, 2014 and July 31, 2014, we issued 120,106 shares of Class A common stock for $1.0 million in separate private transactions exempt from the registration requirements of the Securities Act.  On July 14, 2017, we issued 214,175 shares of Class A common stock to a business associate of Keith D. Hall and Peter McMillan III for $2.0 million in a private transaction exempt from the registration requirements of the Securities Act.
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
Real Estate Investments
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
We intend to focus our investment activities on obtaining a diverse portfolio of opportunistic real estate, real estate-related loans, debt securities and other real estate investments. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. We expect that once we have fully invested the proceeds from our ongoing initial public offering, our debt financing and other liabilities will be 60% or less of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), although it may exceed this level during our offering stage. This is our target leverage as established by our board of directors. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2017, our borrowings and other liabilities were approximately 61% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
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
Real Estate Investments
As of December 31, 2017, we owned two hotel properties, four office properties and one apartment building. Additionally, as of December 31, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.

Real Estate-Related Investment
As of December 31, 2017, we owned one real estate loan receivable with a total book value of $3.5 million. This loan had an annual effective interest rate of 11.7% as of December 31, 2017. On January 12, 2018, the real estate loan receivable was repaid in full.
Other Investment
As of December 31, 2017, we owned an investment in an unconsolidated entity. On June 28, 2016, we originated a participating loan facility to STAM in an amount up to €2.6 million ($2.9 million at closing). We funded approximately €2.1 million ($2.3 million at closing). In addition to the amount funded at closing, we also capitalized an additional $0.2 million of acquisition costs and fees.  During the year ended December 31, 2017, we recognized $0.1 million of income with respect to this investment.
2017 Investment Highlights
During 2017, we acquired:

•	an office property containing two buildings with an aggregate of 368,033 rentable square feet located on approximately 1.1 acres of land in Oakland, California for $158.8 million; and

•	an office portfolio containing three office buildings and one schoolhouse with an aggregate of 310,886 rentable square feet in Phoenix, Arizona for $34.4 million.
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
Risks Related to an Investment in Us
Our board of directors has approved the Offering Termination Date. Based on sales volume to date, we expect to raise substantially less than the maximum offering amount in our ongoing public offering. Because we expect to raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of assets as we otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our offering, therefore, increases the risk that our stockholders will lose money on their investment.
Our public offering is being made on a “best efforts” basis, whereby the broker-dealers participating in the offering have no firm commitment or obligation to purchase any of the shares. To date, the proceeds we have raised in the offering are lower than our sponsor and dealer manager originally expected. As a result, we expect to raise substantially less than the maximum offering amount in the public offering. Therefore, we will make fewer investments than originally intended, resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments or the collateral securing our investments are located. Adverse developments with respect to a single asset, or a geographic region, will have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds has increased our fixed operating expenses as a percentage of our revenue, limiting our ability to pay distributions to our stockholders.
Our board of directors has begun to explore strategic alternatives for us. If we consummate a merger or pursue another exit strategy in the near term, stockholders may not receive an amount per share equal to our current offering prices or our estimated NAV per share.
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
In April 2016, final regulations went into effect that require FINRA members and their associated persons that participate in this offering to disclose an estimated value per share of our shares developed in a manner reasonably designed to ensure that the estimated value per share is reliable. As a result, we report an estimated NAV per share on our account statements.
Also in April 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including IRAs). The final regulation took effect in part on June 9, 2017, with full implementation on January 1, 2018. The final regulation and the accompanying exemptions are complex. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. These regulatory developments may significantly affect our ability to raise substantial additional funds in this offering.

Because no public trading market for our shares currently exists, it will be difficult for our investors to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to the offering price.
No public market currently exists for our shares, and at this time we have no plans to list our shares on a national securities exchange. Our charter does not require our directors to provide our stockholders with a liquidity event by a specified date or at all. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell a stockholders' shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice to our stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan.
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. With respect to any additional investments we may make in Europe, we must also depend upon the performance of STAM, the third-party with whom our advisor has entered into a sub-advisory agreement.
We face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of counterparties in transactions and/or property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance our investments, which is a key component of our acquisition strategy. A downturn in the credit markets and a potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.
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
Disruptions in the financial markets and uncertain economic conditions could adversely impact the commercial mortgage market, the market for real estate-related debt investments generally, market rental rates, commercial real estate values and our ability to secure debt financing, which could hinder our ability to service debt obligations, to implement our business strategy and generate returns to our stockholders.
The returns available to investors generated by real estate-related investments are determined by: (i) the supply and demand for such investments; (ii) the terms we are able to negotiate for our investments; (iii) the performance of the assets securing the investments; and (iv) the existence of a market for such investments, which includes the ability to sell or finance such investments.
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
Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•
revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; and/or

•
revenues generated by the properties and other assets securing our loan investments could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

All of these factors could reduce our stockholders’ return and decrease the value of an investment in us.
We may suffer from delays in locating suitable investments, which could limit our ability to pay distributions and lower the overall return on an investment in our shares.
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

To the extent we incur expenses in connection with the identification, evaluation, and negotiation of potential investments that we ultimately do not acquire or originate, we will have fewer funds available to make investments and our stockholders’ overall return may be reduced.
Our advisor follows a tightly managed process to examine all elements of our potential investments, the objective of which is to identify suitable acquisition and origination targets that meet our investment and underwriting criteria. The pursuit of investments may pose certain risks to us. We may not be able to identify acquisition or origination candidates that fit our criteria. Even if we are able to identify such candidates, we may not be able to acquire or originate them on terms satisfactory to us. Our advisor will incur expenses on our behalf and will dedicate attention and resources associated with the evaluation and negotiation of acquisition and origination opportunities, whether or not we ultimately consummate these transactions. For example, before we make any investment, our advisor may engage third parties to perform appraisals, surveys, property condition reports, environmental site assessments and other analyses with respect to a potential investment. In addition, our advisor may incur legal and other professional costs on our behalf in connection with the negotiation of potential investments. We will be responsible for reimbursing our advisor for the third party costs associated with the pursuit of an investment target, regardless of whether we ultimately acquire or originate the investment. To the extent we incur expenses in connection with the identification, evaluation, and negotiation of potential investments that we ultimately do not acquire or originate, for whatever reason, we will have fewer funds available to make investments and the overall return to our stockholders may be reduced.
Investors will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.
Except for investments that may be described in supplements to our prospectus we are not able to provide our investors with any information to assist them in evaluating the merits of any specific investments that we may make. We will seek to invest substantially all of the net proceeds from the primary offering after the payment of fees and expenses, in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. However, because our stockholders will be unable to evaluate the economic merit of assets before we invest in them, our stockholders will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our investors will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the risk that an investment in us may not generate returns comparable to our competitors.
We have a limited operating history which makes our future performance difficult to predict.
We have a limited operating history. We were incorporated in the State of Maryland on February 6, 2013 and commenced a private placement offering in July 2013. We terminated offering shares in our private offering immediately prior to commencement of our initial public offering in August 2014. As of March 9, 2018, we had invested in two hotel properties, four office properties, one apartment building and an investment in an unconsolidated entity. Additionally, as of March 9, 2018, we had entered into a joint venture to develop one retail property, which is currently under construction. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition or origination of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
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

Our ability to implement our investment strategy depends, in part, upon the ability of KBS Capital Markets Group, our dealer manager, to successfully conduct our initial public offering, which makes an investment in us more speculative.
We have retained KBS Capital Markets Group, an affiliate of our advisor, to conduct our initial public offering. The success of our initial public offering, and our ability to implement our business strategy, depends upon the ability of KBS Capital Markets Group to grow and maintain a network of broker-dealers to sell our shares to their clients. Some or all of the broker dealers in this network have a choice of numerous competing real estate investment trust offerings, many with similar investment objectives, to recommend to their clients, which may make selling our shares to their clients more difficult. If KBS Capital Markets Group is not successful in growing, operating and managing this network of broker-dealers, our ability to raise proceeds through our initial public offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.
Because the offering prices for our Class A shares and Class T shares in our ongoing initial public offering exceed our net tangible book value per share, investors in our initial public offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares of our Class A common stock and our Class T common stock in our initial public offering at $10.00 and $9.63 per share, respectively, with discounts available to certain categories of purchasers. Our current primary public offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total book value of liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price in our initial public offering as a result of (i) the substantial fees paid in connection with our initial public offering and our now terminated private offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker-dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (iii) general and administrative expenses, (iv) accumulated depreciation and amortization of real estate investments, and (v) the issuance of shares in our now-terminated private offering at a purchase price of less than the offering price in our ongoing initial public offering.
As of December 31, 2017, our net tangible book value per share of our Class A and Class T common stock was $7.95. The offering price of shares of our common stock under our initial public offering (ignoring purchase price discounts for certain categories of purchasers) is $10.00 per Class A share and $9.63 per Class T share. To the extent we are able to raise additional proceeds in our public offering, some of the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization expenses related to our real estate investments.
The return per share for investors in our initial public offering will be diluted if we issue stock dividends prior to their investments.
Our investment objectives include investing in assets with potential for long term appreciation; however, they may have reduced cash flow from operations initially. As a result, we have issued and may continue to issue stock dividends to supplement our payment of cash distributions, especially in the early stages of our operations before our value-creating investments have stabilized and started generating stable cash flow from operations. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Therefore, investors who purchase our shares early in our initial public offering, as compared with later investors, will receive more shares for the same cash investment as a result of any stock dividends not received by later investors. Because they would own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their gross investment amount compared to later investors.
If we are incorrect in our assessment of asset appreciation or anticipated asset appreciation that has been used to justify a cash distribution or stock dividend, the return for later investors purchasing our stock after payment of these cash distributions or stock dividends will be lower than the return for earlier investors.
Under our distribution policy, to the extent that we believe assets in our portfolio have appreciated in value after acquisition or will appreciate in value, we may determine to issue additional stock dividends or use additional proceeds from real estate financings to fund additional cash distributions to our stockholders. Therefore, investors who purchase our shares early in our initial public offering, as compared with later investors, may receive more distributions for the same cash investment as a result of any distributions that are made based on our assessment of asset appreciation or anticipated asset appreciation. Furthermore, if we are incorrect in our assessment of asset appreciation that is used to justify a cash or stock dividend, the return for later investors purchasing our stock may be further reduced relative to the return for earlier investors.

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
For the year ended December 31, 2016, we paid aggregate distributions of $2.7 million, including $1.1 million of distributions paid in cash and $1.6 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2016 was $6.5 million and cash flow provided by operations was $0.7 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $2.0 million of cash flow from operating activities and $0.7 million of debt financing.
For the year ended December 31, 2017, we paid aggregate distributions of $3.8 million, including $1.4 million of distributions paid in cash and $2.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2017 was $3.3 million and cash flow provided by operations was $8.8 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $2.8 million of cash flow from operating activities and $1.0 million of debt financing. For purposes of determining the source of distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through December 31, 2017, we paid cumulative distributions of $7.5 million and our cumulative net loss during the same period was $14.3 million.
We have a history of operating losses and cannot assure our stockholders that we will achieve profitability.
Since our inception in 2013, we have experienced net losses (calculated in accordance with GAAP) for each fiscal year, which have contributed to our cumulative net loss of $14.3 million from inception through December 31, 2017. Our net loss attributable to common stockholders for the year ended December 31, 2017 was $3.3 million. Our net loss attributable to common stockholders for the year ended December 31, 2016, and from inception through December 31, 2016 was $6.5 million and $11.1 million, respectively. Our net loss attributable to common stockholders for the year ended December 31, 2015, and from inception through December 31, 2015 was $2.1 million and $4.6 million, respectively. The extent of our future operating losses and the timing of when we will achieve profitability are highly uncertain, and we may never achieve or sustain profitability.

The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor and key employees at our dealer manager could delay or hinder implementation of our investment strategies, which could limit our ability to pay distributions and decrease the value of an investment in us.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Bren, Hall, McMillan or Schreiber. Messrs. Bren, Hall, McMillan and Schreiber may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to retain or obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in us may decline. Furthermore, if some or all of the key real estate and debt finance professionals at KBS Capital Advisors are internalized by KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT or KBS Growth & Income REIT, KBS Capital Advisors may need to replace such professionals, or we may need to find employees or an advisor to replace the management services KBS Capital Advisors provides to us. In such event our operating performance and the return on an investment in us could suffer.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and their recovery against our independent directors if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and us may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution.
We have limited experience with European investments.
Neither we nor our advisor or any of its affiliates has substantial experience investing in real estate-related assets located in Europe. With respect to any investments we make in Europe, we will be largely dependent upon the acquisition and portfolio management performance of STAM, the third-party with whom our advisor has entered into a sub-advisory agreement. We may not have the expertise necessary to maximize the return on our European investments.
An investment in us may be subject to additional risks if we make international investments.
We may purchase real estate assets located in Europe and may make or purchase additional mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located in Europe or secured by property located in Europe. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

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
Except with respect to unimproved or non-income producing property, we are not limited in the percentage of net proceeds of our initial public offering that we may allocate to a specific real estate asset type. Thus, we may make all of our investments in investments which present an increased risk of loss. In addition, we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our targeted investments described our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to pay distributions.
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.
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

Risks Related to Conflicts of Interest
KBS Capital Advisors and its affiliates, including all of our executive officers and our affiliated directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs and KBS-advised investors, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

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
KBS Capital Advisors and its affiliates face conflicts of interest relating to the acquisition and origination of investments and leasing of properties due to their relationship with other KBS-sponsored programs and KBS-advised investors, which could result in decisions that are not in our best interest or the best interest of our stockholders.
We rely on key real estate and debt finance professionals at KBS Capital Advisors, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on many of the same real estate and debt finance professionals as will future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate and debt finance professionals at KBS Capital Advisors are also the key real estate and debt finance professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As such, we and the other KBS-sponsored programs that are currently raising funds for investment or that otherwise have funds available for investment and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor.
Our acquisition stage will overlap to some extent with KBS Strategic Opportunity REIT and KBS Growth & Income REIT, five private KBS-sponsored programs and possibly future KBS-sponsored programs and KBS-advised investors. KBS Strategic Opportunity REIT has filed a registration statement with the SEC to conduct a follow-on offering that is in registration with the SEC. In addition, KBS Strategic Opportunity REIT may obtain capital from other sources during our offering and investment stage and may seek to invest in additional assets while we are raising and investing proceeds from our offering stage. In considering whether to direct an investment opportunity to us or KBS Strategic Opportunity REIT, our advisor will consider our cash flow requirements, operating needs, diversification goals and overall portfolio mix, along with the amount of funds we have available for investment and current market conditions.

For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless KBS Capital Advisors has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other KBS-sponsored programs or KBS-advised investors. Such events could result in us investing in assets that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.
We and other KBS-sponsored programs and KBS-advised investors may also rely on these real estate professionals to supervise the property management and leasing of properties. If we engage a KBS-affiliated property manager and the team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
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
If approved by a majority of our independent directors, we may enter into joint venture agreements with other KBS-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. KBS Capital Advisors and KBS Realty Advisors and its affiliates, the advisors to the other KBS-sponsored programs and the investment advisers to KBS-advised investors, have some of the same executive officers, directors and other key real estate and debt finance professionals; and these persons will face conflicts of interest in determining which KBS program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the KBS-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a KBS-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The KBS-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and our investors' detriment.
KBS Capital Advisors, the real estate and debt finance professionals assembled by our advisor, their affiliates and our officers face competing demands on their time and this may cause our operations and an investment in us to suffer.
We rely on KBS Capital Advisors and the real estate and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, for the day-to-day operation of our business. KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs and KBS-advised investors. Further, our officers and affiliated director are also officers and/or an affiliated director of some or all of the other public KBS-sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS REIT III; Messrs. Bren, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS Growth & Income REIT; Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT; and Messrs. Bren, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As a result of their interests in other KBS-sponsored programs, their obligations to other KBS-advised investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT, KBS Capital Advisors and other KBS-sponsored programs and KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of an investment in us, may decline.

All of our executive officers and our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and through KBS Capital Advisors and its affiliates these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT, and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.
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
Three of our directors, including one of our independent directors, Mr. Yee, are also directors of KBS Strategic Opportunity REIT. One of our affiliated directors is also a director of KBS REIT I, KBS REIT II and KBS REIT III. The loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT II, KBS REIT III and KBS Strategic Opportunity REIT, or possibly on the board of directors of future KBS-sponsored programs, may influence the judgment of our board when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•
The conflicts committee of our board must evaluate the performance of KBS Capital Advisors with respect to whether KBS Capital Advisors is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other KBS-sponsored programs or if our advisor is giving preferential treatment to other KBS-sponsored programs in this regard, the conflicts committee may not be well suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.

•
We could enter into transactions with other KBS-sponsored programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle KBS Capital Advisors or its affiliates to fees and other compensation from both parties to the transaction. For example, acquisitions from other KBS-sponsored programs might entitle KBS Capital Advisors or its affiliates to disposition fees and possible subordinated incentive fees in connection with its services for the seller in addition to acquisition and origination fees and other fees that we might pay to KBS Capital Advisors in connection with such transaction. Similarly, property sales to other KBS-sponsored programs might entitle KBS Capital Advisors or its affiliates to acquisition and origination fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to KBS Capital Advisors in connection with such transaction. Decisions of our board of directors and the conflicts committee regarding the terms of those transactions may be influenced by our board’s and the conflicts committee’s loyalties to such other KBS-sponsored programs.

•
A decision of our board of directors or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that such offering would compete with an offering of other KBS-sponsored programs.

•
A decision of our board of directors or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.

•
A decision of our board of directors or the conflicts committee regarding whether and when we seek to list our shares of common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade.

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
To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business. For more information related to compliance with the Investment Company Act, see “Investment Objectives and Criteria-Investment Limitations Under the Investment Company Act of 1940.”
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
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.

Because our charter does not require our listing or liquidation by a specified date, or at all, investors should only purchase our shares as a long-term investment and be prepared to hold them for an indefinite period of time.
We may seek to list our shares of common stock on a national securities exchange if our independent directors believe listing would be in the best interest of our stockholders. If we do not list our shares of common stock on a national securities exchange within ten years from commencement of our initial public offering, our charter requires that we either seek stockholder approval of the liquidation of the company; or postpone the decision of whether to liquidate the company, if a majority of the conflicts committee determines that liquidation is not then in the best interests of the stockholders. If a majority of the conflicts committee does determine that liquidation is not then in the best interests of our stockholders, our charter requires that the conflicts committee revisit the issue of liquidation at least annually. Further postponement of listing or stockholder action regarding liquidation would only be permitted if a majority of the conflicts committee again determined that liquidation would not be in the best interest of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate and would not require the conflicts committee to revisit the issue of liquidation, and we could continue to operate as before. Because our charter does not require our listing or liquidation by a specified date, or at all, investors should only purchase our shares as a long-term investment and be prepared to hold them for an indefinite period of time.
Our stockholders may not be able to sell their shares under our share redemption program and, if they are able to sell their shares under the program, they may not be able to recover the full amount of their investment in our shares.
Our share redemption program includes numerous restrictions that limit our stockholders' ability to sell their shares. A stockholder must hold the shares for at least one year in order to participate in our share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (collectively, a “Special Redemption”). We limit the number of shares redeemed pursuant to our share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; however, we may increase or decrease the funding available for the redemption of shares upon ten business days notice to our shareholders. We have provided up to $500,000 in additional funds to redeem a qualifying stockholder’s shares in connection with a Special Redemption. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. In particular, the limitation on redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year may significantly limit our stockholders' ability to have their shares redeemed pursuant to our share redemption program because a significant portion of our distributions have been in the form of stock dividends. Particularly during our offering stage, we do not expect to have sufficient cash flow to pay significant cash distributions, and we have not paid significant cash distributions, which will severely limit redemptions during the next calendar year.
Our board is free to amend, suspend or terminate our share redemption program upon 30 days’ notice, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. Unless the shares are being redeemed in connection with a Special Redemption, the prices at which we will redeem the shares is as follows:

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
On June 6, 2017, our board of directors approved an estimated NAV per share of our common stock of $9.05 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of March 31, 2017. For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the shares; provided, that shares purchased by the redeeming stockholder pursuant to our dividend reinvestment plan or shares received as a stock dividend will be deemed to have been acquired on the same date as the initial share to which our dividend reinvestment plan shares or stock dividend shares relate. The date of the share’s original issuance by us is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.

During their operating stages, other KBS-sponsored REITs have amended their share redemption programs to limit redemptions to Special Redemptions or place restrictive limitations on the amount of funds available for redemptions. As a result, these programs have not been able to honor all redemption requests and stockholders in these programs have been unable to have their shares redeemed when requested. In two instances, Ordinary Redemptions have been suspended for several years. When implementing these amendments, stockholders did not always have a final opportunity to submit redemptions prior to the effectiveness of the amendment to the program.
The restrictions of our share redemption program will severely limit our stockholders' ability to sell their shares should they require liquidity and will limit their ability to recover the value our stockholders invest in us.
If funds are not available from our dividend reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
We depend on the proceeds from our dividend reinvestment plan offering for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loan receivable we acquire or originate; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses relating to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. We cannot predict with any certainty how much, if any, dividend reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
The estimated NAV per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On June 6, 2017, our board of directors approved an estimated NAV per share of our common stock of $9.05 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of March 31, 2017, see Part II, Item 5 “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information.” There have been no material changes between March 31, 2017 and June 6, 2017 that would impact the overall estimated NAV per share. We provided this estimated NAV per share to assist broker-dealers who participate in this offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete.
Different parties with different assumptions and estimates could derive a different estimated NAV per share of our common stock and this difference could be significant, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to our estimated NAV per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated NAV per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at our estimated NAV per share on a national securities exchange;

•	a third party would offer our estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated NAV per share; or

•	the methodology used to determine our estimated NAV per share would be acceptable to FINRA for compliance with ERISA reporting requirements.

Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of March 31, 2017. As of March 31, 2017, there were 14,797,382 and 8,622,239 shares of Class A and Class T common stock issued and outstanding, respectively. We did not make any adjustments to our estimated NAV subsequent to March 31, 2017, including adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to the capital raised during our offering stage, future investments, the performance of individual assets in our portfolio, the management of those assets, and the real estate and finance markets. Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. We expect to utilize our advisor and/or an independent valuation firm to update our estimated NAV per share annually. We cannot assure our stockholders that our estimated NAV per share will increase or that it will not decrease.
Because our dealer manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face as a stockholder.
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
Potential investors in our initial public offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock, with 500,000,000 shares being designated as Class A common stock and 500,000,000 shares being designated as Class T common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After the purchase in our initial public offering, our board may elect to (i) sell additional shares in this or future offerings, including through the dividend reinvestment plan, (ii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iii) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership, or (iv) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after a purchase in our initial public offering, whether in a follow-on offering, through our dividend reinvestment plan, as stock dividends or otherwise, the percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Payment of fees to KBS Capital Advisors and its affiliates reduces cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of an investment in our shares.
KBS Capital Advisors and its affiliates perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We pay them substantial fees for these services, which will result in immediate dilution to the value of an investment in us and reduce the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased without stockholder approval, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. We estimate that we will use $9.05 per Class A and Class T share to acquire real estate and real estate-related investments, to maintain a working capital reserve, to pay acquisition and origination expenses and, upon the acquisition or origination of real estate investments, to pay a fee to our advisor for its services in connection with the selection and acquisition or origination of such real estate investments. We will use the remainder of the gross proceeds from the primary offering to pay selling commissions, the dealer manager fee and up to 1.0% of the organization and other offering expenses.
These fees increase the risk that the amount of cash available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our initial public offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Failure to procure adequate capital and funding would negatively impact our results and may, in turn, negatively affect our ability to pay distributions to our stockholders.
We will depend upon the availability of adequate funding and capital for our operations. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income could reduce our liquidity and our ability to pay distributions to our stockholders. We cannot assure our stockholders that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on our ability to pay distributions.
Stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our four sponsors, through their ownership interest in KBS Capital Advisors, have only invested $200,000 in us through the purchase of 21,739 shares of our Class A common stock at $9.20 per share. In addition, Messrs. Hall and McMillan, through their ownership interest in Willowbrook Capital Group LLC have invested $2,000,000 in us through the purchase of 240,211 shares of our Class A common stock at $8.33 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for our significant organization and offering expenses, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our stockholders may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
We intend to invest in a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, including direct investments in opportunistic real estate. Each of these investments will be subject to the risks typically associated with real estate. Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the properties securing the loans drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:

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
Traditional performance metrics of real estate assets are generally not meaningful for non-performing real estate. Non-performing properties, for example, do not have stabilized occupancy rates to provide a useful measure of revenue. Similarly, non-performing loans do not have a consistent stream of loan servicing or interest payments to provide a useful measure of revenue. In addition, for non-performing loans, often there is no expectation that the face amount of the note will be paid in full. Appraisals may provide a sense of the value of the investment, but any appraisal of the property or property securing the loan will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the property securing the loan. Further, an appraisal of a nonstabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.
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
We are dependent on the third-party manager of our hotels.
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
We may have to make significant capital expenditures to maintain our hotels.
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
General economic conditions and discretionary consumer spending may affect our hotels and lower the return on our stockholders' investment.
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
Seasonal revenue variations in our hotels require the operators of such assets to manage cash flow properly over time to meet their non-seasonal scheduled rent payments to us.
Certain of our hotels may be seasonal in nature. For example, the typical beach season begins in early May and runs through August, during which time beach resorts generate the vast majority of their annual revenues. Revenues and profits at beach resorts and their related properties are substantially lower and historically result in losses during the winter months due to the weather. As a result of the seasonal nature of certain industries that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. The failure of an operator or a tenant to manage its cash flow properly may result in such operator or tenant having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available for distribution to stockholders.

Adverse weather conditions may affect operations of our hotels or reduce our operators’ ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.
Adverse weather conditions may disrupt operations and influence revenues at our hotels. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods. In particular, Springmaid Beach Resort Hotel, which represented 9% of our total assets as of December 31, 2017 is located in Myrtle Beach, South Carolina, an area that sustained significant damage from Hurricane Matthew in October 2016, which resulted in a number of rooms being offline during the year ended December 31, 2017. As of December 31, 2017, no rooms remain out of service. The pier was destroyed and certain restaurants and stores have been closed. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to 3% of replacement cost per incident. Based on management’s estimates, we recognized an estimated aggregate loss for the damaged assets' net book value of $3.7 million during the year ended December 31, 2016, which was reduced by $3.7 million of estimated insurance recovery since we determined that it was probable of receipt. While our insurance recovery is subject to a deductible, we did not recognize a loss as the estimated insurance recovery based on fair value (or replacement cost) exceeds the net book value of the damaged assets plus the deductible amount, which is estimated to be approximately $2.5 million.
As of December 31, 2016, we recorded a receivable of $6.2 million for estimated insurance recoveries as prepaid expenses and other assets on the accompanying consolidated balance sheets related to the damages mentioned above. In September 2017, we reached a final settlement with the insurance company. We received $8.2 million for the property damages sustained as a result of Hurricane Matthew during the year ended December 31, 2017. During the year ended December 31, 2017, we received $5.8 million of business interruption insurance recovery, which is included in hotel revenues on the accompanying consolidated statements of operations. As a result of the settlement, we recorded a $1.6 million gain for casualty-related income, net on the accompanying consolidated statements of operations.
Certain properties, such as Springmaid Beach Resort, are susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Thus, poor weather conditions and may adversely affect both the value of our tenants and operators to make their scheduled rent payments to us.
We may not have control over properties under construction.
We may acquire properties under development, such as 210 West 31st Street, as well as hotels that require extensive renovation, such as Springmaid Beach Resort. If we acquire a property for development or renovation, we may be subject to the risk that we cannot control construction costs and the timing of completion of construction or a developer’s ability to build in conformity with plans, specifications and timetables.
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

There may be operational limitations associated with management and franchise agreements affecting our hotels and these limitations may prevent us from using these properties to their best advantage for our stockholders.
Our TRSs will lease and hold some of our hotels and may enter into franchise or license agreements with nationally recognized hotel brands. These franchise agreements may contain specific standards for, and restrictions and limitations on, the operation and maintenance of any hotels we may acquire in order to maintain uniformity within the franchiser system. We expect that franchisors will periodically inspect our properties to ensure that we maintain their standards. We do not know whether those limitations may restrict our business plans tailored to each property and to each market.
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
In connection with terminating or changing the franchise affiliation of a property, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the property covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and cash flows, including our ability to service debt and pay distributions to our stockholders.
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
We may acquire properties in locations that experience increases in construction of multifamily rental or other properties that compete with our properties. This increased competition and construction could:

•	make it more difficult for us to find residents to lease units in our apartment communities;

•	force us to lower our rental prices in order to lease units in our apartment communities; or

•	substantially reduce our revenues and cash available for distribution.
Our efforts to upgrade multifamily rental properties to increase occupancy and raise rental rates through redevelopment and repositioning may fail, which may reduce our net income and the cash available for distributions.
The success of our ability to upgrade our multifamily rental properties and realize capital gains and current income for our investors on these investments materially depends upon the status of the economy where the multifamily rental property is located. Our revenues will be lower if the rental market cannot bear the higher rental rate that accompanies the upgraded multifamily rental property due to job losses or other economic hardships. Should the local market be unable to support a higher rental rate for a multifamily rental property that we upgraded, we may not realize the premium rental we had assumed by a given upgrade and we may realize reduced rental income or a reduced gain or even loss upon the sale of the property. These events could cause us to reduce the cash available for distributions.
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
Commercial real estate loans generally are secured by commercial real estate and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically depends primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, fiscal policies and regulations, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances. We intend to invest in commercial mortgage loans directly and through CMBS.
Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property depends upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. Though we do not intend to invest directly in residential mortgage loans, we may invest in pools of residential mortgage loans or residential mortgage-backed securities (“RMBS”).
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal and any accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure on a property securing a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the collateral securing the loan at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial real estate loans and RMBS evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the CMBS and RMBS we invest in are subject to all of the risks of the underlying mortgage loans.
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

The mezzanine loans that we may originate or in which we may invest would involve greater risks of loss than senior loans secured by the same properties.
We may originate or invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of the entity owning (directly or indirectly) the real property securing a mortgage or other senior loan. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to repay our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.
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
Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties securing the loans, the borrowers’ credit history, the properties’ cash flow or other factors. As a result, non-conforming and non-investment grade loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.
Our investments in subordinated loans and subordinated CMBS and RMBS may be subject to losses.
We intend to acquire or originate subordinated loans and invest in subordinated CMBS and RMBS. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to repay our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to repay the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be repaid only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
In general, losses on a mortgage loan included in a securitization will be borne first by the owner of the property securing the loan, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to repay interest and principal payments due on the related CMBS and RMBS, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

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
Risks of cost overruns and non-completion of the construction or renovation of the properties securing the loans we make or acquire may materially adversely affect our investment.
The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and the possibility of construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment and we may not recover some or all of our investment.
To close loan transactions within a time frame that meets the needs of borrowers of loans we may originate, we may perform underwriting analyses in a very short period of time, which may result in credit decisions based on limited information.
We may gain a competitive advantage by, from time to time, being able to analyze and close loan transactions within a very short period of time. Our underwriting guidelines require a thorough analysis of many factors, including the property securing the loan’s financial performance and condition, geographic market assessment, experience and financial strength of the borrower and future prospects of the property within the market. If we make the decision to extend credit to a borrower prior to the completion of one or more of these analyses, we may fail to identify certain credit risks that we would otherwise have identified.
Investments that are not United States government-insured involve risk of loss.
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
The RMBS in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
The value of RMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. RMBS are also subject to several risks created through the securitization process. Subordinate RMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate RMBS will not be fully paid. Subordinate RMBS are also subject to greater credit risk than those RMBS that are more highly-rated.
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
We may invest in CMBS, RMBS, CDOs, collateralized debt obligations and other structured debt securities as well as real estate-related loans. Many of these types of investments became illiquid and considerably less valuable following the subprime mortgage crisis that began in 2008. This reduced liquidity and decrease in value caused financial hardship for many investors in these assets. Many investors did not fully appreciate the risks of such investments. We can give our stockholders no assurances that our investments in these assets will be successful.
Changes in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.
We may invest in fixed-rate CMBS, RMBS and other fixed-rate debt investments. Under a normal yield curve, an investment in these instruments will decline in value if long-term interest rates increase. We will also invest in floating-rate debt investments, for which decreases in interest rates will have a negative effect on value and interest income. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.
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
The yield of our other assets may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the applicable documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of any prepayments we receive in assets with at least an equivalent yield, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.
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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investments being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
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
We will assume the credit risk of our counterparties with respect to derivative transactions.
We may enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our future variable rate real estate loans receivable and variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.

We will assume the risk that our derivative counterparty may terminate transactions early.
If we fail to make a required payment or otherwise default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. In certain circumstances, the counterparty may have the right to terminate derivative transactions early even if we are not defaulting. If our derivative transactions are terminated early, it may not be possible for us to replace those transactions with another counterparty, on as favorable terms or at all.
We may be required to collateralize our derivative transactions.
We may be required to secure our obligations to our counterparties under our derivative contracts by pledging collateral to our counterparties. That collateral may be in the form of cash, securities or other assets. If we default under a derivative contract with a counterparty, or if a counterparty otherwise terminates one or more derivative contracts early, that counterparty may apply such collateral toward our obligation to make a termination payment to the counterparty. If we have pledged securities or other assets, the counterparty may liquidate those assets in order to satisfy our obligations. If we are required to post cash or securities as collateral, such cash or securities will not be available for use in our business. Cash or securities pledged to counterparties may be repledged by counterparties and may not be held in segregated accounts. Therefore, in the event of a counterparty insolvency, we may not be entitled to recover some or all collateral pledged to that counterparty, which could result in losses and have an adverse effect on our operations.
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
Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Some of the CMBS and RMBS that we may purchase may be traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. The mezzanine and bridge loans we may purchase or originate will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. This illiquidity may limit our ability to vary our portfolio in response to changes in economic and other conditions, which could increase the likelihood that the value of the stockholders' investment in us will decrease as a result of such changes in economic and other conditions.
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

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in available credit may reduce our earnings and, in turn, cash available for distribution to stockholders.
Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. If the market value of our investments declines, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
Market values of our real estate-related investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults related to the collateral, increases in voluntary prepayments for our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
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
We depend on debtors for a portion of our revenue and, accordingly, our revenue and our ability to pay distributions to our stockholders depends upon the success and economic viability of such debtors.
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
If there are defaults under any mortgage loan we acquire or originate, we may not be able to repossess and sell the properties securing the loans quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other factors, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
Delays in restructuring or liquidating non-performing real estate securities could reduce the return on our stockholders' investment.
Real estate securities may become non-performing after acquisition for a wide variety of reasons. Such non-performing real estate investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may earn or recover from an investment.
If we foreclose on the collateral that will secure our investments in loans receivable, we may incur significant liabilities for deferred repairs and maintenance, property taxes and other expenses, which would reduce cash available for distribution to our stockholders.
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

We depend on tenants for a portion of our revenue, and lease defaults or terminations could reduce our net income and limit our ability to pay distributions to our stockholders.
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
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to pay distributions to our stockholders and could reduce the value of our shares.
Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available for distributions.
Our opportunistic property acquisition strategy may include investments in properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and stockholders’ equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.
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

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish our stockholders' return on their investment in us.
We may invest some of the proceeds available for investment in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to pay distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, our stockholders' investment nevertheless is subject to the risks associated with investments in unimproved real property.
If the properties related to our investments are concentrated by type or geographic area, then we will be exposed to increased risk with respect to those property types or that geographic area.
Our investments may at times be concentrated in certain property types that are subject to a higher risk of foreclosure. In addition, our investments may be secured by properties concentrated in a limited number of geographic locations. Adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of the properties securing the loans our investments. A material decline in demand or the ability of tenants to pay rent or of a buyer to consummate a purchase in these geographic areas may result in a material decline in our cash available for distribution.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to pay distributions and may reduce the value of our shares.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury or other damage claims could reduce the cash available for distribution to our stockholders.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the cash available for distribution to our stockholders.
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
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flow from operations and the return on our stockholders’ investment in us.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases may insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders' investment in us. In addition, other than any working capital reserve or other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment, financing and refinancing options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition to providing loans.

Risks Related to Our Financing Strategy
We are likely to obtain lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.
We plan to obtain lines of credit and long-term financing that may be secured by our real estate investments. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
If we do mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment.
High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distribution to our stockholders.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
We expect to use leverage in connection with our real estate- related investments, which increases the risk of loss associated with our investments.
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

Short-term borrowing through repurchase agreements, bank credit facilities and warehouse facilities may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
We may not be able to acquire eligible investments for a CDO issuance or may not be able to issue CDO securities on attractive terms, either of which may require us to seek more costly financing for our investments or to liquidate assets.
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
We expect that the terms of CDOs we may issue will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as “over-collateralization.” We anticipate that the CDO terms will provide that, if certain delinquencies and/or losses exceed specified levels, which we will establish based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted had losses or delinquencies not exceeded those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure our stockholders that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure our stockholders of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expenses associated with our CDO financings will increase.
We may be required to repurchase loans that we have sold or to indemnify holders of CDOs we issue.
If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the properties securing the loans, we may be required to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs) or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to be carried on our books, and our ability to borrow against such assets may be limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.
High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of real properties. For the mortgage debt we place on properties, we run the risk of being unable to refinance our indebtedness when the loans become due, or of being unable to refinance our indebtedness on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we may enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing KBS Capital Advisors as our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.
In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets would not change, which would adversely affect our profitability.
Our operating results will depend in large part on differences between the income from our assets, net of credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit our ability to pay distributions to our stockholders. We expect that we will incur debt in the future and increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the cash we have available for distribution to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could hinder our ability to pay distributions and decrease the value of an investment in us.
Although we expect that once we have fully invested the proceeds of our initial public offering, our debt financing and other liabilities will be 60% or less of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), our debt financing and other liabilities may exceed this level during our offering stage. Our charter limits our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves); however, we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuances of commercial mortgage-backed securities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.

Federal Income Tax Risks
Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to you.
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2014. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to you or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time-to-time, we may generate taxable income greater than our net income (loss) for U.S. GAAP. In addition, our taxable income may be greater than our cash flow available for distribution to you as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for instance, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
If we do not have other funds available in the situations described in the preceding paragraphs, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.
We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans and repurchase agreements.
We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For instance, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained therein, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. While mezzanine loans in which we may invest may not meet all of the requirements for reliance on this safe harbor, we expect that any of our investments in mezzanine loans will be made in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests.

In addition, we may enter into sale and repurchase agreements under which we nominally sell certain of our mortgage assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such sale and repurchase agreement notwithstanding that we transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to continue to qualify as a REIT could be adversely affected.
Even if the IRS were to disagree with one or more of our interpretations and we were treated as having failed to satisfy one of the REIT qualification requirements, we could maintain our REIT qualification if our failure was excused under certain statutory “savings” provisions. However, there can be no guarantee that we would be entitled to benefit from those statutory savings provisions if we failed to satisfy one of the REIT qualification requirements, and even if we were entitled to benefit from those statutory savings provisions, we could be required to pay a penalty tax.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to you. For instance:

•
In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to you.

•	To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax. We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to you at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.

We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our gross assets (20% for tax years after 2017) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Our acquisition of debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument on a current basis.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly longterm borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of your investment. In the event in-kind distributions are made, your tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to you during such year.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.
Liquidation of assets may jeopardize our REIT qualification.
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.

The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but including loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure you that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax. In addition, the IRS may attempt to ignore or otherwise recast such activities in order to impose a prohibited transaction tax on us, and there can be no assurance that such recast will not be successful.
We also may not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS or through a subsidiary REIT.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to you, in a year in which we are not profitable under U.S. GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For instance, certain of our assets will be marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to you, in a year in which we are not profitable under U.S. GAAP or other economic measures.
We may distribute our common stock in a taxable distribution, in which case you may sell shares of our common stock to pay tax on such distributions, and you may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the dividend as taxable income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, you may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We may hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (currently subject to a maximum rate of 37% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.
Our qualification as a REIT may depend upon the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price paid to you.
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted (prospectively or retroactively) by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our shares of common stock.
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
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders' investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.

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
We intend to acquire real property located outside the U.S. and may invest in stock or other securities of entities owning real property located outside the United States. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, our stockholders will not be eligible to claim a tax credit on their U.S. federal income tax returns to offset the income taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to our stockholders. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to our stockholders. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the U.S. Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to our stockholders. Investors are urged to consult with their own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.
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
Changes recently made to the U.S. tax laws could have a negative impact on our business.
The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiary);

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the federal corporate alternative minimum tax;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Cuts and Jobs Act, in particular those affecting individual taxpayers, expire at the end of 2025.
As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually.
The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with various impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.

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
On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and Benefit Plans.  The final regulation will take effect in part on June 9, 2017, with full implementation scheduled for January 1, 2018.  The final regulation and the accompanying exemptions are complex. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.
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
As of December 31, 2017, we owned two hotel properties, four office properties and one apartment property. Additionally, as of December 31, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction.
Hotel Properties
The following table provides summary information regarding our hotel properties as of December 31, 2017:

Property Location of Property	Date Acquired	Number of Rooms	Percentage Occupied for the Year Ended December 31, 2017	Average Revenue per Available Room	Average Daily Rate	Ownership %
Springmaid Beach Resort (1) Myrtle Beach, SC	12/30/2014	452	65.0%	$83.45	$128.37	90.0%
Q&C Hotel New Orleans, LA	12/17/2015	196	69.9%	$112.60	$161.08	90.0%
_____________________
(1) In October 2016, Springmaid Beach Resort sustained significant damage from Hurricane Matthew, the result of which placed 238 rooms out of service. Certain of these rooms were offline during the year ended December 31, 2017. As of December 31, 2017, no rooms remain out of service as a result of the hurricane damage. Rooms not in service were excluded from the percentage occupied and average revenue per available room.
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
Pursuant to the lease agreements, the Hotel Operations Joint Venture will pay to the Hotel Owner Joint Venture, on a monthly basis, an annual base rent. The annual base rent will be adjusted as set forth in the lease agreements beginning in 2016 as well as prorated for any partial years. For the Springmaid Beach Resort, the annual base rent was $3.6 million for 2017 and is $3.3 million for 2018. For the Q&C Hotel the annual base rent was $3.3 million for 2017 and is $3.4 million for 2018.

In addition to annual base rent, each respective Hotel Operations Joint Venture will pay a monthly percentage rent to the respective Hotel Owner Joint Venture equal to (i) an agreed percentage of year-to-date gross revenue that exceeds certain annual threshold amounts, less (ii) all prior percentage rent payments. Each respective Hotel Operations Joint Venture is also required to establish and fund a repairs and replacement reserve for the periodic refurbishment, replacements and non-routine repairs of all tangible personal property owned by the respective Hotel Owner Joint Venture. For each lease, the reserve is a percentage of gross receipts as set forth in the lease agreement. For Springmaid Beach Resort, this percentage ranges from 1% to 4%. For Q&C Hotel, this percentage ranges from 2% to 5%. In addition, the lease agreements require each Hotel Operations Joint Venture to pay all income taxes, rent, and all costs and expenses and utility and other charges incurred in the operations of the respective hotel.
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
Office Properties
The following table provides summary information regarding our office properties as of December 31, 2017:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Occupancy	Annualized Base Rent (1) (in thousands)	Average Annualized Base Rent per Square Foot (2)	Average Remaining Lease Term in Years	Ownership %
2200 Paseo Verde Henderson, NV	12/23/2015	Office	59,818	$14,101	81.1%	$1,487	$30.63	4.2	100.0%
Lincoln Court Campbell, CA	05/20/2016	Office	123,529	52,379	93.0%	5,400	46.98	2.5	100.0%
Oakland City Center Oakland, CA	08/18/2017	Office	368,033	170,583	93.1%	13,876	40.50	3.6	100.0%
Grace Court Phoenix, AZ	10/03/2017	Office	310,886	33,230	42.2%	2,806	21.41	6.3	90.0%
			862,266	$270,293	74.0%	$23,569	$36.99	4.0
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.

As of December 31, 2017, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2017, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	11	$3,482	14.8%
Public Administration (Government)	6	3,168	13.4%
Professional, Scientific and Legal	13	3,019	12.8%
Other Services	11	2,751	11.7%
		$12,420	52.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Portfolio Lease Expiration
The following table reflects lease expirations of our office properties as of December 31, 2017:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month-to-Month	3	$259	1.1%	7,325	1.1%
2018	22	3,330	14.1%	88,184	13.8%
2019	16	2,922	12.4%	70,492	11.1%
2020	13	3,926	16.7%	111,074	17.4%
2021	9	2,639	11.2%	63,458	10.0%
2022	12	3,581	15.2%	106,782	16.8%
2023	6	1,647	7.0%	34,387	5.4%
2024	4	927	3.9%	23,528	3.7%
2025	5	3,375	14.3%	95,311	15.0%
2026	2	352	1.5%	20,393	3.2%
2027	2	373	1.6%	11,077	1.7%
Thereafter	2	238	1.0%	5,170	0.8%
Total	96	$23,569	100%	637,181	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Apartment Property
The following table provides summary information regarding our apartment property as of December 31, 2017:

Property Location of Property	Date Acquired	Property Type	Number of Units	Monthly Rent (1)	Occupancy (2)	Average Monthly Rent per Leased Unit (3)	Ownership %
Lofts at NoHo Commons North Hollywood, CA	11/16/2016	Apartment	292	$506,000	85.3%	$2,031	90.0%
_____________________
(1) Monthly rent is based on the aggregate contractual rent from tenant leases in effect as of December 31, 2017, adjusted to reflect any contractual tenant concessions.
(2) Occupancy percentage is calculated as the number of occupied units divided by the total number of units of the property as of December 31, 2017.
(3) Average monthly rent per leased unit is calculated as the aggregate contractual rent from leases in effect as of December 31, 2017, adjusted to reflect any contractual tenant concessions, divided by the number of leased units.

Construction in Progress
On December 1, 2016, we, through a joint venture (the “210 West 31st Street Joint Venture”), acquired a leasehold interest to develop one retail property in 210 West 31st Street, New York, New York (“210 West 31st Street”). The leasehold interest for 210 West 31st Street expires January 31, 2114. We own an 80% equity interest in the 210 West 31st Street Joint Venture.
210 West 31st Street is located in New York, New York and consists of an 8,637 square foot development site located directly across the street from Madison Square Garden and Penn Station. We are in the process of demolishing the existing structure acquired to redevelop the property into a 2-story retail building with a lower level and a rooftop deck. As of December 31, 2017, we expect to incur approximately $13.3 million of development costs through 2018 related to these renovations and improvements. As of December 31, 2017, the book value of our construction in progress was $63.7 million.

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
Stockholder Information
As of March 5, 2018, we had 17,143,024 and 11,327,676 shares of Class A and Class T common stock, respectively, outstanding held by a total of approximately 3,000 and 2,400 stockholders, respectively. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participate in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). For this purpose, we estimated the value of the shares of our common stock as $9.05 per share as of December 31, 2017. This estimated value per share is based on our board of directors’ approval on June 6, 2017 of an estimated value per share of our common stock of $9.05 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of March 31, 2017. There have been no material changes between March 31, 2017 and June 6, 2017 that impacted the overall estimated NAV per share.
Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated NAV per share was based upon the recommendation and valuation prepared by our advisor. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate valuation firm, to provide appraisals for each of our consolidated investments in real properties owned as of March 31, 2017 (the “Appraised Properties”) for use by our advisor in calculating and recommending an estimated NAV per share. Duff & Phelps prepared appraisal reports, summarizing key inputs and assumptions for each of the Appraised Properties. Our advisor performed valuations of our cash, restricted cash, real estate loan receivable, investment in an unconsolidated entity, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.

Our advisor used the appraised values of the Appraised Properties together with its estimated value of each of our other assets and liabilities, to calculate and recommend an estimated NAV per share of our common stock. Based on (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal reports prepared by Duff & Phelps and our advisor’s estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated NAV per share resulting from our advisor’s valuation process, and (iii) other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated NAV per share proposed by our advisor was reasonable and recommended to our board of directors that it adopt $9.05 as the estimated NAV per share of our common stock. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.05 as the estimated NAV per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The table below sets forth the calculation of our estimated NAV per share as of June 6, 2017. Duff & Phelps is not responsible for the determination of the estimated NAV per share as of June 6, 2017.

Real estate properties	$15.55
Real estate loan receivable	0.15
Investment in unconsolidated entity	0.10
Cash	3.01
Other assets	0.77
Mortgage debt	(9.08)
Other liabilities	(0.37)
Non-controlling interests	(1.08)
Estimated net asset value per share	9.05
Estimated enterprise value premium	None assumed
Total estimated net asset value per share	$9.05
As of March 31, 2017, we had sold 22,131,022 shares of common stock in our private offering, separate private transactions and our initial public offering, including pursuant to our dividend reinvestment plan, at an average price of approximately $9.58 per share. The table below summarizes the significant factors that explain the difference between the average price at which we have sold shares of our common stock and our estimated NAV per share. The changes below reflect, among other changes through March 31, 2017: the impact of various organization and offering costs related to our private offering and our initial public offering through March 31, 2017; acquisition-related costs and expenses; distributions; and the changes in the fair value of our assets since their acquisition and our liabilities since their incurrence.

	Estimated Value (in thousands)	Calculation of Estimated Value per Share
Average offering price (1)	$211,005	$9.58
Offering costs	(16,080)	(0.73)
Net offering proceeds	194,925	8.85
Changes due to acquisition-related costs, distributions and stockholder servicing fees
Acquisition-related costs	(10,570)	(0.49)
Deferred financing costs	(4,288)	(0.19)
Cash Distributions declared in excess of operating cash flow	(482)	(0.02)
Class T share stockholder servicing fees paid	(341)	(0.02)
Total changes due to acquisition-related costs, cash distributions and stockholder servicing fees	(15,681)	(0.72)
Changes to fair value of real estate and real estate-related investments
Real estate	70,992	3.22
Capital expenditures on real estate	(24,519)	(1.11)
Minority interest in joint ventures	(13,601)	(0.62)
Real estate loan receivable	150	0.01
Total changes to fair value of real estate and real estate-related investments	33,022	1.50
Changes to fair value of other assets and liabilities
Other changes, net (2)	(241)	(0.01)
Total changes to fair value of other assets and liabilities	(241)	(0.01)
Stock distributions declared	—	(0.57)
	$212,025	$9.05
_____________________
(1) Average offering price presented is calculated based on the number of shares issued and outstanding as of March 31, 2017. Through March 31, 2017, we had sold 22,035,769 shares of common stock in our private offering, separate private transactions, and our initial public offering for gross offering proceeds of $211.0 million, or an average of $9.58 per share. This includes 288,285 shares of common stock sold under our dividend reinvestment plan for gross offering proceeds of $2.7 million, or an average of $9.45 per share and reflects redemptions as of March 31, 2017 of 95,253 shares for $0.8 million, or an average of $8.48 per share.
(2) “Other changes, net” consists of various unrelated insignificant items.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated NAV per share of our common stock, and this difference could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties or debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. As of March 31, 2017, we had no potentially dilutive securities outstanding that would impact the estimated net asset value per share of our common stock.
Our estimated NAV per share takes into consideration any potential liability related to a subordinated participation in cash flows our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement. For purposes of determining the estimated NAV per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the subordinated participation in cash flows.
Methodology
Our goal for the valuation was to arrive at a reasonable and supportable estimated NAV per share, using a process that was designed to be in compliance with the IPA Valuation Guidelines and using what we and our advisor deemed to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation and appraisal methodologies, assumptions and estimates used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Duff & Phelps was based on the scope of work and not on the appraised values of the Appraised Properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
Duff & Phelps collected all reasonably available material information that it deemed relevant in appraising the Appraised Properties. Duff & Phelps obtained property-level information from our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. Duff & Phelps reviewed and relied in part on the property-level information provided by our advisor and considered this information in light of its knowledge of each property’s specific market conditions.

_____________________

(1)
Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to prepare appraisal reports for each of the Appraised Properties and Duff & Phelps received fees upon the delivery of such reports. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to June 7, 2017, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal report.

In conducting its investigation and analyses, Duff & Phelps took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Duff & Phelps reviewed information supplied or otherwise made available by us or our advisor for reasonableness, it assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Duff & Phelps, Duff & Phelps assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, our board of directors, and/or our advisor. Duff & Phelps relied on us or our advisor to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.
In performing its analyses of the Appraised Properties, Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps assumed that we had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Duff & Phelps’ analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect Duff & Phelps’ analyses and conclusions. Duff & Phelps’ appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values.
Although Duff & Phelps considered any comments to its appraisal reports received from us or our advisor, the appraised values of the Appraised Properties were determined by Duff & Phelps. The appraisal reports for the Appraised Properties are addressed solely to us to assist in the determination of the estimated NAV per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated NAV per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, Duff & Phelps did not solicit third-party indications of interest for the Appraised Properties and did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. While Duff & Phelps is responsible for providing appraisals of the Appraised Properties, Duff & Phelps is not responsible for, did not calculate, and did not participate in, the determination of our estimated NAV per share.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Duff & Phelps’ appraisal reports. All of the Duff & Phelps appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
As of March 31, 2017, we (i) owned, and the Appraised Properties consisted of two hotel properties, two office properties, one apartment building and one retail property currently under construction, which were acquired for a total purchase price of $305.9 million, exclusive of acquisition fees and acquisition expenses of $10.6 million, and (ii) had invested $24.5 million in capital and tenant improvements in the Appraised Properties. As of March 31, 2017, the total appraised value of the Appraised Properties as provided by Duff & Phelps using the appraisal methods described below was $364.2 million. The total appraised value of the Appraised Properties, compared to the total purchase price (exclusive of acquisition fees and acquisition expenses) of the Appraised Properties plus subsequent capital and tenant improvements in the Appraised Properties through March 31, 2017, results in an overall increase in the value of the Appraised Properties of approximately 10.2%.
Income-Generating Properties
As of March 31, 2017, our income-generating properties consisted of two hotel properties, two office properties and one apartment building. Duff & Phelps appraised each of the income-generating properties using various methodologies including the direct capitalization approach, discounted cash flow analysis and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of the these properties. Duff & Phelps calculated the discounted cash flow value of each of the income-generating properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.

The total appraised value of our income-generating properties using the appraisal methodologies described above was $312.9 million, compared to a total cost basis, including acquisition fees and expenses, capital expenditures and leasing commissions through March 31, 2017, of $289.3 million.
The following table summarizes the key assumptions that Duff & Phelps used in the discounted cash flow analyses to arrive at the appraised value of our income-generating properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	4.25% to 7.75%	6.11%
Discount rate	6.50% to 9.50%	7.71%
Net operating income compounded annual growth rate (1)	3.76% to 8.23%	5.70%
_____________________
(1) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the hold period of the property) net of expenses over the holding period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the income-generating properties and thus, our estimated NAV per share. The table below illustrates the impact on our estimated NAV per share; including an adjustment to non-controlling interest, if the terminal capitalization rates or discount rates Duff & Phelps used to appraise the income generating properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated NAV per share if these terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Net Asset Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.27	$(0.26)	$0.35	$(0.32)
Discount Rate	0.19	(0.19)	0.29	(0.29)
Development Property
As of March 31, 2017, we had invested in a retail development project. Duff & Phelps considered various valuation methodologies including the cost approach, income capitalization approach and sales comparison approach and relied on a sales comparison approach for the final appraisal of this investment. Duff & Phelps gathered data on reasonably substitutable properties and adjusted for unique property and market-specific factors to arrive at a market value. The appraised value of our retail development project using the appraisal methodology described above was $51.3 million, compared to a total cost basis, including acquisition fees and expenses, capital expenditures and other development costs through March 31, 2017 of $51.7 million.
Finally, a 1% increase in the appraised value of the Appraised Properties would result in an $0.11 increase in our estimated NAV per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.11 to our estimated NAV per share, assuming all other factors remain unchanged.
Real Estate Loan Receivable
As of March 31, 2017, we owned one real estate loan receivable. Our advisor’s estimated value for our real estate loan receivable is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2017, but does not equal the book value of the loan in accordance with GAAP. Our advisor estimated the value of the real estate loan receivable by applying a discounted cash flow analysis over the remaining expected life of the investment, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investment were based on the investment’s contractual cash flow which we anticipate we will receive. The expected cash flow for the loan was discounted at a rate that we expect a market participant would require for an instrument with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral, current performance, credit enhancements and other factors.
The cost of our real estate loan receivable was $3.3 million, which amount includes $0.2 million of origination fees and origination expenses. As of March 31, 2017, the GAAP fair value of our real estate loan receivable was $3.4 million and the outstanding principal balance was $3.5 million. The discount rate applied to the cash flow from the real estate loan receivable, which has a remaining term of 6 months, was approximately 12.88%. Similar to the appraisals of our real estate properties, a change in the assumptions and inputs would change the fair value of our real estate loan receivable and thus, could change our estimated NAV per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on our estimated net asset value per share. Additionally, assuming all other factors remain unchanged, a 5% decrease or increase in the discount rates would have no impact on our estimated net asset value per share.

Investment in Unconsolidated Entity
As of March 31, 2017, we had originated a participating loan facility in an amount up to €2.6 million ($2.8 million as of March 31, 2017). As March 31, 2017, we had funded the participating loan facility €2.1 million ($2.2 million as of March 31, 2017). The proceeds were used to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. Under the terms of the participating loan facility, we participate in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. The estimated value of our investment in this participating loan facility is equal to the GAAP carrying value as disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2017. The fair value and carrying value of our investment in the participating loan facility is $2.4 million.
Non-controlling Interest
We have an ownership interest in four consolidated joint ventures as of March 31, 2017. As we consolidate these joint ventures, the entire amount of the underlying assets and liabilities of each joint venture is reflected at fair value in the corresponding line items of the estimated NAV per share determination. As a result, we also must consider the fair value of any non-controlling interest liability as of March 31, 2017. In determining this fair value, we considered the various profit participation thresholds in each of the joint ventures that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate appraisals provided by Duff & Phelps and calculated the amount that the joint venture partners would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current appraised values and the payoff of any related debt at its fair value, based on the profit participation thresholds contained in the joint venture agreements. The estimated payment to the joint venture partners was then reflected as the non-controlling interest liability in our determination of our estimated NAV per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2017, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of March 31, 2017, the GAAP fair value and the carrying value of our notes payable were $212.6 million and $209.4 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, was approximately 4.66%. Our notes payable have a weighted-average remaining term of 2.2 years.
The table below illustrates the impact on our estimated NAV per share if the discount rates our advisor used to value our notes payable were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated NAV per share if these discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Net Asset Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.04)	$0.04	$(0.04)	$0.04
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature, with the exception of (i) stockholder servicing fees payable, which is included in the calculation of the NAV based on amounts contractually due as of March 31, 2017 and not the amount accrued on our financial statements as amounts accrued for future periods would not be due and payable under a hypothetical liquidation of our assets and liabilities as of March 31, 2017 and (ii) estimated insurance receivables related to the Springmaid Beach Resort described below. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the valuation of the related asset or liability. Our advisor has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of determining our estimated NAV per share.

Insurance Receivable
In October 2016, one of our hotel properties, the Springmaid Beach Resort, sustained significant damage from Hurricane Matthew. Rooms have been and continue to be offline as of March 31, 2017. The pier was destroyed and certain restaurants and stores have been closed. Our insurance policy provides coverage for property damage and business interruption subject to a deductible of up to 3% of replacement cost per incident. As of March 31, 2017, we recorded a receivable for insurance proceeds of $4.5 million in accordance with GAAP. Under GAAP, insurance proceeds that ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized will be reflected as income in the period those amounts are received or when receipt is deemed probable to occur. Accordingly, the GAAP book value of the insurance receivable as of March 31, 2017 related to the hurricane damages is less than what we expect to recover from the insurance company. The estimated value of insurance receivable as of March 31, 2017 is based on the estimated replacement cost of the damages, the post-hurricane costs incurred and the amount of estimated business interruption losses, less any applicable insurance deductible and insurance proceeds received through March 31, 2017.
Limitations of Estimated Net Asset Value per Share
As mentioned above, we are providing this estimated NAV per share to assist broker dealers that participate in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated NAV per share of our common stock and this difference could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to our estimated NAV per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated NAV per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at our estimated NAV per share on a national securities exchange;

•	a third party would offer our estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated NAV per share; or

•	the methodology used to determine our estimated NAV per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of March 31, 2017. As of March 31, 2017, there were 14,797,382 and 8,622,239 shares of Class A and Class T common stock issued and outstanding, respectively. We did not make any adjustments to our estimated NAV subsequent to March 31, 2017, including adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to the capital raised during our offering stage, future investments, the performance of individual assets in our portfolio, the management of those assets, and the real estate and finance markets. Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. We expect to utilize our advisor and/or an independent valuation firm to update our estimated NAV per share annually. We cannot assure our stockholders that our estimated NAV per share will increase or that it will not decrease.

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
We currently expect our board of directors to authorize and declare cash distributions based on daily record dates and pay these distributions on a monthly basis. We expect that we will fund these cash distributions from interest income on our debt investments, rental and other income on our real property investments and to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. We may also utilize strategic refinancings to fund cash distributions for investments that have appreciated in value after our acquisition. Generally, our distribution policy is not to pay cash distributions from sources other than cash flow from operations, investment activities and strategic financings. However, we may fund cash distributions from any source and there are no limits to the amount of distributions that we may pay from any source, including proceeds from our initial public offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may pay distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third party borrowings to fund these distributions.
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

We have not established a minimum distribution level, and our charter does not require that we pay distributions to our stockholders. Distributions declared during 2017 and 2016, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$852	$960	$1,035	$1,073	$3,920
Distributions Declared Per Class A Share	$0.047	$0.048	$0.048	$0.048	$0.191
Distributions Declared Per Class T Share	$0.024	$0.024	$0.025	$0.025	$0.098
	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$93	$570	$1,513	$785	$2,961
Distributions Declared Per Class A Share	$0.008	$0.048	$0.098	$0.048	$0.202
Distributions Declared Per Class T Share	$—	$0.024	$0.074	$0.025	$0.123
The tax composition of our cash distributions paid during the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Ordinary Income	17%	—%
Return of Capital	83%	100%
Capital Gain	—%	—%
Total	100%	100%
Commencing March 2015, the Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock through December 31, 2017 as follows:

Year Ended December 31,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2015	0.100000 shares	765,604
2016	0.035003 shares	513,723
2017	0.020004 shares	493,463
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
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$13,524	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	2,132	Actual
Total expenses	$15,656
_____________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears. Our dealer manager will reallow all of the stockholder servicing fees paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of December 31, 2017, we had recorded approximately $1.7 million in stockholder servicing fees, which is the estimated amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering as of December 31, 2017.
(2) Organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) are capped at 1.0% of gross offering proceeds from the primary portion of our initial public offering.  KBS Capital Advisors and its affiliates are responsible for any organization and other offering costs related to the primary portion of our initial public offering that exceed this limit.  The amount included above represents our maximum liability for organization and other offering costs based on the 1.0% limit.  As of December 31, 2017, KBS Capital Advisors and its affiliates had incurred an additional $8.2 million in organization and other offering costs on our behalf in connection with our initial public offering.

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
As of December 31, 2017, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $553.4 million in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity, a leasehold interest through a joint venture to develop one retail property and one first mortgage, including $17.7 million of acquisition fees and closing costs and origination fees and expenses.
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
On February 11, 2016, we filed an amended registration statement on Form S-11 with the SEC to add a second class of common stock designated as Class T shares and to designate our currently outstanding common stock as Class A shares. Pursuant to the registration statement, as amended, effective February 17, 2016 through June 7, 2017, we offered Class A shares at a price of $10.00 per share and Class T shares at a price of $9.59 per share. Both classes of shares have discounts available to certain categories of purchasers. We also offered up to 76,366,006 in shares of our common stock pursuant to our dividend reinvestment plan: Class A shares at a price of $9.50 per share and Class T shares at a price of $9.12 per share. Effective June 8, 2017, Class A shares are being offered at $10.00 per share and Class T shares at $9.63 per share. We are offering to sell any combination of Class A and Class T shares in our primary offering and dividend reinvestment plan offering but in no event may we sell more than 180,000,000 of shares of our common stock pursuant to the offering. We reserve the right to reallocate shares between the primary offering and our dividend reinvestment plan offering. Based on our current estimates, we have allocated 103,633,994 and 76,366,006 shares of our common stock to our primary and dividend reinvestment plan offerings, respectively.
As of December 31, 2017, we had sold 11,490,987 and 10,778,153 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $216.3 million in our initial public offering, including 392,725 and 100,297 shares of Class A and Class T common stock under our dividend reinvestment plan, respectively, for aggregate gross offering proceeds of $4.6 million. As of December 31, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth above. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.
On February 20, 2018, our board of directors approved the termination of our primary public offering stage effective July 31, 2018. Subscriptions must be dated on or before July 31, 2018, and subscriptions and all related documents and funds must be received by us in good order no later than September 28, 2018.
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
We expect to update our estimated NAV per share annually.

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

•	Once we have established an estimated NAV per share (which occurred on June 6, 2017), the redemption price is the estimated NAV of the shares, as determined by our board of directors.
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
During the year ended December 31, 2017, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	(2)
February 2017	12,209	$8.88	(2)
March 2017	11,520	$9.36	(2)
April 2017	1,706	$9.15	(2)
May 2017	2,123	$9.58	(2)
June 2017	5,806	$8.52	(2)
July 2017	1,195	$8.37	(2)
August 2017	27,166	$8.64	(2)
September 2017	10,257	$8.59	(2)
October 2017	29,418	$8.52	(2)
November 2017	20,285	$8.37	(2)
December 2017	35,873	$8.45	(2)
	157,558
_____________________
(1) Pursuant to the program, as amended, we will redeem shares at the purchase prices described above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2017, we redeemed $1.4 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2017 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017 and $0.2 million remaining for Special Redemption, we have $2.6 million available for redemptions during 2018, subject to the limitations described above.

PART II

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2017, 2016, 2015, 2014 and 2013 and for the years ended December 31, 2017, 2016, 2015, 2014 and the period from July 3, 2013 to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data
Total real estate and real estate-related investments, net	$533,940	$320,765	$113,345	$43,374	$—
Total assets	582,515	383,214	139,729	57,873	724
Total notes payable, net	328,351	208,581	60,836	25,341	—
Total liabilities	360,606	221,125	67,895	27,215	642
Redeemable common stock	2,611	2,121	1,092	—	—
Total equity	219,298	159,968	70,742	30,658	82

	For the Years Ended December 31,				For the Period from July 3, 2013 to December 31, 2013
Operating data	2017	2016	2015	2014
Total revenues	$51,968	$31,320	$17,025	$184	$—
Class A Common Stock:
Net loss attributable to common stockholders	(1,483)	(5,490)	(1,922)	(2,218)	(59)
Net loss per common share - basic and diluted	(0.09)	(0.43)	(0.26)	(0.72)	(0.04)
Class T Common Stock:
Net loss attributable to common stockholders	(1,789)	(1,000)	(134)	(238)	(12)
Net loss per common share - basic and diluted	(0.19)	(0.45)	(0.40)	(0.72)	(0.04)
Other data
Cash flows provided by (used in) operating activities	$8,829	$704	$434	$(1,394)	$—
Cash flows used in investing activities	(203,399)	(221,728)	(69,467)	(43,358)	—
Cash flows provided by financing activities	182,497	242,784	80,598	57,840	513
Distributions declared	(3,920)	(1,027)	—	—	—
Distributions declared per common share - Class A	$0.191	$0.202	$0.120	$—	$—
Distributions declared per common share - Class T	$0.098	$0.123	$—	$—	$—
Stock dividends declared per common share	0.020	0.035	0.100	—	—
Weighted-average number of common shares outstanding, basic and diluted - Class A	15,830,559	12,892,471	7,288,276	3,086,363	1,607,099
Weighted-average number of common shares outstanding, basic and diluted - Class T	9,619,391	2,199,502	331,396	331,396	331,396

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On February 20, 2018, our board of directors approved the termination of our primary public offering stage effective July 31, 2018 (the “Offering Termination Date”). Subscriptions must be dated on or before July 31, 2018, and subscriptions and all related documents and funds must be received by us in good order no later than September 28, 2018.
We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of December 31, 2017, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of December 31, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction.
As of December 31, 2017, we had sold 11,490,987 and 10,778,153 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $216.3 million in our initial public offering, including 392,725 and 100,297 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $4.6 million. Also as of December 31, 2017, we had redeemed 207,324 and 21,758 shares of Class A and Class T common stock, respectively, for $1.9 million.
We sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on each of April 2, 2014 and July 31, 2014, we issued 120,106 shares of Class A common stock to an entity affiliated with two of our officers and affiliated directors for $1.0 million in separate private transactions exempt from the registration requirements of the Securities Act. On July 14, 2017, we issued 214,175 shares of Class A common stock to a business associate of two of our officers and affiliated director for $2.0 million in a separate private transaction exempt from the registration requirements of the Securities Act.

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
Market Outlook ─ Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations  in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness.  Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
Liquidity and Capital Resources
On January 7, 2015, we broke escrow in our initial public offering. We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We expect to obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2017, we had sold 11,490,987 and 10,778,153 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $216.3 million in our initial public offering. Additionally, we sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.
Regulatory developments related to the reporting of our estimated value per share under recently effective FINRA and NASD Conduct Rules, and changes to the definition of fiduciary under ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended may significantly affect our ability to raise substantial additional funds in the public offering.  See Part I, Item 1A “Risk Factors” herein. In addition, we have announced the termination of our primary public offering stage on July 31, 2018. If we are unable to raise substantially more funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether we are able to raise substantial funds in the initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
During the year ended December 31, 2017, we acquired two office properties. Our cash needs for these acquisitions were met primarily with proceeds from our initial public offering and debt financing. As of December 31, 2017, we had mortgage debt obligations in the aggregate principal amount of $332.0 million, with a weighted-average remaining term of 2.6 years. As of December 31, 2017, an aggregate amount of $34.0 million was available under our mortgage loans for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and expenses and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments include payments to the dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses, provided that no reimbursements made by us to our advisor or dealer manager may cause total organization and offering expenses incurred by us in connection with our initial public offering (including selling commissions, dealer manager fees, stockholder servicing fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our public offering as of the date of reimbursement. As of December 31, 2017, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $10.3 million. In addition, our advisor and its affiliates will reimburse us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of our initial public offering. Our advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the initial public offering. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of December 31, 2017, our advisor had incurred offering expenses on our behalf related to our private offering of $1.0 million, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. We will also continue to make payments to our dealer manager related to the stockholder servicing fees. Our currently effective advisory agreement expires August 12, 2018 and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
We elected to be taxed and to operate as a REIT beginning with our taxable year ended December 31, 2014. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2017 did not exceed the charter imposed limitation.

Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of December 31, 2017, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of December 31, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction. During the year ended December 31, 2017, net cash provided by operating activities was $8.8 million. We expect that our cash flows from operating activities will generally increase in future years as a result of owning the assets acquired during 2017 for an entire period, anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $203.4 million for the year ended December 31, 2017 and primarily consisted of the following:

•	Acquisition of two office properties for $193.1 million;

•	$9.7 million of improvements to real estate;

•	$5.6 million of payments for construction in progress; and

•	$5.1 million of proceeds from insurance claims.
Cash Flows from Financing Activities
Net cash provided by financing activities was $182.5 million for the year ended December 31, 2017 and consisted primarily of the following:

•	$118.2 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $120.0 million, partially offset by payments of deferred financing costs of $1.8 million;

•
$65.5 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs of $4.6 million;

•	$1.8 million of noncontrolling interest contributions;

•	$1.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.4 million;

•	$1.4 million of cash used for redemptions of common stock; and

•	$0.2 million of cash used for capital lease obligation payments.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds from our offering stage, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2017, our borrowings and other liabilities were approximately 61% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$332,035	$66,330	$171,535	$94,170	$—
Interest payments on outstanding debt obligations (2)	33,593	13,816	14,959	4,818	—
Stockholder servicing fee liability (3)	680	680	—	—	—
Capital lease obligations	57,476	650	1,315	1,670	53,841
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2017. We incurred interest expense of $11.2 million, excluding amortization of deferred financing costs of $1.6 million and unrealized loss on interest rate cap of $0.1 million and including interest capitalized of $4.1 million for the year ended December 31, 2017.
(3) Stockholder servicing fee is an annual fee of 1.0% of the purchase price per Class T share sold in our primary public offering for services rendered to Class T stockholders by the broker dealer of record after the initial sale of the Class T share. The stockholder servicing fee will accrue daily and be paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share. The amount shown is the amount estimated as payable as of December 31, 2017 based on the terms of the Class T shares.
In addition, as of December 31, 2017, we expect to incur approximately $13.3 million of development costs through 2018 related to 210 West 31st Street.
Results of Operations
Overview
As of December 31, 2016, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of December 31, 2016, we had entered into a joint venture to develop one retail property, which is currently under construction. As of December 31, 2017, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of December 31, 2017, we had entered into a joint venture to develop one retail property, which is currently under construction. We funded the acquisitions of these investments with proceeds from our terminated private offering, initial public offering and debt financing. Our results of operations for the year ended December 31, 2017 are not indicative of those in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to make future acquisitions of real estate and real estate-related investments. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2017 for an entire year and anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the year ended December 31, 2017 versus the year ended December 31, 2016
The following table provides summary information about our results of operations for the years ended December 31, 2017 and 2016 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Hotel revenues	$28,994	$24,807	$4,187	17%	$—	$4,187
Office revenues	15,607	5,224	10,383	199%	10,398	(15)
Apartment revenues	6,980	890	6,090	684%	6,090	—
Interest income from real estate loan receivable	387	399	(12)	(3)%	—	(12)
Hotel expenses	19,187	17,592	1,595	9%	—	1,595
Office expenses	5,372	1,378	3,994	290%	3,925	69
Apartment expenses	3,624	353	3,271	927%	3,271	—
Asset management fees to affiliate	2,775	1,340	1,435	107%	1,383	52
Real estate acquisition fees and expenses to affiliate	—	3,759	(3,759)	(100)%	(3,759)	—
Real estate acquisition fees and expenses	—	946	(946)	(100)%	(946)	—
General and administrative expenses	3,199	2,703	496	18%	n/a	n/a
Depreciation and amortization	14,429	7,848	6,581	84%	6,747	(166)
Interest expense	8,814	3,797	5,017	132%	4,992	25
Casualty-related income, net	1,614	1,394	220	16%	—	220
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 related to real estate acquired on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Hotel revenues increased from $24.8 million for the year ended December 31, 2016 to $29.0 million for the year ended December 31, 2017 primarily due to $5.8 million of business interruption insurance recovery, partially offset by the impact of Hurricane Matthew in October 2016, the result of which placed certain rooms at Springmaid Beach Resort out of service during the year ended December 31, 2017. We expect hotel revenues, excluding the impact of business interruption insurance recoveries, to increase in future periods as all of the rooms at the Springmaid Beach Resort have been fully restored and as a result of the ongoing improvements in connection with the re-branding strategy of our hotel properties.
Office revenues increased from $5.2 million for the year ended December 31, 2016 to $15.6 million for the year ended December 31, 2017 primarily as a result of the growth in our real estate portfolio. We expect office revenue to increase in future periods as a result of owning the office properties acquired in 2017 for an entire period and anticipated future acquisitions of office properties.
Apartment revenues increased from $0.9 million for the year ended December 31, 2016 to $7.0 million for the year ended December 31, 2017 as a result of owning the apartment property acquired in 2016 for an entire period. We expect apartment revenues to vary in future periods depending on occupancy rates and rental rates and whether or not we acquire any additional apartment properties.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at approximately $0.4 million for the years ended December 31, 2017 and 2016. On January 12, 2018, the real estate loan receivable was repaid in full.
Hotel expenses increased from $17.6 million for the year ended December 31, 2016 to $19.2 million for year ended December 31, 2017 primarily due to increased property taxes and increased sales and marketing costs in connection with the re-branding strategy of our hotel properties. Office expenses increased from $1.4 million for the year ended December 31, 2016 to $5.4 million for year ended December 31, 2017 primarily as a result of the growth in our real estate portfolio. Apartment expenses increased from $0.4 million for the year ended December 31, 2016 to $3.6 million as a result of owning the apartment property acquired in 2016 for an entire period. We expect total expenses to increase in future periods as a result of anticipated future acquisitions of real estate properties.

Asset management fees to affiliate increased from $1.3 million for the year ended December 31, 2016 to $2.8 million for year ended December 31, 2017 primarily as a result of growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of holding the real estate properties acquired in 2017 for an entire period, anticipated future acquisitions of real estate properties and any improvements we make to our properties. Approximately $22,000 of asset management fees incurred were payable as of December 31, 2017.
Real estate acquisition fees and expenses to affiliate and non-affiliates were $4.7 million for the year ended December 31, 2016. During the year ended December 31, 2017, we did not acquire any investments accounted for as business combinations. We adopted ASU No. 2017-01 for the reporting period beginning January 1, 2017. As a result of the adoption of ASU No. 2017-01, our acquisitions of real estate properties beginning January 1, 2017 qualified as asset acquisitions as opposed to business combinations. Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed. We do not expect to incur any significant real estate acquisition fees and expenses in future periods.
Depreciation and amortization expenses increased from $7.8 million for the year ended December 31, 2016 to $14.4 million for the year ended December 31, 2017 primarily due to the growth of our real estate portfolio, partially offset by the effect of fully amortized assets related to properties held throughout both periods. We expect depreciation and amortization expenses to increase in future periods as a result of holding the assets acquired in 2017 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $3.8 million for the year ended December 31, 2016 to $8.8 million for the year ended December 31, 2017 primarily due to increased borrowings in connection with our acquisition activity. Excluded from interest expense was $4.1 million and $0.4 million of interest capitalized to our construction in progress and capital lease obligations during the years ended December 31, 2017 and 2016, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Casualty-related income, net for the year ended December 31, 2017 was $1.6 million which relates to the insurance claim settlement in connection with the impact of Hurricane Matthew at the Springmaid Beach Resort. Casualty-related income, net for the year ended December 31, 2016 was $1.4 million and relates to property damages and insurance recoveries related to the impact of Hurricane Matthew at the Springmaid Beach Resort. To the extent that insurance proceeds ultimately exceeded the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess was reflected as income in the period those amounts were received or when receipt was deemed probable to occur.
Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015
The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions(1)	$ Change Due to Investments Held Throughout Both Periods(2)
	2016	2015
Hotel revenues	$24,807	$16,602	$8,205	49%	$7,905	$300
Office revenues	5,224	33	5,191	15,730%	5,191	—
Apartment revenues	890	—	890	n/a	890	—
Interest income from real estate loans receivable	399	390	9	2%	—	9
Hotel expenses	17,592	11,594	5,998	52%	5,346	652
Office expenses	1,378	7	1,371	19,586%	1,371	—
Apartment expenses	353	—	353	n/a	353	—
Asset management fees to affiliate	1,340	380	960	253%	863	97
Real estate acquisition fees and expenses to affiliate	3,759	995	2,764	278%	2,764	—
Real estate acquisition fees and expenses	946	1,253	(307)	(25)%	(307)	—
General and administrative expenses	2,503	2,427	76	3%	n/a	n/a
Depreciation and amortization	7,848	1,171	6,677	570%	5,732	945
Interest expense	3,797	1,199	2,598	217%	2,435	163
Casualty-related income, net	1,394	—	1,394	n/a	—	1,394

_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 related to real estate acquired on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
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
We believe that MFFO and Adjusted MFFO are helpful as measures of ongoing operating performance because they exclude costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition costs (to the extent that such costs have been recorded as operating expenses) from MFFO and Adjusted MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage.  MFFO and Adjusted MFFO also exclude non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO and Adjusted MFFO provide investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2017, 2016 and 2015 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2017	2016	2015
Net loss attributable to common stockholders	$(3,272)	$(6,490)	$(2,056)
Depreciation of real estate assets	9,039	5,151	998
Amortization of lease-related costs	5,390	2,697	173
Adjustments for noncontrolling interests (1)	(758)	(485)	(114)
FFO attributable to common stockholders (2)	10,399	873	(999)
Straight-line rent and amortization of above- and below-market leases	(2,802)	(773)	1
Amortization of discounts and closing costs	(58)	(70)	(62)
Unrealized losses on derivative instruments	175	97	71
Real estate acquisition fees to affiliate	—	3,759	995
Real estate acquisition fees and expenses	—	946	1,253
Adjustments for noncontrolling interests (1)	(21)	(82)	(107)
MFFO attributable to common stockholders (2)	7,693	4,750	1,152
Other capitalized operating expenses (3)	(641)	(180)	—
Casualty-related income, net (4)	(1,614)	(1,394)	—
Adjustments for noncontrolling interests - consolidated entity (1)	161	154	—
Adjusted MFFO attributable to common stockholders (2)	$5,599	$3,330	$1,152
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(2) FFO, MFFO and Adjusted MFFO includes $5.8 million of business interruption insurance recovery for the year ended December 31, 2017.
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
Through December 31, 2017, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on our behalf in connection with our initial public offering of approximately $10.3 million. As of December 31, 2017, we had recorded $13.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of December 31, 2017, we had recorded $2.1 million of other organization and offering expenses, which amounts represent our maximum liability for organization and other offering costs as of December 31, 2017 based on the 1.0% limitation described above.
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

Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow provided by operations during 2017 were as follows (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share(1) (2)	Distributions Declared Per Class T Share(1) (2)	Distributions Paid (3)			Cash Flows Provided by/(Used in) Operations
Period				Cash	Reinvested	Total
First Quarter 2017	$852	$0.047	$0.024	$320	$501	$821	$457
Second Quarter 2017	960	0.048	0.024	357	583	940	338
Third Quarter 2017	1,035	0.048	0.025	382	637	1,019	9,571
Fourth Quarter 2017	1,073	0.048	0.025	394	654	1,048	(1,537)
	$3,920	$0.191	$0.098	$1,453	$2,375	$3,828	$8,829
_____________________
(1) Distributions for the period from January 1, 2017 through December 31, 2017 were based on daily record dates and were calculated at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock.
(2) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2017, we paid aggregate distributions of $3.8 million, including 1.4 million distributions paid in cash and $2.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2017 was $3.3 million and cash flow provided by operations was $8.8 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $2.8 million of cash flow from operating activities and $1.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through December 31, 2017, we paid cumulative distributions of $7.5 million and our cumulative net loss during the same period was $14.3 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the year ended December 31, 2017, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 2% annualized stock dividend per share of common stock if paid each month for a year. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
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

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real estate subsidies & tax abatements	Remaining term of agreement
Furniture, fixtures & equipment	3-12 years
Real Estate Acquisition Valuation
As a result of our early adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis.  Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. We did not record any impairment losses on our real estate and related intangible assets during the years ended December 31, 2017, 2016 and 2015.
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

Construction in Progress
Direct investments in undeveloped land or development properties without leases in place at the time of acquisition are accounted for as an asset acquisition and not as a business combination.  Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition.  Additionally, during the time in which we are incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized. Once construction in progress is substantially completed, the amounts capitalized to construction in progress are transferred to land and buildings and improvements and are depreciated over their respective useful lives.
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
As of December 31, 2017 and 2016, there was no loan loss reserve and we did not record any impairment related to our real estate loan receivable. However, in the future, we may experience losses from our investment in loan receivable requiring us to record a loan loss reserve. Realized losses could be material and significantly exceed any recorded reserves.
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
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of March 5, 2018, we had sold 11,719,185 and 11,030,964 shares of Class A and Class T common stock, respectively, in our initial public offering for aggregate gross offering proceeds of $221.1 million. Included in these amounts were 443,593 and 122,861 shares of Class A and Class T common stock, respectively, sold under our dividend reinvestment plan for aggregate gross offering proceeds of $5.3 million.
Cash Distributions Paid
On January 4, 2018, we paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from December 1, 2017 through December 31, 2017. On February 1, 2018, we paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from January 1, 2018 through January 31, 2018. On March 1, 2018, we paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from February 1, 2018 through February 28, 2018. Distributions for the periods from December 1, 2017 through February 28, 2018 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On November 13, 2017, our board of directors authorized stock dividends for the months of December 2017 and January 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on December 31, 2017 and January 31, 2018, respectively.  We issued the December 2017 and January 2018 stock dividends, consisting of 46,544 and 46,917 shares, respectively, on January 5, 2018 and February 2, 2018, respectively.
On January 25, 2018, our board of directors authorized a stock dividend for the month of February 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on February 28, 2018.  We issued the February 2018 stock dividend, consisting of 47,324 shares, on March 2, 2018.
Distributions Declared
On January 25, 2018, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from March 1, 2018 through March 31, 2018, which we expect to pay in April 2018. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on January 25, 2018, our board of directors authorized a stock dividend for the month of March 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on March 31, 2018. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue the March 2018 stock dividend in April 2018.

On March 8, 2018, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from April 1, 2018 through April 30, 2018 and May 1, 2018 through May 31, 2018, which we expect to pay in May 2018 and June 2018, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on March 8, 2018, our board of directors authorized stock dividends for the months of April 2018 and May 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on April 30, 2018 and May 31, 2018, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue these stock dividends in May 2018 and June 2018, respectively.

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
The table below summarizes the book value and the interest rate of our loan receivable and outstanding principal balance and the weighted average interest rates for our notes payable for each category as of December 31, 2017 based on the maturity dates and the notional amount and average pay and receive rates of our derivative instrument as of December 31, 2017 based on maturity date (dollars in thousands):

	Maturity Date						Total Value or Notional Amount
	2018	2019	2020	2021	2022	Thereafter		Fair Value
Assets
Loan receivable, book value
Mortgage loan - fixed rate	$3,500	$—	$—	$—	$—	$—	$3,500	$3,500
Annual effective interest rate (1)	11.7%	—	—	—	—	—	11.7%
Derivative instrument
Interest rate caps, notional amount	$54,330	$81,235	$—	$—	$—	$—	$135,565	$13
Average interest strike rate (2)	3.0%	3.0%	—	—	—	—	3.0%
Liabilities
Notes Payable, principal outstanding
Variable rate	$66,330	$107,863	$63,342	$—	$94,500	$—	$332,035	$333,336
Average interest rate (3)	4.5%	5.0%	4.1%	—	3.1%	—	4.2%
Foreign currency forward contract, notional amount	$—	$—	$—	$2,100	$—	$—	$2,100	$79
Strike rate - USD - EUR	—	—	—	1.3	—	—	1.3
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2017 using the interest method, divided by the average amortized cost basis of the investments.
(2) The average interest strike rate represents the weighted-average cap on one-month LIBOR on the applicable notional amounts.
(3) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2017 is calculated as the actual interest rate in effect at December 31, 2017 (consisting of the contractual interest rate), using interest rate indices at December 31, 2017, where applicable.

As of December 31, 2017, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At December 31, 2017, the fair value and carrying value of our fixed rate real estate loan receivable was $3.5 million. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $332.0 million of variable rate debt outstanding. Based on interest rates as of December 31, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2018, interest expense on our variable rate debt would increase or decrease, respectively, by $3.3 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of December 31, 2017 was 11.7%.  The effective interest rate represents the effective interest rate as of December 31, 2017, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of December 31, 2017 was 4.2%.  The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of December 31, 2017 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the year ended December 31, 2017, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Keith D. Hall	Chief Executive Officer and Director	59
Peter McMillan III	Chairman of the Board, President and Director	60
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	40
Stacie K. Yamane	Chief Accounting Officer	53
John P. Joliet	Independent Director	48
Laurent Degryse	Independent Director	51
Kenneth G. Yee	Independent Director	58
_____________________
* As of March 1, 2018.
Keith D. Hall is our Chief Executive Officer and one of our directors, positions he has held since our formation in February 2013. He is also Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively. He is also an Executive Vice President of KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for these entities since June 2005, August 2007 and January 2010, respectively. From January 2015 until July 2017, Mr. Hall served as an Executive Vice President of KBS Growth & Income REIT. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. KBS Holdings is a sponsor of our company, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT, and KBS Growth & Income Venture Fund, Inc. (“KBS Growth & Income Venture Fund”) which were formed in 2013, 2005, 2007, 2009, 2008, 2009, 2015 and 2017, respectively. Mr. Hall is also a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.
Mr. Hall is affiliated with Willowbrook Capital Group, LLC, an asset management company. Prior to commencing his affiliation with Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.
Our board of directors has concluded that Mr. Hall is qualified to serve as one of our directors for reasons including his expertise in the real estate finance markets and his expertise with real estate-related investments. With over 30 years of experience investing in and managing real estate-related investments, Mr. Hall has the depth and breadth of experience to implement our business strategy. As our Chief Executive Officer and as an executive officer and principal of our advisor, Mr. Hall is able to direct our board of directors to the critical issues facing our company.
Peter McMillan III is our President, the Chairman of the Board and one of our directors, positions he has held since our formation in February 2013. He is also President, Chairman of the Board and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008. He is also an Executive Vice President, Treasurer, Secretary and a director of KBS REIT I, KBS REIT II and KBS REIT III, and an Executive Vice President of KBS Legacy Partners Apartment REIT, positions he has held for these entities since June 2005, August 2007, January 2010 and August 2009, respectively. Mr. McMillan served as an Executive Vice President, and as Treasurer, Secretary and a director of KBS Growth & Income REIT from January 2015 through February 2017. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. KBS Holdings is a sponsor of our company, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT and KBS Growth & Income Venture Fund, which were formed in 2013, 2005, 2007, 2009, 2008, 2009, 2015 and 2017, respectively. Mr. McMillan is also a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.

Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC, an asset management company. In addition, since November 2017, Mr. McMillan has served as Chairman and a director for Keppel-KBS US REIT Management Pte. Ltd., which is the manager of Keppel-KBS US REIT. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the board of directors of TCW Funds, Inc. and TCW Strategic Income Fund, Inc., is chairman of the board of trustees of TCW Alternative Funds and is a member of the board of trustees of Metropolitan West Funds.
Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors and the Chairman of the Board for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct our board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, TCW Mutual Funds, TCW Alternative Funds and Metropolitan West Funds and as a former director of Steinway Musical Instruments, Inc. and KBS Growth & Income REIT provide him with an understanding of the requirements of serving on a public company board and qualify him to serve as the chairman of our board of directors.
John P. Joliet is one of our independent directors, a position he has held since August 2017. He has been a Partner at American Discovery Capital, an independent merchant banking firm focused on principal investments in leading family-owned and middle-market companies in selected high-growth sectors, since he founded the company in 2016. Prior to founding American Discovery Capital Mr. Joliet was a Partner and Managing Director at Moelis & Company where he was responsible for leading the firm’s global investment banking activities in the Enterprise Software sector. Prior to joining Moelis &Co., Mr. Joliet spent ten years at UBS Investment Bank where he was a Managing Director and Global Head of Software Investment Banking, as well as the Head of the Los Angeles office. Mr. Joliet began his investment banking career with Donaldson, Lufkin & Jenrette (“DLJ”), and remained with DLJ until its sale to Credit Suisse in 2000. Before he began his investment banking career, Mr. Joliet spent four years as a consultant with Coopers & Lybrand in Boston, London UK, and Chicago, and was licensed as a Certified Public Accountant.
Mr. Joliet studied at the University of Pennsylvania’s Wharton School and the Ross School of Business at the University of Michigan,where he earned a Bachelor of Business Administration. He earned a Master of Business Administration, with honors, from the University of Chicago’s Booth School of Business.
Our board of directors has concluded that Mr. Joliet is qualified to serve as one of our independent directors for reasons including his nearly 25 years as an investment banker and corporate finance consultant. With his strong back ground in mergers and acquisitions and capital markets, he is well-positioned to advise the board with respect to strategic alternatives.
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

In addition, Mr. Degryse has served as the chairman of the board of SoftKinetic International SA since 2008. He is currently a director of Herpain Urbis Retail (since 2008) and previously served as a director of Herpain Urbis (from 2007 – 2013) and Herpain Enterprise (from 2008 – 2013). Herpain Urbis Retail, Herpain Urbis and Herpain Enterprise are related companies with expertise in real estate development and construction for office, residential and commercial real estate in Belgium. In addition, from March 2007 through March 2012 he served as a member of the supervisory board of Urbis SCA. Mr. Degryse is a member of the board of trustees and member of the finance and the audit committee of MOCA, the Museum of Contemporary Art in Los Angeles, California. Mr. Degryse is a graduate of the Solvay Business School at the University of Brussels, Belgium where he received a Master in Business Engineering.
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
Kenneth G. Yee is one of our independent directors and is the chairman of the audit committee, positions he has held since April 2017 and May 2017, respectively. He is also an independent director and chairman of the audit committee of KBS Strategic Opportunity REIT, positions he has held since April 2017 and May 2017, respectively. Since 2000, Mr. Yee has been the President and Chief Executive Officer of Ridgecrest Capital, Inc., a real estate financial advisory services and structured finance firm. Mr. Yee previously served in the same positions for Ridgecrest Capital, Inc. from 1992 to 1997. From 2007 to June 2011, Mr. Yee was also the managing director of Cappello Capital Corp., where he was responsible for sourcing, evaluating, structuring and placing transactions relating to domestic and international real estate equity and debt, and small and middle market corporate capital raising and mergers and acquisitions. Mr. Yee served as Senior Vice President of Acquisitions for Imperial Credit Commercial Mortgage Investment Corp from 1998 to 1999. From 1990 to 1991, Mr. Yee served as Vice President and Controller for Secured Capital Corp. (now known as Eastdil Secured LLC, a division of Wells Fargo), a real estate advisory and investment banking firm. Prior to that, he was a Vice President at Drexel Burnham Lambert from 1987 to 1990. From 1986 to 1987, Mr. Yee was an associate consultant for Kenneth Leventhal & Company, a real estate consulting and public accounting firm. Mr. Yee was a financial analyst with Deseret Pacific Mortgage from 1985 to 1986 and he was a senior accountant with Ernst & Whinney, a public accounting firm, from 1982 to 1985.
Mr. Yee received Bachelor of Science in Business Administration, Master of Business Administration and Master of Business Taxation degrees from the University of Southern California. He also received a Master of Science in Real Estate Development degree from the Massachusetts Institute of Technology and a Juris Doctor degree from the University of California, Los Angeles. Mr. Yee is a Chartered Financial Analyst, a Certified Public Accountant, a licensed attorney and a licensed real estate broker.
Our board of directors has concluded that Mr. Yee is qualified to serve as one of our independent directors and the chairman of the audit committee for reasons including his expertise with respect to real estate equity and debt transactions and accounting matters. With almost 25 years of experience with real estate equity and debt transactions, Mr. Yee is well-positioned to advise our board with respect to potential investment opportunities and investment management. In addition, with over 30 years of experience as a Certified Public Accountant, Mr. Yee provides our board of directors with substantial expertise regarding real estate accounting and financial reporting matters.
Jeffrey K. Waldvogel is our Chief Financial Officer, Treasurer and Secretary, positions he has held since June 2015. He is also the Chief Financial Officer of our advisor, KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for each of these entities since June 2015. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, positions he has held since June 2015. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income REIT, positions he has held since June 2015, April 2017 and April 2017, respectively. Mr. Waldvogel also is Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income Venture Fund, positions he has held since July 2017. Mr. Waldvogel is a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.
Mr. Waldvogel has been employed by an affiliate of our advisor since November 2010. With respect to the KBS-sponsored REITs advised by KBS Capital Advisors, he served as the Director of Finance and Reporting from July 2012 to June 2015 and as the VP Controller Technical Accounting from November 2010 to July 2012. In these roles Mr. Waldvogel was responsible for overseeing internal and external financial reporting, valuation analysis, financial analysis, REIT compliance, debt compliance and reporting, and technical accounting.
Prior to joining an affiliate of our advisor in 2010, Mr. Waldvogel was an audit senior manager at Ernst & Young LLP. During his eight years at Ernst & Young LLP, where he worked from October 2002 to October 2010, Mr. Waldvogel performed or supervised various auditing engagements, including the audit of financial statements presented in accordance with GAAP, as well as financial statements prepared on a tax basis. These auditing engagements were for clients in a variety of industries, with a significant focus on clients in the real estate industry.

In April 2002, Mr. Waldvogel received a Master of Accountancy Degree and Bachelor of Science from Brigham Young University in Provo, Utah. Mr. Waldvogel is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since our formation in February 2013. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT and KBS Growth & Income Venture Fund, positions she has held for these entities since October 2008, October 2008, October 2008, January 2010, August 2009, August 2009, January 2015 and July 2017, respectively. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008, she served as Controller of KBS REIT II; from October 2004 to October 2008, she served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I; and from June 2005 to October 2008 she served as Controller of KBS REIT I.
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
Prior to joining an affiliate of our advisor in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her almost 30 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The members of the audit committee are Kenneth G. Yee (chairman), Laurent Degryse and John P. Joliet. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and our board of directors has determined that Mr. Yee satisfies the SEC’s requirements for an “audit committee financial expert.”
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.kbssorii.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to the Section 16 reporting requirements filed the reports on a timely basis in 2017 except that one report on Form 3 of Kenneth Yee, one of our independent directors appointed on April 4, 2017, was inadvertently filed late on April 18, 2017.

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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2017.

Name	Fees Earned in 2017 or Paid in Cash (1)	All Other Compensation	Total
John P. Joliet (2)	$46,199	$—	$46,199
Laurent Degryse	110,833	—	110,833
Kenneth G. Yee (3)	67,667	—	67,667
William M. Petak (4)	61,134	—	61,134
Michael L. Meyer (5)	41,280	—	41,280
Peter McMillan (6)	—	—	—
Keith D. Hall (6)	—	—	—
_____________________
(1) Fees Earned in 2017 or Paid in Cash include meeting fees earned in: (i) 2016 but paid or reimbursed in 2017 as follows: Mr. Meyer $3,333, Mr. Degryse $3,333, and Mr. Petak $3,333; and (ii) 2017 and paid or to be paid in 2018 as follows: Mr. Joliet $5,333, Mr. Degryse $6,333, and Mr. Yee $3,333.
(2) Mr. Joliet was appointed to serve as a director in August 2017.
(3) Mr. Yee was appointed to serve as a director in April 2017.
(4) Mr. Petak resigned as a director in August 2017.
(5) Mr. Meyer resigned as a director in May 2017.
(6) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We will compensate each of our independent directors with an annual retainer of $40,000. In addition, we will pay independent directors for attending board and committee meetings as follows:

•	$2,500 in cash for each board meeting attended;

•	$2,500 in cash for each audit or conflicts committee meeting attended (except that the chairman of the committee is paid $3,000 for each audit or conflicts committee meeting attended);

•	$2,000 in cash for each teleconference board meeting attended; and

•
$2,000 in cash for each teleconference audit or conflicts committee meeting attended (except that the chairman of the committee is paid $3,000 for each teleconference audit or conflicts committee meeting attended.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 1, 2018, the amount of our Class A common stock and Class T common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of each of our Class A common stock and Class T common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner of Class A and Class T Shares, as indicated (1)	Amount and Nature of Beneficial Ownership of Class A Shares		Percent of all Class A Shares	Amount and Nature of Beneficial Ownership of Class T Shares	Percent of all Class T Shares
Millennium Trust Co LLC	—		—%	584,463	5.2%
Keith D. Hall, Chief Executive Officer and Director	322,028	(2)(3)	1.9%	—	—%
Peter McMillan III, Chairman of the Board, President and Director	322,028	(2)(3)	1.9%	—	—%
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—		—	—	—%
Stacie K. Yamane, Chief Accounting Officer	—		—	—	—%
John P. Joliet, Independent Director	—		—	—	—%
Laurent Degryse, Independent Director	—		—	—	—%
Kenneth G. Yee, Independent Director	—		—	—	—%
All directors and executive officers as a group	322,028	(2)(3)	1.9%	—	—%
_____________________
(1) The address of this beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) Includes 25,392 Class A shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Keith D. Hall and Peter McMillan III. None of the shares are pledged as security.
(3) Includes 296,636 Class A shares owned by Willowbrook Capital Group, an entity owned and controlled by Keith D. Hall and Peter McMillan III. None of the shares are pledged as security.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that Kenneth G. Yee, John P. Joliet and Laurent Degryse each satisfies the New York Stock Exchange independence standards. Kenneth G. Yee also serves as independent director of KBS Strategic Opportunity REIT. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.
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

Certain Transactions with Related Persons
As further described below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. KBS Holdings acts as our sponsor. KBS Holdings owns and controls our advisor, KBS Capital Advisors LLC, and the dealer manager for our public offering, KBS Capital Markets Group. Messrs. Hall and McMillan, two of our executive officers and our affiliated directors, jointly own one of the three entities that own our sponsor and indirectly have an ownership interest in KBS Capital Advisors and KBS Capital Markets Group.
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
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We initially entered our advisory agreement with our advisor on July 3, 2013 in connection with our private offering. On August 12, 2014, we amended and restated our advisory agreement in connection with the launch of our initial public offering. The agreement was amended and restated again in August 2015 in connection with renewing the term of the agreement for an additional year and to effect certain changes to the agreement previously in effect. On February 17, 2016, we amended and restated our advisory agreement to reflect certain changes to fees and expense reimbursements in connection with the offer and sale of Class T shares of common stock in our initial public offering. Our current advisory agreement has a one-year term expiring August 12, 2018, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. For the year ended December 31, 2016 and from January 1, 2017 through the most recent date practicable, which was January 31, 2018, we compensated our advisor as set forth below.

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
From January 1, 2016 through December 31, 2016 and from January 1, 2017 through January 31, 2018, no organization and offering expenses related to the private offering were incurred by our advisor on our behalf. From January 1, 2016 through December 31, 2016, our advisor incurred approximately $0.9 million of organization and offering expenses related to the public offering on our behalf and from January 1, 2017 through January 31, 2018, our advisor incurred approximately $0.9 million of organization and offering expenses related to the public offering on our behalf, of which $4.9 million was outstanding as of January 31, 2018.
In addition, through January 31, 2018, our advisor had incurred $31,000 in organization and offering costs on our behalf in connection with a proposed follow-on offering we filed with the SEC on August 10, 2017. As of January 31, 2018, we had not commenced the follow-on offering and therefore had not recorded any of these organization and offering expenses as they are subject to the 1.0% limitation described above.
We incur acquisition and origination fees payable to our advisor equal to a percentage of the cost of investments acquired or originated by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate investments. For investments acquired or originated with proceeds raised in our offerings on or prior to February 16, 2016, this percentage is 1.5%. For investments acquired or originated with proceeds raised in our initial public offering after February 16, 2016, this percentage is 2.6%. Acquisition and origination fees from January 1, 2016 through December 31, 2016 totaled approximately $5.0 million. Acquisition and origination fees from January 1, 2017 through January 31, 2018 totaled approximately $5.0 million, of which $76,000 was outstanding as of January 31, 2018.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2016 through December 31, 2016 and from January 1, 2017 through January 31, 2018, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the cost of our investments and (ii) 2.0% of the sum of the cost of our investments, less any debt secured by or attributable to the investments. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, including the cost of any subsequent development, construction or improvements to the property and including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor). The cost of the loans and any investments other than real property is calculated as the lesser of (x) the amount actually paid or allocated to acquire or fund the loan or other investment, including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor), and (y) the outstanding principal amount of such loan or other investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition fees paid or payable to our advisor), as of the time of calculation. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. From January 1, 2016 through December 31, 2016, our asset management fees totaled $1.4 million. From January 1, 2017 through January 31, 2018, our asset management fees totaled $3.2 million, of which $21,000 was outstanding as of January 31, 2018.

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and cybersecurity costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2016 through December 31, 2016, we had reimbursed our advisor for $0.4 million of operating expenses, including $0.4 million of employee costs. From January 1, 2017 through January 31, 2018, we had reimbursed our advisor for $0.4 million of operating expenses, including $0.4 million of employee costs. As of January 31, 2018, we had $0.1 million of operating expenses outstanding, including $70,000 of employee costs.
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
Our Relationship with KBS Capital Markets Group. We have been party to a dealer manager agreement with our dealer manager since the launch of our private offering on July 3, 2013. On August 12, 2014 we launched our initial public offering and entered a new dealer manager agreement with our dealer manager with respect to the public offering. Pursuant to the agreements and through February 16, 2017, our dealer manager was entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary initial public offering and our primary private offering (no selling commissions or dealer manager fees were payable with respect to sales under the dividend reinvestment plan). Effective February 17, 2016, our dealer manager is entitled to receive selling commissions of up to 6.5% of the purchase price for Class A shares of our common stock sold in the primary offering and up to 3.0% of the purchase price of our Class T shares of common stock sold in the primary offering, as well as a dealer manager fee of up to 2.0% of the purchase price of each class of shares of our common stock sold. All or a portion of the selling commissions are or were not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is or was payable with respect to certain volume discount sales. The dealer manager reallows or reallowed 100% of selling commissions to broker-dealers participating in our initial public offering. From its dealer manager fee, our dealer manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in select cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2016 through December 31, 2016, we incurred selling commissions of $3.7 million of which 100% was reallowed to participating broker-dealers. From January 1, 2017 through January 31, 2018, we incurred selling commissions of $2.5 million of which 100% was reallowed to participating broker dealers. From January 1, 2016 through December 31, 2016, we incurred dealer manager fees of $2.0 million, of which $1.1 million was reallowed by our dealer manager to participating broker-dealers. From January 1, 2017 through January 31, 2018, we incurred dealer manager fees of $1.4 million, of which $0.8 million was reallowed by our dealer manager to participating broker-dealers.
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
From January 1, 2016 through December 31, 2016, we had accrued approximately $0.5 million in stockholder servicing fees with respect to all Class T shares sold in the primary portion of our initial public offering. From January 1, 2017 through January 31, 2018, we had accrued approximately $1.2 million in stockholder servicing fees with respect to all Class T shares sold in the primary portion of our initial public offering, of which $0.6 million was outstanding as of January 31, 2018.
In addition to selling commissions, dealer manager fees and the stockholder servicing fee, and subject to the limitations on organization and offering expenses described above, we are also obligated to reimburse our dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These expenses include, among others, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, and meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers. We reimburse our dealer manager for such underwriting compensation incurred in connection with our public offering as discussed in the prospectus for our initial public offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. From January 1, 2016 through December 31, 2016, our dealer manager had incurred $2.2 million of expenses outstanding related to the public offering. From January 1, 2017 through January 31, 2018, our dealer manager had incurred $1.0 million of expenses outstanding related to the public offering.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2017, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2017 and 2016, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2017 and 2016, are set forth in the table below.

	2017	2016
Audit Fees	$602,500	$470,000
Audit-related fees	—	—
Tax fees	205,621	175,753
All other fees	285	285
Total	$808,406	$646,038

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
The following financial statement schedule is included herein at pages F-45 through F-46 of this report:
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

4.3	Fourth Amended and Restated Dividend Reinvestment Plan adopted May 18, 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 24, 2017

4.4	Amended and Restated Multiple Class Plan, effective as of May 18, 2017, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 24, 2017

10.1
Assignment and Assumption of Contract of Sale, by and between KBS Capital Advisors and KBS SOR II Oakland City Center, LLC, dated as of July 10, 2017, incorporated by reference to Exhibit 10.58 to the Company's Registration Statement on Form S-11 (No. 333-192331), filed August 10, 2017

10.2
Promissory Note, by KBS SOR II Oakland City Center, LLC for the benefit of Bank of America, National Association, dated August 18, 2017, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment no. 13 to the Company's Registration Statement on Form S-11, Commission File no. 333-192331, filed October 4, 2017

10.3
Loan Agreement, by and between KBS SOR II Oakland City Center, LLC and Bank of America, N.A., dated August 18, 2017, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment no. 13 to the Company's Registration Statement on Form S-11, Commission File no. 333-192331, filed October 4, 2017

10.4
Guaranty Agreement, by KBS SOR US Properties II LLC for the benefit of Bank of America, N.A., dated August 18, 2017, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment no. 13 to the Company's Registration Statement on Form S-11, Commission File no. 333-192331, filed October 4, 2017

10.5
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated August 12, 2017, incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, filed August 10, 2017

Ex.	Description
10.6
Contract of Sale, by and between City Center 505, LLC and KBS Capital Advisors LLC, dated as of June 30, 2017, incorporated by reference to Exhibit 10.57 to the Company's Registration Statement on Form S-11 (No. 333-192331), filed August 10, 2017

21.1
Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Post-Effective Amendment no. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-192331, dated October 4, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program adopted February 16, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed February 22, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Strategic Opportunity REIT II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT II, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2017-01

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses in 2017 due to the adoption of Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Irvine, California
March 9, 2018

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Real estate, net	$530,440	$317,323
Real estate loan receivable, net	3,500	3,442
Total real estate and real estate-related investments, net	533,940	320,765
Cash and cash equivalents	29,031	43,741
Restricted cash	6,022	3,385
Investment in unconsolidated entity	2,698	2,385
Rents and other receivables	3,265	2,388
Above-market leases, net	83	21
Prepaid expenses and other assets	7,476	10,529
Total assets	$582,515	$383,214
Liabilities and equity
Notes payable, net	$328,351	$208,581
Accounts payable and accrued liabilities	6,845	7,101
Due to affiliates	1,862	812
Distributions payable	366	274
Below-market leases, net	10,783	949
Other liabilities	12,399	3,408
Total liabilities	360,606	221,125
Commitments and contingencies (Note 13)
Redeemable common stock	2,611	2,121
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 16,888,940 and 14,074,793 shares issued and outstanding as of December 31, 2017 and 2016, respectively	169	140
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 11,031,895 and 6,046,591 shares issued and outstanding as of December 31, 2017 and 2016, respectively	110	61
Additional paid-in capital	245,077	176,021
Cumulative distributions and net losses	(39,657)	(27,817)
Accumulated other comprehensive income (loss)	202	(111)
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	205,901	148,294
Noncontrolling interests	13,397	11,674
Total equity	219,298	159,968
Total liabilities and equity	$582,515	$383,214
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Hotel revenues	$28,994	$24,807	$16,602
Office revenues	15,607	5,224	33
Apartment revenues	6,980	890	—
Interest income from real estate loan receivable	387	399	390
Total revenues	51,968	31,320	17,025
Expenses:
Hotel expenses	19,187	17,592	11,594
Office expenses	5,372	1,378	7
Apartment expenses	3,624	353	—
Asset management fees to affiliate	2,775	1,340	380
Real estate acquisition fees and expenses to affiliate	—	3,759	995
Real estate acquisition fees and expenses	—	946	1,253
General and administrative expenses	3,199	2,703	2,263
Depreciation and amortization	14,429	7,848	1,171
Interest expense	8,814	3,797	1,199
Total expenses	57,400	39,716	18,862
Other income:
Other interest income	514	227	52
Equity in income of unconsolidated entity	54	80	—
Casualty-related income, net	1,614	1,394	—
Total other income	2,182	1,701	52
Net loss before income taxes	(3,250)	(6,695)	(1,785)
Income tax (expense) benefit	(48)	200	(164)
Net loss	(3,298)	(6,495)	(1,949)
Net loss (income) attributable to noncontrolling interest	26	5	(107)
Net loss attributable to common stockholders	$(3,272)	$(6,490)	$(2,056)

Class A Common Stock:
Net loss attributable to common stockholders	$(1,483)	$(5,490)	$(1,922)
Net loss per common share, basic and diluted	$(0.09)	$(0.43)	$(0.26)
Weighted-average number of common shares outstanding, basic and diluted	15,830,559	12,892,471	7,288,276

Class T Common Stock:
Net loss attributable to common stockholders	$(1,789)	$(1,000)	$(134)
Net loss per common share, basic and diluted	$(0.19)	$(0.45)	$(0.40)
Weighted-average number of common shares outstanding, basic and diluted	9,619,391	2,199,502	331,396
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(3,298)	$(6,495)	$(1,949)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	313	(111)	—
Total other comprehensive income (loss)	313	(111)	—
Total comprehensive loss	(2,985)	(6,606)	(1,949)
Total comprehensive loss (income) attributable to noncontrolling interests	26	5	(107)
Total comprehensive loss attributable to common stockholders	$(2,959)	$(6,601)	$(2,056)
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2014	3,893,812	$39	—	$—	$31,489	$(2,527)	$—	$29,001	$1,657	$30,658
Issuance of common stock	4,959,727	49	—	—	48,924	—	—	48,973	—	48,973
Transfers to redeemable common stock	—	—	—	—	(1,092)	—	—	(1,092)	—	(1,092)
Stock distribution declared	765,604	8	—	—	7,648	(7,656)	—	—	—	—
Distributions declared	—	—	—	—	—	(1,027)	—	(1,027)	—	(1,027)
Sales commissions and dealer manager fees to affiliate	—	—	—	—	(4,055)	—	—	(4,055)	—	(4,055)
Other offering costs	—	—	—	—	(3,292)	—	—	(3,292)	—	(3,292)
Net (loss) income	—	—	—	—	—	(2,056)	—	(2,056)	107	(1,949)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	2,532	2,532
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(6)	(6)
Balance, December 31, 2015	9,619,143	$96	—	$—	$79,622	$(13,266)	$—	$66,452	$4,290	$70,742
Net loss	—	—	—	—	—	(6,490)	—	(6,490)	(5)	(6,495)
Other comprehensive loss	—	—	—	—	—	—	(111)	(111)	—	(111)
Issuance of common stock	4,104,345	41	5,955,697	60	97,308	—	—	97,409	—	97,409
Stock distribution declared	422,829	4	90,894	1	5,095	(5,100)	—	—	—	—
Redemptions of common stock	(71,524)	(1)	—	—	(590)	—	—	(591)	—	(591)
Transfers to redeemable common stock	—	—	—	—	(1,029)	—	—	(1,029)	—	(1,029)
Distributions declared	—	—	—	—	—	(2,961)	—	(2,961)	—	(2,961)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(6,213)	—	—	(6,213)	—	(6,213)
Reduction of other offering costs	—	—	—	—	1,828	—	—	1,828	—	1,828
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	7,389	7,389
Balance, December 31, 2016	14,074,793	$140	6,046,591	$61	$176,021	$(27,817)	$(111)	$148,294	$11,674	$159,968
Net loss	—	—	—	—	—	(3,272)	—	(3,272)	(26)	(3,298)
Other comprehensive income	—	—	—	—	—	—	313	313	—	313
Issuance of common stock	2,641,090	27	4,822,456	48	71,841	—	—	71,916	—	71,916
Stock distribution declared	308,857	3	184,606	2	4,643	(4,648)	—	—	—	—
Redemptions of common stock	(135,800)	(1)	(21,758)	(1)	(1,357)	—	—	(1,359)	—	(1,359)
Transfers to redeemable common stock	—	—	—	—	(490)	—	—	(490)	—	(490)
Distributions declared	—	—	—	—	—	(3,920)	—	(3,920)	—	(3,920)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,913)	—	—	(4,913)	—	(4,913)
Other offering costs	—	—	—	—	(668)	—	—	(668)	—	(668)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	1,774	1,774
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(25)	(25)
Balance, December 31, 2017	16,888,940	$169	11,031,895	$110	$245,077	$(39,657)	$202	$205,901	$13,397	$219,298
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(3,298)	$(6,495)	$(1,949)
Adjustment to reconcile net loss to net cash provided by operating activities
Equity in income of unconsolidated entity	(54)	(80)	—
Distribution of earnings from unconsolidated joint venture	54	80	—
Loss due to property damages	—	3,257	—
Casualty-related income, net	(1,614)	(1,394)	—
Depreciation and amortization	14,429	7,848	1,171
Noncash interest income on real estate-related investment	(58)	(70)	(62)
Deferred rents	(774)	(293)	—
Bad debt expense	152	—	—
Amortization of above- and below-market leases, net	(2,028)	(480)	1
Amortization of deferred financing costs	910	565	240
Unrealized loss on derivative instruments	175	97	71
Changes in operating assets and liabilities:
Rents and other receivables	(804)	(1,784)	(249)
Prepaid expenses and other assets	2,123	(7,322)	10
Accounts payable and accrued liabilities	(783)	4,289	1,655
Due to affiliates	27	(97)	(565)
Other liabilities	372	2,583	111
Net cash provided by operating activities	8,829	704	434
Cash Flows from Investing Activities:
Acquisitions of real estate	(193,146)	(203,982)	(63,995)
Improvements to real estate	(9,744)	(16,933)	(5,357)
Payments for construction in progress	(5,575)	(51)	—
Investment in unconsolidated entity	—	(2,495)	—
Proceeds from insurance claim	5,080	1,880	—
Purchase of interest rate cap	(14)	(147)	(40)
Franchise fee agreement	—	—	(75)
Net cash used in investing activities	(203,399)	(221,728)	(69,467)
Cash Flows from Financing Activities:
Proceeds from notes payable	120,025	150,250	35,760
Payments of deferred financing costs	(1,782)	(3,127)	(509)
Capital lease obligation payments	(166)	—	—
Proceeds from issuance of common stock	70,090	95,779	48,381
Payments to redeem common stock	(1,359)	(591)	—
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	(4,607)	(5,839)	(4,055)
Payments of other offering costs	—	(20)	(1,070)
Distributions paid	(1,453)	(1,057)	(435)
Noncontrolling interest contributions	1,774	7,389	2,532
Distributions to noncontrolling interest	(25)	—	(6)
Net cash provided by financing activities	182,497	242,784	80,598
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,073)	21,760	11,565
Cash, cash equivalents and restricted cash, beginning of period	47,126	25,366	13,801
Cash, cash equivalents and restricted cash, end of period	$35,053	$47,126	$25,366
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $4,075, $386 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively	$6,390	$2,479	$779
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,375	$1,630	$592
Increase in accrued improvements to real estate	$307	$—	$1,766
Increase in other offering costs due to affiliates	$668	$374	$2,222
Increase in acquisition fees capitalized due to affiliates	$49	$—	$—
Reversal of accrued organization and offering expenses due to affiliates	$—	$(2,222)	$—
Increase in stockholder servicing fees due to affiliate	$306	$374	$—
Stock dividends issued	$4,648	$5,100	$7,656
Increase in distributions payable	$92	$274	$—
Foreign currency translation gain on investment in unconsolidated entity	$313	$111	$—
Increase in construction in progress interest payable	$224	$172	$—
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The Company expects to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of December 31, 2017, the Company had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of December 31, 2017, the Company had entered into a joint venture to develop one retail property, which is currently under construction.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

On January 7, 2015, the Company broke escrow in the Public Offering and through December 31, 2017, the Company had sold 11,490,987 and 10,778,153 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $216.3 million, including 392,725 and 100,297 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $4.6 million. Also as of December 31, 2017, the Company had redeemed 207,324 and 21,758 shares of Class A and Class T common stock, respectively, for $1.9 million.
On each of April 2, 2014 and July 31, 2014, the Company issued 120,106 shares of Class A common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of the Company’s directors and the Company’s Chief Executive Officer, and Peter McMillan III, also one of the Company’s directors and the Company’s President, for $1.0 million. On July 14, 2017, the Company issued 214,175 shares of Class A common stock to a business associate of Keith D. Hall and Peter McMillan III for approximately $2.0 million. The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.
On February 20, 2018, the Company’s board of directors approved the termination of the primary Public Offering effective July 31, 2018. Subscriptions must be dated on or before July 31, 2018, and subscriptions and all related documents and funds must be received by the Company in good order no later than September 28, 2018.

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
December 31, 2017

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
The Company leases apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. The Company recognizes rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is reasonably assured.
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
December 31, 2017

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

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real estate subsidies & tax abatements	Remaining term of agreement
Furniture, fixtures & equipment	3-12 years
Real Estate Acquisition Valuation
As a result of the Company’s early adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment losses on its real estate and related intangible assets during the years ended December 31, 2017, 2016 and 2015.
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
Construction in Progress
Direct investments in undeveloped land or development properties without leases in place at the time of acquisition are accounted for as an asset acquisition and not as a business combination.  Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition.  Additionally, during the time in which the Company is incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized. Once construction in progress is substantially completed, the amounts capitalized to construction in progress are transferred to land and buildings and improvements and are depreciated over their respective useful lives.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
As of December 31, 2017 and 2016, there was no loan loss reserve and the Company did not record any impairment related to its real estate loan receivable for the years ended December 31, 2017, 2016 and 2015. However, in the future, the Company may experience losses from its investment in loan receivable requiring the Company to record a loan loss reserve. Realized losses could be material and significantly exceed any recorded reserves.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could significantly differ from estimated amounts.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2017. The Company mitigates this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.
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
December 31, 2017

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
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
December 31, 2017

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
December 31, 2017

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

Pursuant to the Share Redemption Program, unless the shares were redeemed in connection with a Special Redemption, the price at which the Company redeemed the shares through the May 2017 redemption date was as follows:

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
Special redemptions through the May 2017 redemption date were redeemed at the price paid to acquire the shares from the Company.
Notwithstanding the foregoing, stock dividends were initially redeemed at the “net investment amount” per share, which was based on the “amount available for investment/net investment amount” percentage shown in the Company’s estimated use of proceeds table in the prospectus for the Public Offering. For each class of shares, this amount was initially equal to $9.01 per share for redemptions of shares received as a result of a stock dividend.
On June 6, 2017, the Company established an estimated net asset value (“NAV”) per share of common stock of $9.05. Effective for the June 30, 2017 redemption date, unless the shares are being redeemed in connection with a Special Redemption, the price at which the Company will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of the Company’s most recent NAV per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of the Company’s most recent NAV per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of the Company’s most recent NAV per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of the Company’s most recent NAV per share as of the applicable redemption date.
Special Redemptions are made at a price per share equal to the most recent NAV per share as of the applicable redemption date.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
There is no one-year requirement for Special Redemptions.
The board may amend, suspend or terminate the Share Redemption Program upon 30 days’ notice to stockholders, provided that the Company may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice.
The Company records amounts that are redeemable under the Share Redemption Program as redeemable common stock in its consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s Share Redemption Program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. Notwithstanding the foregoing, the Share Redemption Program provides up to $500,000 in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a Special Redemption. For purposes of determining the amount of funds available for redemption under the Share Redemption Program, redemptions for a Special Redemption are to be made first from this $500,000. However, because the amounts that can be redeemed is determinable and only contingent on an event that is likely to occur (e.g., the passage of time) the Company presents the net proceeds from the current year and prior year dividend reinvestment plan plus the remaining balance of the $500,000 available for Special Redemption, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.
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
Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017 and the $0.2 million remaining for Special Redemption, the Company has $2.6 million available for all redemptions in 2018, including shares that are redeemed in connection with a Special Redemption.
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
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive fees payable to the Advisor through December 31, 2017.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
Acquisition and Origination Fees
The Company pays the Advisor acquisition and origination fees equal to a percentage of the cost of investments acquired or originated by the Company, or the amount to be funded by the Company to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition. For investments acquired or originated with proceeds raised in the Private Offering or Public Offering on or prior to February 16, 2016, this percentage was 1.5%. For investments acquired or originated with proceeds raised in the Public Offering after February 16, 2016, this percentage is 2.6%.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
December 31, 2017

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
Foreign Currency Translation
The Company has a participating loan facility funded in Euros which is accounted for under the equity method of accounting and recorded as an investment in unconsolidated entity in the accompanying balance sheets. The Company’s reporting currency is the U.S. dollar, however the functional currency of the unconsolidated entity is the Euro. At the end of each reporting period, before determining the Company’s share of its equity investment, the results of operations of the unconsolidated entity is translated into U.S. dollars using the average currency rates of exchange in effect during the period, and the assets and the liabilities of the unconsolidated entity are translated using the currency exchange rate in effect at the end of the period. The resulting foreign currency translation adjustment is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of equity.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2017. As of December 31, 2017, returns for the calendar year 2013 through 2016 remain subject to examination by major tax jurisdictions.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The Company’s hotel properties are leased to wholly-owned taxable REIT subsidiaries, which in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotels.  Lease revenue generated from the taxable REIT subsidiary is eliminated in consolidation. During the year ended December 31, 2017, the Company’s taxable REIT subsidiaries incurred net taxable income, resulting in $48,000 of estimated income tax expense on the accompanying consolidated statements of operations. During the year ended December 31, 2016, the Company’s taxable REIT subsidiaries incurred net taxable loss, resulting in $0.2 million of estimated income tax benefit on the accompanying consolidated statements of operations. During the year ended December 31, 2015, the Company’s taxable REIT subsidiaries incurred net taxable income, resulting in $0.2 million of estimated income tax expense on the accompanying consolidated statements of operations.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2017, 2016 and 2015. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
Commencing March 2015, the Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock through December 31, 2017 as follows:

Year Ended December 31,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2015	0.100000 shares	765,604
2016	0.035003 shares	513,723
2017	0.020004 shares	493,463
_____________________
(1) Amount declared per share outstanding includes one-time stock dividends, quarterly dividends and monthly dividends and assumes each share was issued and outstanding for the entire periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Until the Company established a NAV per share of common stock on June 6, 2017, for the purpose of calculating the dollar amount of the Class A and Class T stock dividends issued, the Company used the Class A and Class T primary offering price at the time of issuance.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Cash distributions declared per share of Class A common stock were $0.191, $0.202 and $0.120 for the years ending December 31, 2017, 2016 and 2015, respectively. Cash distributions declared per share of Class T common stock were $0.098 and $0.123 for the years ending December 31, 2017 and 2016. The declared rate of cash distributions for Class T Shares is different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of Class A common stock assumes each share was issued and outstanding each day that was a record date during the years ending December 31, 2017, 2016 and 2015. Distributions declared per share of Class T common stock assumes each share was issued and outstanding each day that was a record date from March 2, 2016 through December 31, 2017. Each day during the period from March 1, 2016 through December 31, 2017 was a record date for distributions. Distributions for March 1, 2016 through March 31, 2016 were calculated based on stockholders of record each day during the period at a rate of $0.00026202 per share per day; April 1, 2016 through December 31, 2016 were calculated based on stockholders of record each day during the period at a rate of $0.00052404 per share per day; and January 1, 2017 through December 31, 2017 were calculated based on stockholders of record each day during the period at a rate of $0.00052548 per share per day, all of which were reduced by the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. On September 27, 2016, the Company’s board of directors declared a one-time cash distribution in the amount of $0.05 per share on the outstanding shares of all classes of common stock to stockholders of record as of the close of business on September 27, 2016. On December 10, 2015, the Company’s board of directors also declared a cash distribution in the amount of $0.12 per share of Class A common stock to stockholders of record as of the close of business on December 16, 2015. The Company paid this distribution on December 18, 2015.
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

	Years Ended December 31,
	2017	2016	2015

Net loss attributable to common stockholders	(3,272)	(6,490)	(2,056)
Less: Class A Common Stock cash distributions declared	2,991	2,582	1,027
Less: Class T Common Stock cash distributions declared	929	377	—
Undistributed net loss attributable to common stockholders	$(7,192)	$(9,449)	$(3,083)

Class A Common Stock:
Undistributed net loss attributable to common stockholders	(4,474)	(8,072)	(2,949)
Class A Common Stock cash distributions declared	2,991	2,582	1,027
Net loss attributable to common stockholders	$(1,483)	$(5,490)	$(1,922)
Net loss per common share, basic and diluted	$(0.09)	$(0.43)	$(0.26)
Weighted-average number of common shares outstanding, basic and diluted	15,830,559	12,892,471	7,288,276

Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(2,718)	$(1,377)	$(134)
Class T Common Stock cash distributions declared	929	377	—
Net loss attributable to common stockholders	$(1,789)	$(1,000)	$(134)
Net loss per common share, basic and diluted	$(0.19)	$(0.45)	$(0.40)
Weighted-average number of common shares outstanding, basic and diluted	9,619,391	2,199,502	331,396

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
Recently Issued Accounting Standards Updates
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In addition, the standard provided guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers upon transfer of control. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which deferred the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company elected to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption, January 1, 2018. Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that are not completed as of January 1, 2018. A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that are not completed as of January 1, 2018.
The primary source of revenue for the Company's office and apartment properties is generated through leasing arrangements, which are excluded from this standard.
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that may be impacted by the new standard include other operating income and tenant reimbursements for substantial services earned at its properties and hotel revenues.
Based on the Company’s evaluation of its contracts in scope of ASU No. 2014-09, the adoption of the new revenue recognition standard is not expected to have a material impact to the Company’s financial statements on January 1, 2018.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires lessors to identify lease and non-lease components under their leasing arrangements and allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. Non-lease components will be subject to the new revenue recognition standard upon the Company’s adoption of the new leasing standard on January 1, 2019. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In January 2018, the FASB issued a proposed amendment to the leases ASU, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also proposed a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements and if adopted by the FASB, applying the transition option and electing the practical expedient of the proposed amendment.
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
December 31, 2017

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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2017, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Capital Lease Obligation	Property Tax Abatement	Total Purchase Price
Oakland City Center	Oakland	CA	08/18/2017	$22,150	$136,544	$11,951	$—	$(11,872)	$—	$—	$158,773
Grace Court	Phoenix	AZ	10/03/2017	10,540	19,884	2,800	72	—	(1,863)	2,940	34,373
				$32,690	$156,428	$14,751	$72	$(11,872)	$(1,863)	$2,940	$193,146
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Property Tax Abatement
Oakland City Center	4.8	—	4.7	—
Grace Court	6.7	5.8	—	5.9
The Company recorded these acquisitions as asset acquisitions. Included in the total purchase price above for Oakland City Center and Grace Court was $6.5 million of capitalized acquisition costs.

4.	REAL ESTATE
As of December 31, 2017, the Company’s real estate portfolio was composed of two hotel properties, four office properties and one apartment building. In addition, the Company has entered into a joint venture to develop one retail property, which is currently under construction. The following table summarizes the Company’s real estate as of December 31, 2017 and 2016, respectively (in thousands):

	December 31, 2017	December 31, 2016
Land	$104,138	$71,448
Buildings and improvements	362,210	196,050
Construction in progress	63,732	50,452
Tenant origination and absorption costs	19,006	6,226
Total real estate, cost	549,086	324,176
Accumulated depreciation and amortization	(18,646)	(6,853)
Total real estate, net	$530,440	$317,323

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The following table provides summary information regarding the Company’s real estate as of December 31, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$31,744	$—	$59,182	$(4,323)	$54,859	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	52,921	—	54,153	(3,850)	50,303	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	11,647	604	14,101	(1,112)	12,989	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	33,828	3,845	52,379	(3,725)	48,654	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	75,504	—	101,726	(2,120)	99,606	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Retail	—	63,732	—	63,732	—	63,732	80.0%
Oakland City Center	08/18/2017	Oakland	CA	Office	22,150	136,676	11,757	170,583	(3,154)	167,429	100.0%
Grace Court (3)	10/03/2017	Phoenix	AZ	Office	10,540	19,890	2,800	33,230	(362)	32,868	90.0%
					$104,138	$425,942	$19,006	$549,086	$(18,646)	$530,440
_____________________
(1) Building and improvements includes construction in progress.
(2) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114. As of December 31, 2017, the capital lease had a carrying value of $7.2 million included in construction in progress.
(2) The Company acquired the rights to leasehold interests with respect to this property.
Hotel Properties
As of December 31, 2017, the Company owned two hotel properties. The following table provides detailed information regarding the Company's hotel revenues and expenses for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Hotel revenues:
Room	$17,216	$18,208	$11,130
Food, beverage and convention services	3,761	3,164	2,413
Campground	1,127	1,081	1,031
Other (1)	6,890	2,354	2,028
Hotel revenues	$28,994	$24,807	$16,602

Hotel expenses:
Room	$4,759	$4,782	$2,693
Food, beverage and convention services	3,179	2,905	1,880
General and administrative	2,357	2,297	1,412
Sales and marketing	2,642	1,768	896
Repairs and maintenance	1,815	1,765	1,453
Utilities	1,033	974	854
Property taxes and insurance	1,799	1,435	990
Other	1,603	1,666	1,416
Hotel expenses	$19,187	$17,592	$11,594
_____________________
(1) Hotel revenues - other includes $5.8 million of business interruption insurance recovery for the year ended December 31, 2017.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Springmaid Beach Resort
Springmaid Beach Resort sustained significant damage from Hurricane Matthew in October 2016, which resulted in a number of rooms being offline during the year ended December 31, 2017. As of December 31, 2017, no rooms remain out of service. The pier was destroyed and certain restaurants and stores have been closed. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to 3% of replacement cost per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss for the damaged assets' net book value of $3.7 million during the year ended December 31, 2016, which was reduced by $3.7 million of estimated insurance recovery since the Company determined that it was probable of receipt. While the Company's insurance recovery is subject to a deductible, the Company did not recognize a loss as the estimated insurance recovery based on fair value (or replacement cost) exceeds the net book value of the damaged assets plus the deductible amount, which is estimated to be approximately $2.5 million.
As of December 31, 2016, the Company had received $2.0 million of insurance proceeds for property damages and recorded a receivable of $6.2 million for estimated insurance recoveries as prepaid expenses and other assets on the accompanying consolidated balance sheets for the related damages mentioned above. In September 2017, the Company reached a final settlement with the insurance company and during the year ended December 31, 2017, the Company received an aggregate of $8.2 million for the property damages sustained as a result of Hurricane Matthew. Also during the year ended December 31, 2017, the Company received $5.8 million of business interruption insurance recovery which is included in hotel revenues on the accompanying consolidated statements of operations. During the years ended December 31, 2017 and 2016, the Company recorded $1.6 million and $1.4 million of gain for casualty-related income, net, respectively, on the accompanying consolidated statements of operations.
To the extent that insurance proceeds ultimately exceeded the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess was reflected as income in the period those amounts were received or when receipt was deemed probable to occur.
Office Properties
As of December 31, 2017, the Company owned four office properties encompassing in the aggregate 862,266 rentable square feet which were 74% occupied. The following table provides detailed information regarding the Company's office revenues and expenses for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Office revenues:
Rental income	$14,332	$4,985	$32
Tenant reimbursements and other income	1,275	239	1
Office revenues	$15,607	$5,224	$33

Office expenses:
Operating, maintenance, and management	$3,636	$879	$5
Real estate taxes and insurance	1,736	499	2
Office expenses	$5,372	$1,378	$7

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2017, the leases had remaining terms, excluding options to extend, of up to 10.7 years with a weighted-average remaining term of 4.0 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million and $0.7 million as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

2018	$20,693
2019	19,431
2020	16,126
2021	13,332
2022	10,227
Thereafter	17,838
$97,647
As of December 31, 2017, the Company’s commercial real estate properties were leased to approximately 100 tenants over a diverse range of industries and geographic areas. As of December 31, 2017, the highest tenant industry concentrations (greater than 10% of annualized base rent) in the Company's portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	11	$3,482	14.8%
Public Administration (Government)	6	3,168	13.4%
Professional, Scientific and Legal	13	3,019	12.8%
Other Services	11	2,751	11.7%
		$12,420	52.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Apartment Property
As of December 31, 2017, the Company owned one apartment property with 292 units which was 85% occupied. The following table provides detailed information regarding the Company's apartment revenues and expenses for the years ended December 31, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2017	2016
Apartment revenues:
Rental income	$6,515	$853
Tenant reimbursements and other income	465	37
Apartment revenues	$6,980	$890

Apartment expenses:
Operating, maintenance, and management	$2,278	$174
Real estate taxes and insurance	1,346	179
Apartment expenses	$3,624	$353
Geographic Concentration Risk
As of December 31, 2017, the Company’s real estate investments in California and New York represented 54.2% and 10.9%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New York real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2017 and 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Cost	$19,006	$6,226	$99	$27	$(12,869)	$(1,445)
Accumulated Amortization	(3,473)	(1,278)	(16)	(6)	2,086	496
Net Amount	$15,533	$4,948	$83	$21	$(10,783)	$(949)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Amortization	$(3,892)	$(1,611)	$(11)	$(10)	$(16)	$(1)	$2,038	$496	$—

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2017 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2018	$(4,512)	$(19)	$3,435
2019	(3,506)	(18)	2,671
2020	(2,565)	(15)	1,750
2021	(1,815)	(12)	973
2022	(1,181)	(12)	744
Thereafter	(1,954)	(7)	1,210
	$(15,533)	$(83)	$10,783
Weighted-Average Remaining Amortization Period	4.8 years	5.1 years	4.5 years
As of December 31, 2017 and 2016, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.4 million and $2.5 million, respectively, which is amortized on a straight line basis over 31.8 years. During the years ended December 31, 2017 and 2016, the Company recorded amortization expense of $0.1 million and $10,000, respectively, related to the housing subsidy intangible asset.
Additionally, as of December 31, 2017, the Company had recorded a property tax abatement intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.8 million, which is amortized on a straight line basis over a range of 0.7 to 6.6 years. During the year ended December 31, 2017, the Company recorded amortization expense of $0.1 million related to the property tax abatement intangible asset.

6.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2017, the Company had originated one real estate loan receivable as follows (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2017	Book Value as of December 31, 2017	Book Value as of December 31, 2016 (1)	Contractual Interest Rate (2)	Annualized Effective Interest Rate (2)	Maturity Date (3)
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$3,500	$3,500	$3,442	9.25%	11.68%	01/01/2018
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2017, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of December 31, 2017.
(3) On January 12, 2018, the real estate loan receivable was repaid in full.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2017 (in thousands):

Real estate loan receivable - December 31, 2016	$3,442
Amortization of closing costs and origination fees on real estate loan receivable	58
Real estate loan receivable - December 31, 2017	$3,500

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

For the years ended December 31, 2017, 2016 and 2015, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Contractual interest income	$329	$329	$328
Amortization of closing costs and origination fees, net	58	70	62
Interest income from real estate loan receivable	$387	$399	$390

7.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the years ended December 31, 2017 and 2016, the Company recognized $0.1 million and $0.1 million, respectively, of income with respect to this investment.

8.	NOTES PAYABLE
As of December 31, 2017 and 2016, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of December 31, 2017	Book Value as of December 31, 2016	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$38,000	$38,000	One-month LIBOR + 3.00%	4.36%	Interest Only	12/30/2017 (2)
Q&C Hotel Mortgage Loan	28,330	28,330	One-month LIBOR + 3.25%	4.61%	Interest Only (3)	12/17/2018
2200 Paseo Verde Mortgage Loan (4)	7,947	7,430	One-month LIBOR + 2.25%	3.61%	Interest Only (4)	07/01/2020
Lincoln Court Mortgage Loan	33,500	33,500	One-month LIBOR + 1.75%	3.32%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan	72,100	72,100	One-month LIBOR + 2.66%	4.03%	Interest Only	12/01/2019
210 West 31st Street Mortgage Loan (5)	35,763	32,650	One-month LIBOR + 5.50%	6.86%	Interest Only	12/01/2019
Oakland City Center Mortgage Loan (6)	94,500	—	One-month LIBOR + 1.75%	3.11%	Interest Only (6)	09/01/2022
Grace Court Mortgage Loan (7)	21,895	—	One-month LIBOR + 4.05% (6)	5.53%	Interest Only	10/09/2020
Total notes payable principal outstanding	332,035	212,010
Deferred financing costs, net	(3,684)	(3,429)
Total notes payable, net	$328,351	$208,581

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2017. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at December 31, 2017, where applicable.
(2) Subsequent to December 31, 2017, the maturity date of the Springmaid Beach Resort Mortgage Loan was extended to December 30, 2018.
(3) Beginning February 1, 2018, monthly payments also include principal amortization payments of $55,000 per month, unless certain conditions described in the loan documents are satisfied.
(4) As of December 31, 2017, $7.9 million had been disbursed to the Company and up to $1.6 million is available for future disbursements to be used for tenant improvement costs, capital improvements costs and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning August 1, 2019, monthly payments include principal amortization payments of $10,000 per month.
(5) As of December 31, 2017, $35.8 million had been disbursed to the Company and up to $11.3 million is available for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
(6) See “Recent Financing Transactions – Oakland City Center Mortgage Loan.”
(7) See “Recent Financing Transactions – Grace Court Mortgage Loan.”
During the years ended December 31, 2017, 2016 and 2015, the Company incurred $8.8 million, $3.8 million and $1.2 million, respectively, of interest expense. Included in interest expense for the years ended December 31, 2017, 2016 and 2015, was $1.6 million, $0.6 million and $0.2 million, respectively, of amortization of deferred financing costs. Interest expense incurred as a result of the Company’s interest rate cap agreement was $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, during the years ended December 31, 2017 and 2016, the Company capitalized $4.1 million and $0.4 million of interest related to its redevelopment projects at Springmaid Beach Resort and 210 West 31st Street. As of December 31, 2017 and 2016, the Company’s deferred financing costs, net of amortization, were $3.7 million and $3.4 million, respectively, and are included in notes payable, net on the accompanying consolidated balance sheets. As of December 31, 2017 and 2016, the Company’s interest payable was $1.1 million and $0.7 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2017 (in thousands):

2018	$66,330
2019	107,913
2020	63,622
2021	1,320
2022	92,850
$332,035
The Company’s notes payable contain financial and non-financial debt covenants. As of December 31, 2017, the Company was in compliance with all debt covenants.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Recent Financing Transactions
Oakland City Center Mortgage Loan
On August 18, 2017, in connection with the acquisition of Oakland City Center, the Company, through an indirect wholly owned subsidiary (the “Oakland City Center Owner”), entered into a loan agreement with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $103.4 million (the “Oakland City Center Mortgage Loan”). At closing, $94.5 million was disbursed to the Oakland City Center Owner with the remaining $8.9 million available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents.
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
Grace Court Mortgage Loan
On October 3, 2017, in connection with the acquisition of Grace Court, the Company, through an indirect wholly owned subsidiary (the “Grace Court Purchaser”) of a joint venture (the “Grace Court Joint Venture”) between the Company's indirect wholly owned subsidiary and Verus Grace Court, LLC and Verus Partners, LLC, entered into a loan agreement with an unaffiliated lender for borrowings of up to $34.1 million (the “Grace Court Mortgage Loan”). As of October 3, 2017, $21.9 million had been disbursed with up to $1.3 million available for future disbursements to be used for capital expenditure project expenses and up to $10.9 million available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents.
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
December 31, 2017

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
As of December 31, 2017, the Company had four interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of December 31, 2017 and 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	December 31, 2017	December 31, 2016	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$—	$—	Prepaid expenses and other assets
Interest Rate Cap	12/15/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	—	6	Prepaid expenses and other assets
Interest Rate Cap	12/01/2016	12/01/2019	$47,110	One-month LIBOR at 3.00%	9	89	Prepaid expenses and other assets
Interest Rate Cap	10/03/2017	10/15/2019	$34,125	One-month LIBOR at 3.00%	4	—	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$13	$95
During the years ended December 31, 2017, 2016 and 2015, the Company recorded an unrealized loss of $96,000, $97,000 and $71,000, respectively, on derivative instruments, which was included in interest expense on the accompanying consolidated statements of operations.
The Company enters into foreign currency forward contracts to mitigate its exposure to foreign currency exchange rate movements on its investment in unconsolidated entity. The foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future.
The following table summarizes the notional amount and other information related to the Company’s foreign currency forward contract as of December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

Derivative Instrument	Notional Amount	Strike Price	Trade Date	Maturity Date
Derivative instrument not designated as hedging instrument
Foreign currency forward contract	$2,100	1.2704 USD-EUR	09/05/2017	09/07/2021
During the year ended December 31, 2017, the Company recorded a foreign currency loss of $79,000 on foreign currency forward contract, which is included in general and administrative expenses on the accompanying consolidated statements of operations. The fair value of the foreign currency forward contract was $79,000 liability as of December 31, 2017 included in other liabilities on the accompanying balance sheets.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The following were the face value, carrying amount and fair value of the Company’s financial instruments as of December 31, 2017 and 2016, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$3,500	$3,500	$3,500	$3,500	$3,442	$3,401
Financial liability:
Notes payable	$332,035	$328,351	$333,336	$212,010	$208,581	$211,565
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
As of December 31, 2017, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate caps	$13	$—	$13	$—
Liability derivative - foreign currency forward contract	$79	$—	$79	$—

11.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and dealer manager agreements with the Dealer Manager, with respect to the Private Offering and the Public Offering. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain offering-related services and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”). The Dealer Manager also serves as the dealer manager for the KBS dividend reinvestment plan offerings for KBS Strategic Opportunity REIT, KBS REIT III and KBS Growth & Income REIT.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

During the years ended December 31, 2017, 2016 and 2015, no other business transactions occurred between the Company and these other KBS-sponsored programs.
The Advisory Agreement has a one-year term that expires August 12, 2018. The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2017, 2016 and 2015, respectively, and any related amounts payable as of December 31, 2017 and 2016 (in thousands):

	Incurred in the Years Ended December 31,			Payable as of December 31,
	2017	2016	2015	2017	2016
Expensed
Asset management fees	2,775	1,340	380	22	—
Reimbursable operating expenses (1)	339	395	238	42	37
Real estate acquisition fee (2)	—	3,759	995	—	—
Capitalized
Acquisition fees (2)	4,943	1,245	—	76	27
Asset management fees	67	22	—	—	—
Additional Paid-in Capital
Sales commissions	2,412	3,723	2,618	—	—
Dealer manager fees	1,352	1,982	1,437	—	—
Stockholder servicing fees (3)	1,149	508	—	680	374
Reimbursable other offering costs (4)	668	394	3,265	1,042	374
	$13,705	$13,368	$8,933	$1,862	$812
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $335,000, $385,000 and $204,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2017, 2016 and 2015. The Advisor may seek reimbursement for certain other employee costs under the Advisory Agreement. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
(4) See “Other Offering Costs” below.
During the years ended December 31, 2017 and 2016, the Advisor reimbursed the Company $0.1 million for legal and professional fees, travel expenses and property insurance rebates.
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
December 31, 2017

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
Through December 31, 2017, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $10.3 million. As of December 31, 2017, the Company had recorded $13.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of December 31, 2017, the Company had recorded $2.1 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of December 31, 2017 based on the 1.0% limitation described above.
In addition, as of December 31, 2017, the Advisor had incurred $31,000 in organization and offering costs on behalf of the Company in connection with a proposed follow-on offering the Company filed with the SEC on August 10, 2017. As of December 31, 2017, the Company had not commenced the follow-on offering and therefore had not recorded any of these organization and offering expenses as they are subject to the 1.0% limitation described above.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2017 and 2016 (in thousands, except share and per share amounts):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,505	$10,052	$18,227	$15,184

Class A Common Stock:
Net (loss) income attributable to common stockholders	$(1,530)	$(650)	$1,905	$(1,321)
Net (loss) income per common share, basic and diluted	$(0.10)	$(0.04)	$0.12	$(0.08)
Cash distributions declared per common share	$0.05	$0.05	$0.05	$0.05

Class T Common Stock:
Net (loss) income attributable to common stockholders	$(918)	$(630)	$988	$(1,116)
Net (loss) income per common share, basic and diluted	$(0.13)	$(0.07)	$0.09	$(0.10)
Cash distributions declared per common share	$0.02	$0.02	$0.03	$0.03

Stock dividends declared per common share - Classes A and T	0.005	0.005	0.005	0.005

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,084	$9,475	$10,592	$7,169

Class A Common Stock:
Net (loss) income attributable to common stockholders	$(2,034)	$(754)	$502	$(2,970)
Net (loss) income per common share, basic and diluted	$(0.17)	$(0.06)	$0.04	$(0.21)
Cash distributions declared per common share	$0.01	$0.05	$0.10	$0.05

Class T Common Stock:
Net (loss) income attributable to common stockholders	$(58)	$(56)	$99	$(1,219)
Net (loss) income per common share, basic and diluted	$(0.17)	$(0.09)	$0.04	$(0.23)
Cash distributions declared per common share	$—	$0.020	$0.070	$0.030

Stock dividends declared per common share - Classes A and T	0.005	0.005	0.005	0.020

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

13.	COMMITMENTS AND CONTINGENCIES
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
The management agreement expires on December 31 of the 20th full year following the Brand Commencement Date. Upon mutual agreement, the parties may extend the term of the agreement for two successive periods of five years each. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the management agreement upon written notice to the defaulting party with no termination fee payable to Doubletree. In addition, the Company has the right to terminate the management agreement without the payment of a termination fee if Doubletree fails to achieve certain criteria relating to the performance of the hotel for any two consecutive years following the Brand Commencement Date. Under certain circumstances following a casualty or condemnation event, either party may terminate the management agreement provided Doubletree receives a termination fee an amount equal to two years of the base fee.  The Company is permitted to terminate the management agreement upon a sale, lease or other transfer of the Springmaid Beach Resort any time so long as the buyer is approved for, and enters into a DoubleTree by Hilton franchise agreement for the balance of the agreement’s term. Finally, the Company is restricted in its ability to assign the management agreement upon a sale, lease or other transfer the Springmaid Beach Resort unless the transferee is approved by Doubletree to assume the management agreement.
Pursuant to the management agreement the Operator receives the following fees:

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
During the years ended December 31, 2017, 2016 and 2015, the Company incurred $0.3 million, $0.4 million and $0.4 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the years ended December 31, 2017, 2016 and 2015, the Company incurred $0.4 million, $0.3 million and $6,255, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the years ended December 31, 2017 and 2016, the Company incurred $0.9 million and $0.4 million, respectively, of fees related to the Marriott franchise agreement.
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
Lease Obligations
As of December 31, 2017, the Company had leasehold interests expiring on various expiration dates between 2018 and 2114. Future minimum lease payments owed by the Company under the capital leases as of December 31, 2017 are as follows (in thousands):

2018	$650
2019	635
2020	680
2021	735
2022	935
Thereafter	53,841
Total expected minimum lease obligations	57,476
Less: Amount representing interest (1)	(49,015)
Present value of net minimum lease payments (2)	$8,461
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2017. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of March 5, 2018, the Company had sold 11,719,185 and 11,030,964 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $221.1 million. Included in these amounts were 443,593 and 122,861 shares of Class A and Class T common stock, respectively, sold under the Company's dividend reinvestment plan for aggregate gross offering proceeds of $5.3 million.
Cash Distributions Paid
On January 4, 2018, the Company paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from December 1, 2017 through December 31, 2017. On February 1, 2018, the Company paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from January 1, 2018 through January 31, 2018. On March 1, 2018, the Company paid distributions of $0.3 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from February 1, 2018 through February 28, 2018. Distributions for the periods from December 1, 2017 through February 28, 2018 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On November 13, 2017, the Company’s board of directors authorized stock dividends for the months of December 2017 and January 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on December 31, 2017 and January 31, 2018, respectively.  The Company issued the December 2017 and January 2018 stock dividends, consisting of 46,544 and 46,917 shares, respectively, on January 5, 2018 and February 2, 2018, respectively.
On January 25, 2018, the Company’s board of directors authorized a stock dividend for the month of February 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on February 28, 2018.  The Company issued the February 2018 stock dividend, consisting of 47,324 shares, on March 2, 2018.
Distributions Declared
On January 25, 2018, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from March 1, 2018 through March 31, 2018, which the Company expects to pay in April 2018. Investors may choose to receive cash distributions or purchase additional shares through the Company's dividend reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Also on January 25, 2018, the Company's board of directors authorized a stock dividend for the month of March 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on March 31, 2018. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company expects to issue the March 2018 stock dividend in April 2018.
On March 8, 2018, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from April 1, 2018 through April 30, 2018 and May 1, 2018 through May 31, 2018, which the Company expects to pay in May 2018 and June 2018, respectively. Investors may choose to receive cash distributions or purchase additional shares through the Company's dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on March 8, 2018, the Company's board of directors authorized stock dividends for the months of April 2018 and May 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on April 30, 2018 and May 31, 2018, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company expects to issue these stock dividends in May 2018 and June 2018, respectively.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2017
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired

Springmaid Beach Resort	Myrtle Beach, SC	90.0%	$38,000	$27,340	$12,727	$40,067	$19,115	$27,438	$31,744	$59,182	$(4,323)	1948/1980/1992/1995/2001	12/30/2014
Q&C Hotel	New Orleans, LA	90.0%	28,330	1,232	49,452	50,684	3,469	1,232	52,921	54,153	(3,850)	1913	12/17/2015
2200 Paseo Verde	Henderson, NV	100.0%	7,947	1,850	11,423	13,273	828	1,850	12,251	14,101	(1,112)	2004	12/23/2015
Lincoln Court	Campbell, CA	100.0%	33,500	14,706	38,080	52,786	(407)	14,706	37,673	52,379	(3,725)	1985	05/20/2016
Lofts at NoHo Commons	North Hollywood, CA	90.0%	72,100	26,222	73,750	99,972	1,754	26,222	75,504	101,726	(2,120)	2007	11/16/2016
210 West 31st Street	New York, NY	80.0%	35,763	—	50,141	50,141	13,591	—	63,732	63,732	—	(4)	12/01/2016
Oakland City Center	Oakland, CA	100.0%	94,500	22,150	148,495	170,645	(62)	22,150	148,433	170,583	(3,154)	1985/1990	08/18/2017
Grace Court	Phoenix, AZ	90.0%	21,895	10,540	22,684	33,224	6	10,540	22,690	33,230	(362)	1911/2003/2007/2008	10/03/2017
	Total Properties			$104,040	$406,752	$510,792	$38,294	$104,138	$444,948	$549,086	$(18,646)
____________________
(1) Building and improvements include tenant origination and absorption costs and construction in progress.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $543.9 million (unaudited) as of December 31, 2017.
(4) The Company is developing a retail property at 210 West 31st Street, which is currently under construction.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2017
(dollars in thousands)

	2017	2016	2015
Real Estate:
Balance at the beginning of the year	$324,176	$110,566	$40,067
Acquisitions	203,869	202,899	63,957
Improvements	10,075	15,690	7,123
Construction in progress	13,280	311	—
Write-off of fully depreciated and fully amortized assets	(2,314)	(1,547)	(581)
Loss due to property damage	—	(3,743)	—
Balance at the end of the year	$549,086	$324,176	$110,566

Accumulated depreciation and amortization:
Balance at the beginning of the year	$6,853	$593	$3
Depreciation and amortization expense	14,107	7,807	1,171
Write-off of fully depreciated and fully amortized assets	(2,314)	(1,547)	(581)
Balance at the end of the year	$18,646	$6,853	$593

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 9, 2018.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

By:	/s/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 9, 2018
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	March 9, 2018
Peter McMillan III
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 9, 2018
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 9, 2018
Stacie K. Yamane
/s/ LAURENT DEGRYSE	Director	March 9, 2018
Laurent Degryse
/s/ JOHN P. JOLIET	Director	March 9, 2018
John P. Joliet
/s/ KENNETH G. YEE	Director	March 9, 2018
Kenneth G. Yee