Form 10-Q
period 2018-03-31
KBS Strategic Opportunity REIT II, Inc.
filed 2018-05-11
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 4, 2018, there were 17,399,679 and 11,553,875 outstanding shares of Class A and Class T common stock, respectively, of KBS Strategic Opportunity REIT II, Inc.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
March 31, 2018

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Real estate, net	$529,641	$530,440
Real estate equity securities	3,068	—
Real estate loan receivable, net	—	3,500
Total real estate and real estate-related investments, net	532,709	533,940
Cash and cash equivalents	27,329	29,031
Restricted cash	5,752	6,022
Investment in unconsolidated entity	2,765	2,698
Rents and other receivables	5,069	3,265
Above-market leases, net	79	83
Prepaid expenses and other assets	10,305	7,476
Total assets	$584,008	$582,515
Liabilities and equity
Notes payable, net	$327,778	$328,351
Accounts payable and accrued liabilities	6,511	6,845
Due to affiliates	1,706	1,862
Distributions payable	376	366
Below-market leases, net	9,836	10,783
Other liabilities	14,598	12,399
Total liabilities	360,805	360,606
Commitments and contingencies (Note 12)
Redeemable common stock	2,455	2,611
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 17,207,118 and 16,888,940 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	172	169
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 11,408,402 and 11,031,895 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	114	110
Additional paid-in capital	251,525	245,077
Cumulative distributions and net losses	(44,880)	(39,657)
Accumulated other comprehensive income	269	202
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	207,200	205,901
Noncontrolling interests	13,548	13,397
Total equity	220,748	219,298
Total liabilities and equity	$584,008	$582,515
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Office revenues	$7,599	$1,824
Hotel revenues	5,510	4,843
Apartment revenues	1,716	1,739
Interest income from real estate loan receivable	10	99
Total revenues	14,835	8,505
Expenses:
Office expenses	2,671	580
Hotel expenses	4,790	4,244
Apartment expenses	917	836
Asset management fees to affiliate	935	504
General and administrative expenses	639	575
Depreciation and amortization	5,103	2,853
Interest expense	2,897	1,709
Total expenses	17,952	11,301
Other (loss) income:
Other interest income	60	96
Equity in income of unconsolidated entity	15	13
Unrealized loss on real estate equity securities	(86)	—
Total other (loss) income, net	(11)	109
Net loss before income taxes	(3,128)	(2,687)
Income tax benefit	9	9
Net loss	(3,119)	(2,678)
Net loss attributable to noncontrolling interests	252	230
Net loss attributable to common stockholders	$(2,867)	$(2,448)

Class A Common Stock:
Net loss attributable to common stockholders	$(1,573)	$(1,529)
Net loss per common share, basic and diluted	$(0.09)	$(0.10)
Weighted-average number of common shares outstanding, basic and diluted	17,142,848	14,846,406

Class T Common Stock:
Net loss attributable to common stockholders	$(1,294)	$(919)
Net loss per common share, basic and diluted	$(0.11)	$(0.13)
Weighted-average number of common shares outstanding, basic and diluted	11,303,926	7,311,607
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(3,119)	$(2,678)
Other comprehensive income:
Foreign currency translation gain	67	29
Total other comprehensive income	67	29
Total comprehensive loss	(3,052)	(2,649)
Total comprehensive loss attributable to noncontrolling interests	252	230
Total comprehensive loss attributable to common stockholders	$(2,800)	$(2,419)
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2017 and the Three Months Ended March 31, 2018
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2016	14,074,793	$140	6,046,591	$61	$176,021	$(27,817)	$(111)	$148,294	$11,674	$159,968
Net loss	—	—	—	—	—	(3,272)	—	(3,272)	(26)	(3,298)
Other comprehensive income	—	—	—	—	—	—	313	313	—	313
Issuance of common stock	2,641,090	27	4,822,456	48	71,841	—	—	71,916	—	71,916
Stock dividends issued	308,857	3	184,606	2	4,643	(4,648)	—	—	—	—
Redemptions of common stock	(135,800)	(1)	(21,758)	(1)	(1,357)	—	—	(1,359)	—	(1,359)
Transfers to redeemable common stock	—	—	—	—	(490)	—	—	(490)	—	(490)
Distributions declared	—	—	—	—	—	(3,920)	—	(3,920)	—	(3,920)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,913)	—	—	(4,913)	—	(4,913)
Other offering costs	—	—	—	—	(668)	—	—	(668)	—	(668)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	1,774	1,774
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(25)	(25)
Balance, December 31, 2017	16,888,940	$169	11,031,895	$110	$245,077	$(39,657)	$202	$205,901	$13,397	$219,298
Net loss	—	—	—	—	—	(2,867)	—	(2,867)	(252)	(3,119)
Other comprehensive income	—	—	—	—	—	—	67	67	—	67
Issuance of common stock	313,416	3	334,373	3	6,224	—	—	6,230	—	6,230
Stock dividends issued	84,889	1	55,896	1	1,272	(1,274)	—	—	—	—
Redemptions of common stock	(80,127)	(1)	(13,762)	—	(820)	—	—	(821)	—	(821)
Transfers from redeemable common stock	—	—	—	—	156	—	—	156	—	156
Distributions declared	—	—	—	—	—	(1,082)	—	(1,082)	—	(1,082)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(323)	—	—	(323)	—	(323)
Other offering costs	—	—	—	—	(61)	—	—	(61)	—	(61)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	403	403
Balance, March 31, 2018	17,207,118	$172	11,408,402	$114	$251,525	$(44,880)	$269	$207,200	$13,548	$220,748
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,119)	$(2,678)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Equity in income of unconsolidated entity	(15)	(13)
Distribution of earnings from unconsolidated joint venture	15	13
Depreciation and amortization	5,103	2,853
Unrealized loss on real estate equity securities	86	—
Insurance proceeds received for repair and cleanup costs	—	2,000
Noncash interest income on real estate-related investment	—	(19)
Deferred rents	(642)	(11)
Bad debt expense	89	98
Amortization of above- and below-market leases, net	(943)	(172)
Amortization of deferred financing costs	264	194
Unrealized loss on derivative instruments	53	50
Changes in operating assets and liabilities:
Rents and other receivables	(1,346)	539
Prepaid expenses and other assets	(3,087)	(916)
Accounts payable and accrued liabilities	(464)	(2,020)
Due to affiliates	(4)	(15)
Due from affiliate	—	(21)
Other liabilities	2,082	575
Net cash (used in) provided by operating activities	(1,928)	457
Cash Flows from Investing Activities:
Improvements to real estate	(1,967)	(1,333)
Investment in real estate securities	(3,154)	—
Payments for construction in progress	(1,796)	(1,153)
Payoff of real estate loan receivable	3,500	—
Purchase of interest rate cap agreement	(8)	—
Proceeds from insurance claim	100	—
Net cash used in investing activities	(3,325)	(2,486)
Cash Flows from Financing Activities:
Proceeds from notes payable	931	493
Principal payments on notes payable	(1,822)	—
Payments of deferred financing costs	(100)	(6)
Proceeds from issuance of common stock	5,660	30,466
Payments to redeem common stock	(821)	(216)
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	(563)	(1,756)
Distributions paid	(407)	(320)
Noncontrolling interest contributions	403	80
Net cash provided by financing activities	3,281	28,741
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,972)	26,712
Cash, cash equivalents and restricted cash, beginning of period	35,053	47,126
Cash, cash equivalents and restricted cash, end of period	$33,081	$73,838
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,353 and $822 for the three months ended March 31, 2018 and 2017, respectively	$2,331	$1,363
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$665	$501
Increase in accrued improvements to real estate	$238	$710
Increase in other offering costs due to affiliates	$61	$311
Stock dividends issued	$1,274	$1,032
Increase in construction in progress payable	$15	$176
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
The Company expects to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of March 31, 2018, the Company had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally as of March 31, 2018, the Company had entered into a joint venture to develop one retail property, which is currently under construction.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

On January 7, 2015, the Company broke escrow in the Public Offering and through March 31, 2018, the Company had sold 11,793,467 and 11,112,527 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $222.5 million, including 443,593 and 122,861 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $5.3 million. Also as of March 31, 2018, the Company had redeemed 287,450 and 35,520 shares of Class A and Class T common stock, respectively, for $2.8 million.
On each of April 2, 2014 and July 31, 2014, the Company issued 120,106 shares of Class A common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of the Company’s directors and the Company’s Chief Executive Officer, and Peter McMillan III, also one of the Company’s directors and the Company’s President, for $1.0 million. On July 14, 2017 and February 13, 2018, the Company issued 214,175 shares and 10,935 shares, respectively, of Class A common stock to a business associate of Keith D. Hall and Peter McMillan III for approximately $2.0 million and $0.1 million, respectively. The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.
On August 10, 2017, the Company filed a registration statement on Form S-11 with the SEC to register a proposed follow-on offering. Pursuant to the follow-on offering registration statement, the Company proposes to register up to $500.0 million of shares of common stock for sale to the public in a primary offering. The Company also  proposes to register up to $125.0 million of shares of common stock pursuant to the dividend reinvestment plan in the follow-on offering. The Company can give no assurance that it will commence or complete the follow-on offering.
On February 20, 2018, the Company’s board of directors approved the termination of the primary offering stage of the Company effective July 31, 2018. Subscriptions must be dated on or before July 31, 2018, and subscriptions and all related documents and funds must be received by the Company in good order no later than September 28, 2018.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, except for the Company’s adoption of the revenue recognition and financial instruments standards issued by the Financial Accounting Standards Board (“FASB”) effective on January 1, 2018 and the addition of an accounting policy with respect to real estate equity securities. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Revenue Recognition
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption. Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that were not completed as of January 1, 2018.
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by other operating income and tenant reimbursements for substantial services earned at the Company’s office properties and hotel revenues. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied.
Hotel Revenue
The Company recognizes revenue for hotels as hotel revenue when earned. Revenues are recorded net of any sales or occupancy tax collected from the Company’s guests. Additionally, some of the Company’s hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is booked by the Company at the price the Company sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays the Company directly, revenue for the room is booked by the Company on a gross basis. The Company participates in frequent guest programs sponsored by the brand owners of the Company’s hotels and the Company expenses the charges associated with those programs, as incurred. Hotel operating revenues are disaggregated in the real estate footnote into the categories of rooms revenue, food, beverage and convention services revenue, campground revenue and other revenue to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Room revenue is generated through contracts with customers whereby the customer agrees to pay a daily rate for right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from the Company’s hotel. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay at the Company’s hotels. Advanced deposits for room revenue are included in the balance of other liabilities on the consolidated balance sheet. Advanced deposits are recognized as revenue at the time of the guest’s stay. The Company notes no significant judgements regarding the recognition of rooms revenue.
Food, beverage and convention revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or convention services. The Company’s contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the convention facilities and related dining amenities are provided to the customer. The Company recognizes food and beverage revenue upon the fulfillment of the contract with the customer. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future banquet event at the Company’s hotels. Advanced deposits for food and beverage revenue are included in the balance of other liabilities on the consolidated balance sheet. Advanced deposits for banquet services are recognized as revenue following the completion of the banquet services. The Company notes no significant judgements regarding the recognition of food and beverage revenue.
Campground revenue is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Real Estate Equity Securities
The Company’s real estate equity securities are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Upon adoption of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”) on January 1, 2018, unrealized gains and losses on real estate equity securities are recognized in earnings.
Dividend income from real estate equity securities is recognized on an accrual basis based on eligible shares as of the ex-dividend date.
Segments
The Company has invested in opportunistic real estate investments, real estate equity securities and originated a loan secured by a non-stabilized real estate asset, which was repaid on January 12, 2018. In general, the Company intends to hold its investments in opportunistic real estate, real estate equity securities and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from opportunistic real estate and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment. In addition, the Company has invested in a participating loan facility secured by a portfolio of light industrial properties located in Europe. However, based on the Company’s investment portfolio and future investment focus, the Company does not believe that its investment in the European asset is a reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2018 and 2017. For the purpose of determining the weighted-average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock during the three months ended March 31, 2018 and 2017 as follows:

Three Months Ended March 31,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2017	0.005001 shares	104,525
2018	0.005001 shares	140,785
_____________________
(1) Amount declared per share outstanding includes one-time stock dividends, quarterly dividends and monthly dividends and assumes each share was issued and outstanding for the entire periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Until the Company established an estimated net asset value per share of common stock on June 6, 2017, for the purpose of calculating the dollar amount of the Class A and Class T stock dividends issued, the Company used the Class A and Class T primary offering price at the time of issuance.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Cash distributions declared per share of Class A common stock were $0.047 for the three months ended March 31, 2018. Cash distributions declared per share of Class T common stock were $0.024 for the three months ended March 31, 2018. The declared rate of cash distributions for Class T Shares is different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date during the three months ended March 31, 2018. Each day during the period from January 1, 2018 through March 31, 2018 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date.
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
The Company’s calculated earnings per share for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017

Net loss attributable to common stockholders	$(2,867)	$(2,448)
Less: Class A Common Stock cash distributions declared	807	682
Less: Class T Common Stock cash distributions declared	275	170
Undistributed net loss attributable to common stockholders	$(3,949)	$(3,300)
Class A Common Stock:
Undistributed net loss attributable to common stockholders	$(2,380)	$(2,211)
Class A Common Stock cash distributions declared	807	682
Net loss attributable to Class A common stockholders	$(1,573)	$(1,529)
Net loss per common share, basic and diluted	$(0.09)	$(0.10)
Weighted-average number of common shares outstanding, basic and diluted	17,142,848	14,846,406
Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(1,569)	$(1,089)
Class T Common Stock cash distributions declared	275	170
Net loss attributable to Class T common stockholders	$(1,294)	$(919)
Net loss per common share, basic and diluted	$(0.11)	$(0.13)
Weighted-average number of common shares outstanding, basic and diluted	11,303,926	7,311,607

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Square Footage, Occupancy and Other Measures
 Any references to square footage, occupancy or annualized base rent are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Recently Issued Accounting Standards Updates
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires lessors to identify lease and non-lease components under their leasing arrangements and allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. Non-lease components will be subject to the new revenue recognition standard upon the Company’s adoption of the new leasing standard on January 1, 2019. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In March 2018, the FASB affirmed a proposed amendment to the leases ASU, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also tentatively approved a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements and if adopted by the FASB, applying the transition option and electing the practical expedient of the proposed amendment.

3.	REAL ESTATE
As of March 31, 2018, the Company’s real estate portfolio was composed of two hotel properties, four office properties and one apartment building. In addition, the Company has entered into a joint venture to develop one retail property, which is currently under construction. The following table summarizes the Company’s real estate as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Land	$104,138	$104,138
Buildings and improvements	364,324	362,210
Construction in progress	65,609	63,732
Tenant origination and absorption costs	18,753	19,006
Total real estate, cost	552,824	549,086
Accumulated depreciation and amortization	(23,183)	(18,646)
Total real estate, net	$529,641	$530,440

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

The following table provides summary information regarding the Company’s real estate as of March 31, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$32,636	$—	$60,074	$(5,030)	$55,044	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	52,975	—	54,207	(4,401)	49,806	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	11,634	603	14,087	(1,273)	12,814	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	33,836	3,736	52,278	(4,169)	48,109	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	75,986	—	102,208	(2,593)	99,615	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Retail	—	65,609	—	65,609	—	65,609	80.0%
Oakland City Center	08/18/2017	Oakland	CA	Office	22,150	137,356	11,614	171,120	(4,993)	166,127	100.0%
Grace Court (3)	10/03/2017	Phoenix	AZ	Office	10,540	19,901	2,800	33,241	(724)	32,517	90.0%
					$104,138	$429,933	$18,753	$552,824	$(23,183)	$529,641
_____________________
(1) Building and improvements includes construction in progress.
(2) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114. As of March 31, 2018, the capital lease asset had a carrying value of $6.8 million included in construction in progress.
(3) The Company acquired the rights to a leasehold interest with respect to the land at this property.
Office Properties
As of March 31, 2018, the Company owned four office properties encompassing in the aggregate 862,266 rentable square feet which were 73% occupied. The following table provides detailed information regarding the Company’s office revenues and expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Office revenues:
Rental income	$6,844	$1,750
Tenant reimbursements and other income (1)	755	74
Office revenues	$7,599	$1,824

Office expenses:
Operating, maintenance, and management	$1,719	$391
Real estate taxes and insurance	952	189
Office expenses	$2,671	$580
_____________________
(1) For the three months ended March 31, 2018, included in tenant reimbursements and other income for office properties is $0.2 million of other operating income and tenant reimbursements for substantial services accounted for under ASU No. 2014-09.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2018, the leases had remaining terms, excluding options to extend, of up to 10.4 years with a weighted-average remaining term of 4.0 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.2 million and $1.1 million as of March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018 and 2017, the Company recognized deferred rent from tenants of $0.6 million and $11,000, respectively, net of lease incentive amortization. As of March 31, 2018 and December 31, 2017, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $2.0 million and $1.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million of unamortized lease incentives as of March 31, 2018 and December 31, 2017.
As of March 31, 2018, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2018 through December 31, 2018	$15,913
2019	19,966
2020	16,461
2021	13,582
2022	10,419
Thereafter	17,998
$94,339
As of March 31, 2018, the Company’s commercial real estate properties were leased to approximately 100 tenants over a diverse range of industries and geographic areas. As of March 31, 2018, the highest tenant industry concentrations (greater than 10% of annualized base rent) in the Company’s portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	11	$3,482	14.9%
Public Administration (Government)	6	3,168	13.5%
Professional, Scientific and Legal	12	2,970	12.7%
Finance	13	2,505	10.7%
		$12,125	51.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Hotel Properties
As of March 31, 2018, the Company owned two hotel properties. The following table provides detailed information regarding the Company’s hotel revenues and expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Hotel revenues:
Room	$4,110	3,594
Food, beverage and convention services	816	753
Campground	289	272
Other	295	224
Hotel revenues	$5,510	$4,843

Hotel expenses:
Room	$1,250	1,031
Food, beverage and convention services	724	677
General and administrative	636	566
Sales and marketing	652	604
Repairs and maintenance	486	442
Utilities	276	220
Property taxes and insurance	443	383
Other	323	321
Hotel expenses	$4,790	$4,244
Contract liabilities
The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay or a deposit for a future banquet event at the Company’s hotels. Advanced deposits are recognized as revenue at the time of the guest’s stay or completion of the banquet services. The following table summarizes the Company’s contract liabilities, which are included in other liabilities in the accompanying consolidated balance sheets, as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Contract liability	$1,493	$358
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$98	(1)
_____________________
(1) The amount of revenue recognized in the period from amounts included in contract liability at the beginning of the period is not relevant for the year ended December 31, 2017, as the Company adopted ASU No. 2014-09 effective January 1, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Apartment Property
As of March 31, 2018, the Company owned one apartment property with 292 units which was 90% occupied. The following table provides detailed information regarding the Company’s apartment revenues and expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Apartment revenues:
Rental income	$1,584	$1,615
Tenant reimbursements and other income	132	124
Apartment revenues	$1,716	$1,739

Apartment expenses:
Operating, maintenance, and management	$569	$487
Real estate taxes and insurance	348	349
Apartment expenses	$917	$836
Geographic Concentration Risk
As of March 31, 2018, the Company’s real estate investments in California and New York represented 53.7% and 11.2%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New York real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Cost	$18,753	$19,006	$99	$99	$(12,670)	$(12,869)
Accumulated Amortization	(4,434)	(3,473)	(20)	(16)	2,834	2,086
Net Amount	$14,319	$15,533	$79	$83	$(9,836)	$(10,783)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Amortization	$(1,214)	$(997)	$(4)	$(2)	$947	$174
As of March 31, 2018 and December 31, 2017, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.4 million, which is amortized on a straight line basis over 31.8 years. During each of the three months ended March 31, 2018 and 2017, the Company recorded amortization expense of $20,000 related to the housing subsidy intangible asset.
Additionally, as of March 31, 2018 and December 31, 2017, the Company had recorded property tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $2.7 million and $2.8 million, respectively, which are amortized on a straight line basis over a range of 0.7 to 6.6 years. During the three months ended March 31, 2018, the Company recorded amortization expense of $0.1 million related to the property tax abatement intangible assets.

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2017, the Company had originated one real estate loan receivable. On January 12, 2018, the real estate loan receivable was repaid in full. Information for the real estate loan receivable was as follows (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2018	Book Value as of March 31, 2018 (1)	Book Value as of December 31, 2017 (1)	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$—	$—	$3,500	9.25%	(2)	(2)
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) On January 12, 2018, the real estate loan receivable was repaid in full.
The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2018 (in thousands):

Real estate loan receivable - December 31, 2017	$3,500
Principal repayment	(3,500)
Real estate loan receivable - March 31, 2018	$—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

For the three months ended March 31, 2018 and 2017, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Contractual interest income	$10	$80
Amortization of closing costs and origination fees, net	—	19
Interest income from real estate loan receivable	$10	$99

6.	REAL ESTATE EQUITY SECURITIES
During the three months ended March 31, 2018, the Company purchased 364,792 shares of common stock of Franklin Street Properties Corp. (NYSE Ticker: FSP) for an aggregate purchase price of $3.2 million. The Company’s real estate equity securities are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses on real estate equity securities are recognized in earnings.
The following summarizes the activity related to real estate equity securities for the three months ended March 31, 2018 (in thousands):

	Amortized Cost Basis	Unrealized Losses	Total
Real estate equity securities - December 31, 2017	$—	$—	$—
Acquisition of real estate equity securities	3,071	—	3,071
Acquisition fee to affiliate and purchase commission	83	—	83
Unrealized change in market value of real estate equity securities	—	(86)	(86)
Real estate equity securities - March 31, 2018	$3,154	$(86)	$3,068

7.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the three months ended March 31, 2018 and 2017, the Company recognized $15,000 and $13,000, respectively, of income with respect to this investment.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

8.	NOTES PAYABLE
As of March 31, 2018 and December 31, 2017, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of March 31, 2018	Book Value as of December 31, 2017	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$37,820	$38,000	One-month LIBOR + 3.00%	4.66%	Principal & Interest	12/30/2018
Q&C Hotel Mortgage Loan	26,688	28,330	One-month LIBOR + 3.25%	4.91%	Principal & Interest	12/17/2018
2200 Paseo Verde Mortgage Loan (2)	7,947	7,947	One-month LIBOR + 2.25%	3.91%	Interest Only (2)	07/01/2020
Lincoln Court Mortgage Loan	33,500	33,500	One-month LIBOR + 1.75%	3.63%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan	72,100	72,100	One-month LIBOR + 2.66%	4.33%	Interest Only	12/01/2019
210 West 31st Street Mortgage Loan (3)	36,694	35,763	One-month LIBOR + 5.50%	7.16%	Interest Only	12/01/2019
Oakland City Center Mortgage Loan (4)	94,500	94,500	One-month LIBOR + 1.75%	3.41%	Interest Only (4)	09/01/2022
Grace Court Mortgage Loan (5)	21,895	21,895	One-month LIBOR + 4.05% (5)	5.83%	Interest Only	10/09/2020
Total notes payable principal outstanding	331,144	332,035
Deferred financing costs, net	(3,366)	(3,684)
Total notes payable, net	$327,778	$328,351
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2018 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at March 31, 2018, where applicable.
(2) As of March 31, 2018, $7.9 million had been disbursed to the Company and up to $1.6 million is available for future disbursements to be used for tenant improvement costs, capital improvements costs and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning August 1, 2019, monthly payments include principal amortization payments of $10,000 per month.
(3) As of March 31, 2018, $36.7 million had been disbursed to the Company and up to $10.4 million is available for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
(4) As of March 31, 2018, $94.5 million had been disbursed to the Company and up to $8.9 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning October 1, 2020, monthly payments will include principal and interest with principal payments of $110,000 or, in the event the Company repays any principal of the loan amount, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%, subject to certain terms and conditions contained in the loan documents.
(5) As of March 31, 2018, $21.9 million had been disbursed to the Company and up to $12.2 million is available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents. The Grace Court Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

During the three months ended March 31, 2018 and 2017, the Company incurred $2.9 million and $1.7 million of interest expense. Included in interest expense for the three months ended March 31, 2018 and 2017 was $0.4 million and $0.3 million, respectively, of amortization of deferred financing costs. As a result of the Company’s interest rate cap agreements, interest expense was offset by an unrealized gain of $30,000 for the three months ended March 31, 2018. Interest expense incurred as a result of the Company’s interest rate cap agreements was $50,000 for the three months ended March 31, 2017. Additionally, during the three months ended March 31, 2018 and 2017, the Company capitalized $1.4 million and $0.8 million, respectively, of interest related to its redevelopment project at 210 West 31st Street. As of March 31, 2018 and December 31, 2017, the Company’s interest payable was $1.2 million and $1.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2018 (in thousands):

April 1, 2018 through December 31, 2018	$64,508
2019	108,844
2020	63,622
2021	1,320
2022	92,850
Thereafter	—
$331,144
The Company’s notes payable contain financial and non-financial debt covenants. As of March 31, 2018, the Company was in compliance with all debt covenants.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

As of March 31, 2018, the Company had four interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of March 31, 2018 and December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	March 31, 2018	December 31, 2017	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$—	$—	Prepaid expenses and other assets
Interest Rate Cap	12/15/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	1	—	Prepaid expenses and other assets
Interest Rate Cap	12/01/2016	12/01/2019	$47,110	One-month LIBOR at 3.00%	32	9	Prepaid expenses and other assets
Interest Rate Cap	10/03/2017	10/15/2019	$34,125	One-month LIBOR at 3.00%	17	4	Prepaid expenses and other assets
Interest Rate Cap	02/02/2018	12/30/2018	$26,000	One-month LIBOR at 3.00%	1	—	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$51	$13
During the three months ended March 31, 2018, the Company recorded an unrealized gain of $30,000 on interest rate cap agreements, which is included as an offset to interest expense on the accompanying consolidated statements of operations. During the three months ended March 31, 2017, the Company recorded an unrealized loss of $50,000 on interest rate cap agreements, which is included in interest expense on the accompanying consolidated statements of operations.
The Company enters into foreign currency forward contracts to mitigate its exposure to foreign currency exchange rate movements on its investment in unconsolidated entity. The foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future.
The following table summarizes the notional amount and other information related to the Company’s foreign currency forward contract as of March 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

Derivative Instrument	Notional Amount	Strike Price	Trade Date	Maturity Date
Derivative instrument not designated as hedging instrument
Foreign currency forward contract	$2,668	1.2704 USD-EUR	09/05/2017	09/07/2021
During the three months ended March 31, 2018, the Company recorded a foreign currency loss of $0.1 million on foreign currency forward contract, which is included in general and administrative expenses on the accompanying consolidated statements of operations. The fair value of the foreign currency forward contract was $0.2 million and $0.1 million liability as of March 31, 2018 and December 31, 2017, respectively, included in other liabilities on the accompanying balance sheets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

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
Real estate equity securities: The Company’s real estate equity securities are presented at fair value on the accompanying consolidated balance sheet. The fair values of real estate equity securities were based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
March 31, 2018
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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of March 31, 2018 and December 31, 2017, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$—	$—	$—	$3,500	$3,500	$3,500
Financial liability:
Notes payable	$331,144	$327,778	$332,953	$332,035	$328,351	$333,336
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
As of March 31, 2018, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$3,068	$3,068	$—	$—
Asset derivatives - interest rate caps	$51	$—	$51	$—
Liability derivative - foreign currency forward contract	$162	$—	$162	$—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
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
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I was implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
During the three months ended March 31, 2018 and 2017, no other business transactions occurred between the Company and these other KBS-sponsored programs.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2018 and 2017, respectively, and any related amounts payable as of March 31, 2018 and December 31, 2017 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31, 2018	December 31, 2017
	2018	2017
Expensed
Asset management fees	935	504	22	22
Reimbursable operating expenses (1)	92	103	38	42
Capitalized
Acquisition fees	107	16	103	76
Asset management fees	—	67	—	—
Additional Paid-in Capital
Sales commissions	201	1,002	—	—
Dealer manager fees	109	610	—	—
Stockholder servicing fees (2)	13	104	440	680
Reimbursable other offering costs (3)	61	311	1,103	1,042
	$1,518	$2,717	$1,706	$1,862
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $92,000 and $99,000 for the three months ended March 31, 2018 and 2017, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2018 and 2017. The Advisor may seek reimbursement for certain other employee costs under the Advisory Agreement. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Reflects the estimated amount of the stockholder servicing fee payable based on the terms of the Class T Shares.
(3) See “Other Offering Costs” below.
During the three months ended March 31, 2017, the Company recorded $21,000 due from the Advisor related to a property insurance rebate.
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
March 31, 2018
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
Through March 31, 2018, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $10.5 million. As of March 31, 2018, the Company had recorded $13.8 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of March 31, 2018, the Company had recorded $2.2 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of March 31, 2018 based on the 1.0% limitation described above.
In addition, as of March 31, 2018, the Advisor had incurred $31,000 in organization and offering costs on behalf of the Company in connection with a proposed follow-on offering the Company filed with the SEC on August 10, 2017. As of March 31, 2018, the Company had not commenced the follow-on offering and therefore had not recorded any of these organization and offering expenses as they are subject to the 1.0% limitation described above.

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
March 31, 2018
(unaudited)

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
During the three months ended March 31, 2018 and 2017, the Company incurred $69,000 and $51,000, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three months ended March 31, 2018 and 2017, the Company incurred $117,000 and $110,000, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three months ended March 31, 2018 and 2017, the Company incurred $305,000 and $177,000, respectively, of fees related to the Marriott franchise agreement.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Lease Obligations
As of March 31, 2018, the Company had leasehold interests expiring on various expiration dates between 2018 and 2114. Future minimum lease payments owed by the Company under the capital leases as of March 31, 2018 are as follows (in thousands):

April 1, 2018 through December 31, 2018	$560
2019	635
2020	680
2021	735
2022	935
Thereafter	53,841
Total expected minimum lease obligations	57,386
Less: Amount representing interest (1)	(48,911)
Present value of net minimum lease payments (2)	$8,475
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2018. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
March 31, 2018
(unaudited)

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. As of May 4, 2018, the Company had sold 11,930,285 and 11,245,934 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $225.1 million. Included in these amounts were 478,578 and 138,454 shares of Class A and Class T common stock, respectively, sold under the Company's dividend reinvestment plan for aggregate gross offering proceeds of $5.7 million.
Cash Distributions Paid
On April 3, 2018, the Company paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from March 1, 2018 through March 31, 2018. On May 1, 2018, the Company paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from April 1, 2018 through April 30, 2018. Distributions for the period from March 1, 2018 through April 30, 2018 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On January 25, 2018, the Company’s board of directors authorized stock dividends for the month of March 2018, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on March 31, 2018.  The Company issued the March 2018 stock dividend, consisting of 47,702 shares, on April 4, 2018.
On March 8, 2018, the Company’s board of directors authorized stock dividends for the month of April 2018, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on April 30, 2018.  The Company issued the April 2018 stock dividends, consisting of 48,101 shares, on May 2, 2018.
Distributions Declared
On May 10, 2018, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from June 1, 2018 through June 30, 2018 and July 1, 2018 through July 31, 2018, which the Company expects to pay in July 2018 and August 2018, respectively. Investors may choose to receive cash distributions or purchase additional shares through the Company's dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on May 10, 2018, the Company's board of directors authorized a stock dividend for the months of June 2018 and July 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on June 30, 2018 and July 31, 2018. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company expects to issue these stock dividends in July 2018 and August 2018.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of March 31, 2018, our total assets were $584.0 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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

All forward-looking statements should be read in light of the risks identified herein in Part II, Item 1A “Risk Factors” and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”).
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
On August 10, 2017, we filed a registration statement on Form S-11 with the SEC to register a proposed follow-on offering. Pursuant to the follow-on offering registration statement, we propose to register up to $500.0 million of shares of common stock for sale to the public in a primary offering. We also propose to register up to $125.0 million of shares of common stock pursuant to our dividend reinvestment plan in the follow-on offering. We can give no assurance that we will commence or complete the follow-on offering.
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

We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of March 31, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of March 31, 2018, we had entered into a joint venture to develop one retail property, which is currently under construction.
As of March 31, 2018, we had sold 11,793,467 and 11,112,527 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $222.5 million in our initial public offering, including 443,593 and 122,861 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $5.3 million. Also as of March 31, 2018, we had redeemed 287,450 and 35,520 shares of Class A and Class T common stock, respectively, for $2.8 million.
We sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on each of April 2, 2014 and July 31, 2014, we issued 120,106 shares of Class A common stock to an entity affiliated with two of our officers and affiliated directors for $1.0 million in separate private transactions exempt from the registration requirements of the Securities Act. On July 14, 2017 and February 13, 2018, we issued 214,175 shares and 10,935 shares, respectively, of Class A common stock to a business associate of two of our officers and affiliated director for $2.0 million and $0.1 million, respectively, in a separate private transaction exempt from the registration requirements of the Securities Act.
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
Liquidity and Capital Resources
On January 7, 2015, we broke escrow in our initial public offering. We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We expect to obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2018, we had sold 11,793,467 and 11,112,527 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $222.5 million in our initial public offering. Additionally, we sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million.

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
Our office and apartment properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2018, we owned four office properties that were 73% occupied and one apartment property that was 90% occupied.
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties as of March 31, 2018:

Property	Number of Rooms	Percentage Occupied for the Three Months Ended March 31, 2018	Average Revenue per Available Room	Average Daily Rate
Springmaid Beach Resort	452	35.7%	$39.46	$110.53
Q&C Hotel	196	81.6%	$141.99	$173.97
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of March 31, 2018, we had an investment in real estate equity securities outstanding with a total book value of $3.1 million.
As of March 31, 2018, we had mortgage debt obligations in the aggregate principal amount of $331.1 million, with a weighted-average remaining term of 2.4 years. As of March 31, 2018, an aggregate amount of $33.1 million was available under our mortgage loans for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and expenses and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments include payments to the dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses, provided that no reimbursements made by us to our advisor or dealer manager may cause total organization and offering expenses incurred by us in connection with our initial public offering (including selling commissions, dealer manager fees, stockholder servicing fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our public offering as of the date of reimbursement. As of March 31, 2018, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $10.5 million. In addition, our advisor and its affiliates will reimburse us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of our initial public offering. Our advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the initial public offering. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of March 31, 2018, our advisor had incurred offering expenses on our behalf related to our private offering of $1.0 million, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. We will also continue to make payments to our dealer manager related to the stockholder servicing fees. Our currently effective advisory agreement expires August 12, 2018 and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2018 did not exceed the charter imposed limitation.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of March 31, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of March 31, 2018, we had entered into a joint venture to develop one retail property, which is currently under construction. During the three months ended March 31, 2018, net cash used in operating activities was $1.9 million. We expect that our cash flows from operating activities will generally increase in future periods as a result of leasing additional space that is currently unoccupied, the development and subsequent operation of 210 West 31st Street, which is currently under construction, and owning real estate securities acquired during 2018 for an entire period.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.3 million for the three months ended March 31, 2018 and primarily consisted of the following:

•	$3.5 million of cash received in connection with the real estate loan receivable payoff;

•	$3.2 million investment in real estate equity securities;

•	$2.0 million of improvements to real estate;

•	$1.8 million of payments for construction in progress; and

•	$0.1 million of proceeds from insurance claims.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.3 million for the three months ended March 31, 2018 and primarily consisted of the following:

•	$5.1 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and stockholder servicing fees of $0.6 million;

•
$1.0 million of net cash used in debt and other financings as a result of principal payments on notes payable of $1.8 million and payments of deferred financing costs of $0.1 million, partially offset by proceeds from notes payable of $0.9 million;

•	$0.8 million of cash used for redemptions of common stock;

•	$0.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.7 million; and

•	$0.4 million of noncontrolling interest contributions.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds from our offering stage, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2018, our borrowings and other liabilities were approximately 61% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$331,144	$64,508	$172,466	$94,170	$—
Interest payments on outstanding debt obligations (2)	32,348	10,881	16,184	5,283	—
Stockholder servicing fee liability (3)	440	440	—	—	—
Capital lease obligations	57,386	560	1,315	1,670	53,841
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2018. We incurred interest expense of $3.9 million, excluding amortization of deferred financing costs of $0.4 million and unrealized gain on interest rate cap of $30,000 and including interest capitalized of $1.4 million for the three months ended March 31, 2018.
(3) Stockholder servicing fee is an annual fee of 1.0% of the purchase price per Class T share sold in our primary public offering for services rendered to Class T stockholders by the broker dealer of record after the initial sale of the Class T share. The stockholder servicing fee will accrue daily and be paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share. The amount shown is the amount estimated as payable as of March 31, 2018 based on the terms of the Class T shares.
In addition, as of March 31, 2018, we expect to incur approximately $12.1 million of development costs through 2018 related to 210 West 31st Street.
Results of Operations
Overview
As of March 31, 2017, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of March 31, 2017, we had entered into a joint venture to develop one retail property, which was under construction. As of March 31, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of March 31, 2018, we had entered into a joint venture to develop one retail property, which is currently under construction. We funded the acquisitions of these investments with proceeds from our terminated private offering, initial public offering and debt financing. Our results of operations for the three months ended March 31, 2018 are not indicative of those in future periods as we commenced operations on September 4, 2014 in connection with our first investment and expect to make future acquisitions of real estate and real estate-related investments. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. Additionally, our investment objectives include acquiring properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.  As of March 31, 2018, the occupancy in our properties has not been stabilized. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space, improving our properties and acquiring additional assets but decrease due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2018 versus the three months ended March 31, 2017
The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Repayments (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2018	2017
Office revenues	$7,599	$1,824	5,775	317%	5,682	93
Hotel revenues	5,510	4,843	$667	14%	—	667
Apartment revenues	1,716	1,739	(23)	(1)%	—	(23)
Interest income from real estate loan receivable	10	99	(89)	(90)%	(89)	—
Office expenses	2,671	580	2,091	361%	2,147	(56)
Hotel expenses	4,790	4,244	546	13%	—	546
Apartment expenses	917	836	81	10%	—	81
Asset management fees to affiliate	935	504	431	86%	337	94
General and administrative expenses	639	575	64	11%	n/a	n/a
Depreciation and amortization	5,103	2,853	2,250	79%	2,565	(315)
Interest expense	2,897	1,709	1,188	70%	n/a	n/a
Other interest income	60	96	(36)	(38)%	n/a	n/a
Equity in income of unconsolidated entity	15	13	2	15%	—	2
Unrealized loss on real estate equity securities	(86)	—	(86)	n/a	(86)	—
Income tax benefit	9	9	—	—%	—	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 related to real estate and real estate-related investments acquired or repaid on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Office revenues increased from $1.8 million for the three months ended March 31, 2017 to $7.6 million for the three months ended March 31, 2018 primarily as a result of the growth in our real estate portfolio. We expect office revenues to vary in future periods based on occupancy rates and rental rates of our office properties.
Hotel revenues increased from $4.8 million for the three months ended March 31, 2017 to $5.5 million for the three months ended March 31, 2018 primarily due to the impact of Hurricane Matthew in October 2016, the result of which placed certain rooms at Springmaid Beach Resort out of service during the three months ended March 31, 2017. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.1 million for the three months ended March 31, 2017 to $10,000 for the three months ended March 31, 2018 as a result of the real estate loan receivable being repaid in full on January 12, 2018.
Office expenses increased from $0.6 million for the three months ended March 31, 2017 to $2.7 million for the three months ended March 31, 2018 primarily as a result of the growth in our real estate portfolio. Hotel expenses increased from $4.2 million for the three months ended March 31, 2017 to $4.8 million for the three months ended March 31, 2018 primarily due to an increase in occupancy rates. Apartment expenses increased from $0.8 million for the three months ended March 31, 2017 to $0.9 million for the three months ended March 31, 2018. We expect total expenses to vary in future periods based on occupancy rates.
Asset management fees to affiliate increased from $0.5 million for the three months ended March 31, 2017 to $0.9 million for the three months ended March 31, 2018 primarily as a result of the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and as a result of owning our investment in real estate equity securities acquired in 2018 for an entire period. Approximately $22,000 of asset management fees incurred were payable as of March 31, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expenses increased from $2.9 million for the three months ended March 31, 2017 to $5.1 million for the three months ended March 31, 2018 primarily due to the growth of our real estate portfolio, partially offset by the effect of fully amortized assets related to properties held throughout both periods. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of the development and subsequent operation of 210 West 31st Street.
Interest expense increased from $1.7 million for the three months ended March 31, 2017 to $2.9 million for the three months ended March 31, 2018 primarily due to increased borrowings in connection with our acquisition activity and increased one-month LIBOR rates during the three months ended March 31, 2018. Excluded from interest expense was $1.4 million and $0.8 million of interest capitalized to our construction in progress during the three months ended March 31, 2018 and 2017, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Unrealized loss on real estate equity securities was $0.1 million during the three months ended March 31, 2018, primarily as a result of decreases in share price of our investment in real estate equity securities.
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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses); adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above- and below-market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Institute for Portfolio Alternatives (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases and mark-to-market adjustments included in net income, are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate; and

•
Mark to Market adjustments included in net income. These are fair value adjustments to derivative instruments and real estate equity securities. We have excluded these adjustments in our calculation of MFFO to more appropriately reflect core operating performance.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2018 and 2017 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2018	2017
Net loss attributable to common stockholders	$(2,867)	$(2,448)
Depreciation of real estate assets	3,187	1,708
Amortization of lease-related costs	1,916	1,145
Adjustments for noncontrolling interests (1)	(224)	(196)
FFO attributable to common stockholders	2,012	209
Straight-line rent and amortization of above- and below-market leases	(1,585)	(183)
Amortization of discounts and closing costs	—	(19)
Unrealized loss on real estate equity securities	86	—
Unrealized losses on derivative instruments	53	50
Adjustments for noncontrolling interests (1)	1	(6)
MFFO attributable to common stockholders	567	51
Other capitalized operating expenses (2)	(426)	(127)
Adjusted MFFO attributable to common stockholders	$141	$(76)
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net loss attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(2) Reflects financing costs that are capitalized with respect to certain renovation projects but excluding development projects. During the time in which we are incurring costs necessary to bring these investments to their intended use, certain financing costs are capitalized in accordance with GAAP and not reflected in our net loss, FFO and MFFO.
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

Through March 31, 2018, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on our behalf in connection with our initial public offering of approximately $10.5 million. As of March 31, 2018, we had recorded $13.8 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of March 31, 2018, we had recorded $2.2 million of other organization and offering expenses, which amounts represent our maximum liability for organization and other offering costs as of March 31, 2018 based on the 1.0% limitation described above.
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
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow provided by operations were as follows for the first quarter of 2018 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share(1)(2)	Distributions Declared Per Class T Share(1)(2)	Distributions Paid (3)			Cash Flows Used in Operations
Period				Cash	Reinvested	Total
First Quarter 2018	$1,082	$0.047	$0.024	$407	$665	$1,072	$(1,928)
_____________________
(1) Distributions for the period from January 1, 2018 through March 31, 2018 were based on daily record dates and were calculated at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock.
(2) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2018, we paid aggregate distributions of $1.1 million, including $0.4 million distributions paid in cash and $0.7 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the three months ended March 31, 2018 was $2.9 million and cash flow used in operations was $1.9 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with prior period cash flow from operating activities in excess of distributions paid. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the three months ended March 31, 2018, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 2% annualized stock dividend per share of common stock if paid each month for a year.  Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
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

We expect that we will fund these cash distributions from interest income on our debt investments, dividend income from real estate equity securities, rental and other income on our real property investments and to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. We may also utilize strategic refinancings to fund cash distributions for investments that have appreciated in value after our acquisition. Generally, our distribution policy is not to pay cash distributions from sources other than cash flow from operations, investment activities and strategic financings. However, we may fund cash distributions from any source and there are no limits to the amount of distributions that we may pay from any source, including proceeds from our public offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, we would look first to other third party borrowings to fund these distributions.
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
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. There have been no significant changes to our policies during 2018, except for our adoption of the revenue recognition and financial instruments standards issued by the Financial Accounting Standards Board effective on January 1, 2018.
Revenue Recognition
Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the entity’s adoption. Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. We elected to apply this standard only to contracts that were not completed as of January 1, 2018.
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by other operating income and tenant reimbursements for substantial services earned at our office properties and hotel revenues. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Hotel Revenue
We recognize revenue for hotels as hotel revenue when earned. Revenues are recorded net of any sales or occupancy tax collected from our guests. Additionally, some of our hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, we book revenue for the room at the price we sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays us directly, we book revenue for the room on a gross basis. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred. Hotel operating revenues are disaggregated in the real estate footnote into the categories of rooms revenue, food, beverage and convention services revenue, campground revenue and other revenue to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Room revenue is generated through contracts with customers whereby the customer agrees to pay a daily rate for right to use a hotel room. Our contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. We record contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay at our hotels. Advanced deposits for room revenue are included in the balance of other liabilities on the consolidated balance sheet. Advanced deposits are recognized as revenue at the time of the guest’s stay. We note no significant judgements regarding the recognition of rooms revenue.
Food, beverage and convention revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or convention services. Our contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the convention facilities and related dining amenities are provided to the customer. We recognize food and beverage revenue upon the fulfillment of the contract with the customer. We record contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future banquet event at our hotels. Advanced deposits for food and beverage revenue are included in the balance of other liabilities on the consolidated balance sheet. Advanced deposits for banquet services are recognized as revenue following the completion of the banquet services. We note no significant judgements regarding the recognition of food and beverage revenue.
Campground revenue is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured.
Real Estate Equity Securities
Our real estate equity securities are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Upon adoption of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”) on January 1, 2018, unrealized gains and losses on real estate equity securities are recognized in earnings.
Dividend income from real estate equity securities is recognized on an accrual basis based on eligible shares as of the ex-dividend date.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. As of May 4, 2018, we had sold 11,930,285 and 11,245,934 shares of Class A and Class T common stock, respectively, in our initial public offering for aggregate gross offering proceeds of $225.1 million. Included in these amounts were 478,578 and 138,454 shares of Class A and Class T common stock, respectively, sold under our dividend reinvestment plan for aggregate gross offering proceeds of $5.7 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Distributions Paid
On April 3, 2018, we paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from March 1, 2018 through March 31, 2018. On May 1, 2018, we paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from April 1, 2018 through April 30, 2018. Distributions for the period from March 1, 2018 through April 30, 2018 were calculated based on stockholders of record each day during the period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On January 25, 2018, our board of directors authorized stock dividends for the month of March 2018, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on March 31, 2018.  We issued the March 2018 stock dividend, consisting of 47,702 shares, on April 4, 2018.
On March 8, 2018, our board of directors authorized stock dividends for the month of April 2018, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on April 30, 2018.  We issued the April 2018 stock dividend, consisting of 48,101 shares, on May 2, 2018.
Distributions Declared
On May 10, 2018, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from June 1, 2018 through June 30, 2018 and July 1, 2018 through July 31, 2018, which we expect to pay in July 2018 and August 2018, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Also on May 10, 2018, our board of directors authorized a stock dividend for the months of June 2018 and July 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on June 30, 2018 and July 31, 2018. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue this stock dividend in July 2018 and August 2018.

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
Movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $331.1 million of variable rate debt outstanding. Based on interest rates as of March 31, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2019, interest expense on our variable rate debt would increase or decrease, respectively, by $3.3 million.
The weighted-average interest rate of our variable rate debt as of March 31, 2018 was 4.5%.  The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2018 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of March 31, 2018 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of March 31, 2018, we owned real estate equity securities with a book value of $3.1 million. Based solely on the prices of real estate equity securities for the three months ended March 31, 2018, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $0.3 million.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook” herein, and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

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
The following risk factor supplements the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
For the three months ended March 31, 2018, we paid aggregate distributions of $1.1 million, including $0.4 million distributions paid in cash and $0.7 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the three months ended March 31, 2018 was $2.9 million and cash flow used in operations was $1.9 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with cash flow from operating activities. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
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
Since our inception in 2013, we have experienced net losses (calculated in accordance with GAAP) for each fiscal year, which have contributed to our cumulative net loss of $17.2 million from inception through March 31, 2018. Our net loss attributable to common stockholders for the three months ended March 31, 2018 was $2.9 million. Our net loss attributable to common stockholders for the year ended December 31, 2017, and from inception through December 31, 2017 was $3.3 million and $14.3 million, respectively. Our net loss attributable to common stockholders for the year ended December 31, 2016, and from inception through December 31, 2016 was $6.5 million and $11.1 million, respectively. The extent of our future operating losses and the timing of when we will achieve profitability are highly uncertain, and we may never achieve or sustain profitability.

PART II.	OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees).  This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.  We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)
During the period covered by this Form 10-Q, we sold the following equity securities that were not registered under the Securities Act of 1933. On February 13, 2018, we issued 10,935 of Class A shares of common stock for $9.15 per share (or an aggregate purchase price of $0.1 million) to a business associate of Keith D. Hall and Peter McMillan III. The shares were issued in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. We did not pay selling commissions or dealer manager fees with respect to this sale. The purchase price reflects a $0.85 discount to the $10.00 per share offering price in our ongoing initial public offering, reflecting that no selling commissions or dealer manager fees were paid on the sale.

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

As of March 31, 2018, we had sold 11,793,467 and 11,112,527 shares of Class A and Class T common stock, respectively, in our ongoing initial public offering for aggregate gross offering proceeds of $222.5 million in our initial public offering, including 443,593 and 122,861 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $5.3 million. As of March 31, 2018, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.
On February 20, 2018, our board of directors approved the termination of our primary public offering stage effective July 31, 2018. Subscriptions must be dated on or before July 31, 2018, and subscriptions and all related documents and funds must be received by us in good order no later than September 28, 2018.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$13,834	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	2,193	Actual
Total expenses	$16,027

______________________________________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears. Our dealer manager will reallow all of the stockholder servicing fees paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of March 31, 2018, we had recorded approximately $1.7 million in stockholder servicing fees, which is the estimated amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering as of March 31, 2018.
(2) Organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) are capped at 1.0% of gross offering proceeds from the primary portion of our initial public offering.  KBS Capital Advisors and its affiliates are responsible for any organization and other offering costs related to the primary portion of our initial public offering that exceed this limit.  The amount included above represents our maximum liability for organization and other offering costs based on the 1.0% limit.  As of March 31, 2018, KBS Capital Advisors and its affiliates had incurred an additional $8.3 million in organization and other offering costs on our behalf in connection with our initial public offering.
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
As of March 31, 2018, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $560.0 million in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity, a leasehold interest through a joint venture to develop one retail property, one first mortgage loan and an investment in real estate equity securities, including $17.9 million of acquisition fees and closing costs and origination fees and expenses.

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
The terms of our share redemption program with respect to redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence are as follows:

•	There is no one-year holding requirement;

•	Additional funds in an amount up to $500,000 are available for redemption; and

•	The redemption price is the estimated NAV of the shares, as determined by our board of directors.
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
During the three months ended March 31, 2018, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	72,262	$8.82	(2)
February 2018	10,602	$8.37	(2)
March 2018	11,025	$8.57	(2)
Total	93,889
_____________________
(1) Pursuant to the program, as amended, we will redeem shares at the purchase prices described above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2018, we redeemed $0.8 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2018 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2018 and the $0.2 million set aside for stockholder’s death, qualifying disability or determination of incompetence, we have $1.8 million available for redemptions during the remainder of 2018, subject to the limitations described above.

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

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	May 11, 2018	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 11, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)