Form 10-Q
period 2018-06-30
KBS Strategic Opportunity REIT II, Inc.
filed 2018-08-10
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 7, 2018, there were 17,853,044 and 11,980,251 outstanding shares of Class A and Class T common stock, respectively, of KBS Strategic Opportunity REIT II, Inc.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
June 30, 2018

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate, net	$529,187	$530,440
Real estate equity securities	7,300	—
Real estate loan receivable, net	—	3,500
Total real estate and real estate-related investments, net	536,487	533,940
Cash and cash equivalents	27,134	29,031
Restricted cash	7,056	6,022
Investment in unconsolidated entity	2,732	2,698
Rents and other receivables	6,241	3,265
Above-market leases, net	74	83
Prepaid expenses and other assets	8,231	7,476
Total assets	$587,955	$582,515
Liabilities and equity
Notes payable, net	$328,674	$328,351
Accounts payable and accrued liabilities	7,357	6,845
Due to affiliates	1,535	1,862
Distributions payable	374	366
Below-market leases, net	8,951	10,783
Other liabilities	13,861	12,399
Total liabilities	360,752	360,606
Commitments and contingencies (Note 12)
Redeemable common stock	1,846	2,611
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 17,619,873 and 16,888,940 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	176	169
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 11,770,887 and 11,031,895 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	118	110
Additional paid-in capital	259,191	245,077
Cumulative distributions and net losses	(47,614)	(39,657)
Accumulated other comprehensive income	134	202
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	212,005	205,901
Noncontrolling interests	13,352	13,397
Total equity	225,357	219,298
Total liabilities and equity	$587,955	$582,515
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Office revenues	$7,361	$1,782	$14,960	$3,606
Hotel revenues	10,263	6,470	15,773	11,313
Apartment revenues	1,803	1,699	3,519	3,438
Dividend income from real estate equity securities	36	—	36	—
Interest income from real estate loan receivable	—	101	10	200
Total revenues	19,463	10,052	34,298	18,557
Expenses:
Office expenses	3,039	597	5,710	1,177
Hotel expenses	6,265	4,788	11,055	9,032
Apartment expenses	965	862	1,882	1,698
Asset management fees to affiliate	986	577	1,920	1,081
General and administrative expenses	604	772	1,244	1,346
Depreciation and amortization	5,069	2,614	10,172	5,467
Interest expense	3,407	1,834	6,304	3,544
Total expenses	20,335	12,044	38,287	23,345
Other income:
Other interest income	91	193	152	289
Equity in income of unconsolidated entity	116	13	131	26
Unrealized gain on real estate equity securities	400	—	314	—
Total other income	607	206	597	315
Net loss before income taxes	(265)	(1,786)	(3,392)	(4,473)
Income tax benefit	—	428	9	437
Net loss	(265)	(1,358)	(3,383)	(4,036)
Net (income) loss attributable to noncontrolling interests	(39)	78	213	308
Net loss attributable to common stockholders	$(304)	$(1,280)	$(3,170)	$(3,728)

Class A Common Stock:
Net loss attributable to common stockholders	$(23)	$(650)	$(1,593)	$(2,138)
Net loss per common share, basic and diluted	$—	$(0.04)	$(0.09)	$(0.14)
Weighted-average number of common shares outstanding, basic and diluted	17,565,835	15,632,018	17,399,380	15,285,252

Class T Common Stock:
Net loss attributable to common stockholders	$(281)	$(630)	$(1,577)	$(1,590)
Net loss per common share, basic and diluted	$(0.02)	$(0.06)	$(0.14)	$(0.19)
Weighted-average number of common shares outstanding, basic and diluted	11,664,545	9,776,935	11,514,548	8,580,397
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(265)	$(1,358)	$(3,383)	$(4,036)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(135)	162	(68)	191
Total other comprehensive (loss) income	(135)	162	(68)	191
Total comprehensive loss	(400)	(1,196)	(3,451)	(3,845)
Total comprehensive (income) loss attributable to noncontrolling interests	(39)	78	213	308
Total comprehensive loss attributable to common stockholders	$(439)	$(1,118)	$(3,238)	$(3,537)
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2017 and the Six Months Ended June 30, 2018
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2016	14,074,793	$140	6,046,591	$61	$176,021	$(27,817)	$(111)	$148,294	$11,674	$159,968
Net loss	—	—	—	—	—	(3,272)	—	(3,272)	(26)	(3,298)
Other comprehensive income	—	—	—	—	—	—	313	313	—	313
Issuance of common stock	2,641,090	27	4,822,456	48	71,841	—	—	71,916	—	71,916
Stock dividends issued	308,857	3	184,606	2	4,643	(4,648)	—	—	—	—
Redemptions of common stock	(135,800)	(1)	(21,758)	(1)	(1,357)	—	—	(1,359)	—	(1,359)
Transfers to redeemable common stock	—	—	—	—	(490)	—	—	(490)	—	(490)
Distributions declared	—	—	—	—	—	(3,920)	—	(3,920)	—	(3,920)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,913)	—	—	(4,913)	—	(4,913)
Other offering costs	—	—	—	—	(668)	—	—	(668)	—	(668)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	1,774	1,774
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(25)	(25)
Balance, December 31, 2017	16,888,940	$169	11,031,895	$110	$245,077	$(39,657)	$202	$205,901	$13,397	$219,298
Net loss	—	—	—	—	—	(3,170)	—	(3,170)	(213)	(3,383)
Other comprehensive loss	—	—	—	—	—	—	(68)	(68)	—	(68)
Issuance of common stock	762,335	7	665,366	7	13,705	—	—	13,719	—	13,719
Stock dividends issued	171,682	2	113,539	1	2,578	(2,581)	—	—	—	—
Redemptions of common stock	(203,084)	(2)	(39,913)	—	(2,120)	—	—	(2,122)	—	(2,122)
Transfers from redeemable common stock	—	—	—	—	765	—	—	765	—	765
Distributions declared	—	—	—	—	—	(2,206)	—	(2,206)	—	(2,206)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(685)	—	—	(685)	—	(685)
Other offering costs	—	—	—	—	(129)	—	—	(129)	—	(129)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	518	518
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(350)	(350)
Balance, June 30, 2018	17,619,873	$176	11,770,887	$118	$259,191	$(47,614)	$134	$212,005	$13,352	$225,357
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,383)	$(4,036)
Adjustment to reconcile net loss to net cash provided by operating activities
Equity in income of unconsolidated entity	(131)	(26)
Distribution of earnings from unconsolidated entity	29	26
Depreciation and amortization	10,172	5,467
Unrealized gain on real estate equity securities	(314)	—
Insurance proceeds received for repair and cleanup costs	—	2,368
Noncash interest income on real estate-related investment	—	(38)
Deferred rents	(1,042)	(11)
Bad debt expense	179	213
Amortization of above- and below-market leases, net	(1,823)	(329)
Amortization of deferred financing costs	530	384
Unrealized (gain) loss on derivative instruments	(61)	73
Changes in operating assets and liabilities:
Rents and other receivables	(2,259)	380
Prepaid expenses and other assets	(1,370)	(995)
Accounts payable and accrued liabilities	412	(3,104)
Due to affiliates	6	6
Other liabilities	1,621	417
Net cash provided by operating activities	2,566	795
Cash Flows from Investing Activities:
Improvements to real estate	(4,768)	(4,489)
Investment in real estate securities	(6,986)	—
Payments for construction in progress	(3,244)	(2,325)
Payoff of real estate loan receivable	3,500	—
Purchase of interest rate cap agreement	(8)	—
Proceeds from insurance claims	237	908
Net cash used in investing activities	(11,269)	(5,906)
Cash Flows from Financing Activities:
Proceeds from notes payable	1,753	1,951
Principal payments on notes payable	(2,166)	—
Payments of deferred financing costs	(100)	(58)
Principal payments on capital lease obligations	(175)	—
Proceeds from issuance of common stock	12,509	52,336
Payments to redeem common stock	(2,122)	(302)
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	(1,185)	(3,161)
Distributions paid	(842)	(677)
Noncontrolling interest contributions	518	80
Distributions to noncontrolling interest	(350)	(25)
Net cash provided by financing activities	7,840	50,144
Net (decrease) increase in cash, cash equivalents and restricted cash	(863)	45,033
Cash, cash equivalents and restricted cash, beginning of period	35,053	47,126
Cash, cash equivalents and restricted cash, end of period	$34,190	$92,159
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,607 and $1,710 for the six months ended June 30, 2018 and 2017, respectively	$5,160	$2,595
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$1,356	$1,084
Increase in accrued improvements to real estate	$218	$158
Increase in other offering costs due to affiliates	$129	$496
Stock dividends issued	$2,581	$2,225
Increase in distributions payable	$8	$51
Foreign currency translation (loss) gain on investment in unconsolidated entity	$(68)	$191
Increase in construction in progress payable	$23	$649
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The Company expects to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments may include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. The Company may also invest in entities that make similar investments. As of June 30, 2018, the Company had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally as of June 30, 2018, the Company had entered into a joint venture to develop one retail property, which is currently under construction.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

On January 7, 2015, the Company broke escrow in the Public Offering and through June 30, 2018, the Company had sold 12,242,387 and 11,443,519 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $230.0 million, including 496,426 and 146,459 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $6.0 million. Also as of June 30, 2018, the Company had redeemed 410,408 and 61,671 shares of Class A and Class T common stock, respectively, for $4.1 million.
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
The Company ceased offering shares of common stock in the primary offering on July 31, 2018 and is continuing to process subscriptions. Subscriptions must be dated on or before July 31, 2018, and subscriptions and all related documents and funds must be received by the Company in good order no later than September 28, 2018.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
June 30, 2018
(unaudited)

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
Room revenue is generated through contracts with customers whereby the customer agrees to pay a daily rate for right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from the Company’s hotel. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay at the Company’s hotels. Advanced deposits for room revenue are included in the balance of other liabilities on the consolidated balance sheet. Advanced deposits are recognized as revenue at the time of the guest’s stay. The Company notes no significant judgments regarding the recognition of rooms revenue.
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
June 30, 2018
(unaudited)

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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2018 and 2017. For the purpose of determining the weighted-average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

The Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock during the three and six months ended June 30, 2018 and 2017 as follows:

Three Months Ended June 30,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2017	0.005001 shares	121,213
2018	0.005001 shares	144,436
_____________________
(1) Amount declared per share outstanding includes monthly dividends and assumes each share was issued and outstanding for the entire periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.

Six Months Ended June 30,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2017	0.010002 shares	225,738
2018	0.010002 shares	285,221
_____________________
(1) Amount declared per share outstanding includes monthly dividends and assumes each share was issued and outstanding for the entire periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Until the Company established an estimated net asset value per share of common stock on June 6, 2017, for the purpose of calculating the dollar amount of the Class A and Class T stock dividends issued, the Company used the Class A and Class T primary offering price at the time of issuance.
Cash distributions declared per share of Class A common stock were $0.048 and $0.095 for the three and six months ended June 30, 2018, respectively. Cash distributions declared per share of Class T common stock were $0.025 and $0.049 for the three and six months ended June 30, 2018, respectively. The declared rate of cash distributions for Class T Shares is different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date during the three and six months ended June 30, 2018. Each day during the period from January 1, 2018 through June 30, 2018 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date.
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
June 30, 2018
(unaudited)

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
The Company’s calculated earnings per share for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss attributable to common stockholders	$(304)	$(1,280)	$(3,170)	$(3,728)
Less: Class A Common Stock cash distributions declared	836	728	1,642	1,410
Less: Class T Common Stock cash distributions declared	288	232	564	402
Undistributed net loss attributable to common stockholders	$(1,428)	$(2,240)	$(5,376)	$(5,540)
Class A Common Stock:
Undistributed net loss attributable to common stockholders	$(859)	$(1,378)	$(3,235)	$(3,548)
Class A Common Stock cash distributions declared	836	728	1,642	1,410
Net loss attributable to Class A common stockholders	$(23)	$(650)	$(1,593)	$(2,138)
Net loss per common share, basic and diluted	$—	$(0.04)	$(0.09)	$(0.14)
Weighted-average number of common shares outstanding, basic and diluted	17,565,835	15,632,018	17,399,380	15,285,252
Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(569)	$(862)	$(2,141)	$(1,992)
Class T Common Stock cash distributions declared	288	232	564	402
Net loss attributable to Class T common stockholders	$(281)	$(630)	$(1,577)	$(1,590)
Net loss per common share, basic and diluted	$(0.02)	$(0.06)	$(0.14)	$(0.19)
Weighted-average number of common shares outstanding, basic and diluted	11,664,545	9,776,935	11,514,548	8,580,397
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
June 30, 2018
(unaudited)

Recently Issued Accounting Standards Updates
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new lease accounting standard on its consolidated financial statements. Upon adoption of ASU No. 2016-02, the Company expects to adopt the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company will 1) not reassess whether any expired or existing contracts are or contain leases, 2) not reassess the lease classification for any expired or existing lease, and 3) not reassess initial direct costs for any existing leases. The Company does not expect to elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company expects to adopt the practical expedient for land easements to not assess whether existing or expired land easements that were not previously accounted for as leases under the current lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”), which provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon adoption of the lease accounting standard under Topic 842, the Company expects to adopt this practical expedient, specifically related to its tenant reimbursements which would otherwise be accounted for under the new revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the lease component would be classified as an operating lease. In addition, ASU No. 2018-11 provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company expects to adopt this transition method upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.

3.	REAL ESTATE
As of June 30, 2018, the Company’s real estate portfolio was composed of two hotel properties, four office properties and one apartment building. In addition, the Company has entered into a consolidated joint venture to develop one retail property, which is currently under construction. The following table summarizes the Company’s real estate as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Land	$104,138	$104,138
Buildings and improvements	366,988	362,210
Construction in progress	67,232	63,732
Tenant origination and absorption costs	18,510	19,006
Total real estate, cost	556,868	549,086
Accumulated depreciation and amortization	(27,681)	(18,646)
Total real estate, net	$529,187	$530,440

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

The following table provides summary information regarding the Company’s real estate as of June 30, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$33,154	$—	$60,592	$(5,750)	$54,842	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	53,036	—	54,268	(4,955)	49,313	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	11,606	553	14,009	(1,352)	12,657	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	34,060	3,643	52,409	(4,615)	47,794	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	76,503	—	102,725	(3,076)	99,649	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Retail	—	67,232	—	67,232	—	67,232	80.0%
Oakland City Center	08/18/2017	Oakland	CA	Office	22,150	138,713	11,514	172,377	(6,847)	165,530	100.0%
Madison Square (3)	10/03/2017	Phoenix	AZ	Office	10,540	19,916	2,800	33,256	(1,086)	32,170	90.0%
					$104,138	$434,220	$18,510	$556,868	$(27,681)	$529,187
_____________________
(1) Building and improvements includes construction in progress.
(2) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114. As of June 30, 2018, the capital lease asset had a carrying value of $6.8 million included in construction in progress.
(3) The Company acquired the rights to a leasehold interest with respect to the land at this property. This property was formerly known as Grace Court and was re-named Madison Square in connection with the Company’s re-branding strategy of this property.
Office Properties
As of June 30, 2018, the Company owned four office properties encompassing in the aggregate 864,941 rentable square feet which were 72% occupied. The following table provides detailed information regarding the Company’s office revenues and expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Office revenues:
Rental income	$6,585	$1,716	$13,429	$3,466
Tenant reimbursements and other income (1)	776	66	1,531	140
Office revenues	$7,361	$1,782	$14,960	$3,606

Office expenses:
Operating, maintenance, and management	$2,134	$405	$3,853	$796
Real estate taxes and insurance	905	192	1,857	381
Office expenses	$3,039	$597	$5,710	$1,177
_____________________
(1) For the three and six months ended June 30, 2018, included in tenant reimbursements and other income for office properties is $0.2 million and $0.4 million, respectively, of other operating income and tenant reimbursements for substantial services accounted for under ASU No. 2014-09.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2018, the leases had remaining terms, excluding options to extend, of up to 10.2 years with a weighted-average remaining term of 3.9 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million as of June 30, 2018 and December 31, 2017.
During the three and six months ended June 30, 2018, the Company recognized deferred rent from tenants of $0.4 million and $1.0 million, respectively, net of lease incentive amortization. During the six months ended June 30, 2017, the Company recognized deferred rent from tenants of $11,000, net of lease incentive amortization. As of June 30, 2018 and December 31, 2017, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $2.4 million and $1.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million of unamortized lease incentives as of June 30, 2018 and December 31, 2017.
As of June 30, 2018, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2018 through December 31, 2018	$10,845
2019	20,498
2020	17,789
2021	14,935
2022	11,748
Thereafter	27,741
$103,556
As of June 30, 2018, the Company’s commercial real estate properties were leased to approximately 100 tenants over a diverse range of industries and geographic areas. As of June 30, 2018, the highest tenant industry concentrations (greater than 10% of annualized base rent) in the Company’s portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	11	$3,564	15.3%
Public Administration (Government)	6	3,168	13.6%
Professional, Scientific and Legal	12	2,970	12.7%
Finance	13	2,505	10.7%
		$12,207	52.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Hotel Properties
As of June 30, 2018, the Company owned two hotel properties. The following table provides detailed information regarding the Company’s hotel revenues and expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Hotel revenues:
Room	$8,002	4,736	$12,112	8,330
Food, beverage and convention services	1,503	1,002	2,318	1,754
Campground	292	278	582	550
Other	466	454	761	679
Hotel revenues	$10,263	$6,470	$15,773	$11,313

Hotel expenses:
Room	$1,765	1,182	$3,015	2,213
Food, beverage and convention services	1,197	836	1,921	1,513
General and administrative	809	581	1,445	1,147
Sales and marketing	797	764	1,449	1,368
Repairs and maintenance	509	454	995	896
Utilities	276	232	552	452
Property taxes and insurance	421	400	864	783
Other	491	339	814	660
Hotel expenses	$6,265	$4,788	$11,055	$9,032
Contract liabilities
The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay or a deposit for a future banquet event at the Company’s hotels. Advanced deposits are recognized as revenue at the time of the guest’s stay or completion of the banquet services. The following table summarizes the Company’s contract liabilities, which are included in other liabilities in the accompanying consolidated balance sheets, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Contract liability	$992	$358
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$231	(1)
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Apartment Property
As of June 30, 2018, the Company owned one apartment property with 292 units which was 94% occupied. The following table provides detailed information regarding the Company’s apartment revenues and expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Apartment revenues:
Rental income	$1,645	$1,603	$3,229	$3,218
Tenant reimbursements and other income	158	96	290	220
Apartment revenues	$1,803	$1,699	$3,519	$3,438

Apartment expenses:
Operating, maintenance, and management	$636	$534	$1,205	$1,021
Real estate taxes and insurance	329	328	677	677
Apartment expenses	$965	$862	$1,882	$1,698
Geographic Concentration Risk
As of June 30, 2018, the Company’s real estate investments in California and New York represented 53.2% and 11.4%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New York real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Cost	$18,510	$19,006	$99	$99	$(12,527)	$(12,869)
Accumulated Amortization	(5,355)	(3,473)	(25)	(16)	3,576	2,086
Net Amount	$13,155	$15,533	$74	$83	$(8,951)	$(10,783)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(1,164)	$(716)	$(5)	$(1)	$885	$158

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(2,378)	$(1,713)	$(9)	$(3)	$1,832	$332
As of June 30, 2018 and December 31, 2017, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.4 million, which is amortized on a straight line basis over 31.8 years. During each of the three months ended June 30, 2018 and 2017, the Company recorded amortization expense of $20,000 related to the housing subsidy intangible asset. During each of the six months ended June 30, 2018 and 2017, the Company recorded amortization expense of $40,000 related to the housing subsidy intangible asset.
Additionally, as of June 30, 2018 and December 31, 2017, the Company had recorded property tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $2.5 million and $2.8 million, respectively, which are amortized on a straight line basis over a range of 0.7 to 6.6 years. During the three and six months ended June 30, 2018, the Company recorded amortization expense of $0.1 million and $0.3 million, respectively, related to the property tax abatement intangible assets.

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2017, the Company had originated one real estate loan receivable. On January 12, 2018, the real estate loan receivable was repaid in full. Information for the real estate loan receivable was as follows (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2018	Book Value as of June 30, 2018 (1)	Book Value as of December 31, 2017 (1)	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$—	$—	$3,500	9.25%	(2)	(2)
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2018 (in thousands):

Real estate loan receivable - December 31, 2017	$3,500
Principal repayment	(3,500)
Real estate loan receivable - June 30, 2018	$—
For the three and six months ended June 30, 2018 and 2017, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest income	$—	$82	$10	$162
Amortization of closing costs and origination fees, net	—	19	—	38
Interest income from real estate loan receivable	$—	$101	$10	$200

6.	REAL ESTATE EQUITY SECURITIES
During the six months ended June 30, 2018, the Company purchased 852,797 shares of common stock of Franklin Street Properties Corp. (NYSE Ticker: FSP) for an aggregate purchase price of $7.0 million. The Company’s real estate equity securities are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses on real estate equity securities are recognized in earnings.
The following summarizes the activity related to real estate equity securities for the six months ended June 30, 2018 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Total
Real estate equity securities - December 31, 2017	$—	$—	$—
Acquisition of real estate equity securities	6,800	—	6,800
Acquisition fee to affiliate and purchase commission	186	—	186
Unrealized change in market value of real estate equity securities	—	314	314
Real estate equity securities - June 30, 2018	$6,986	$314	$7,300

7.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the three and six months ended June 30, 2018, the Company recognized $116,000 and $131,000, respectively, of income with respect to this investment. During the three and six months ended June 30, 2017, the Company recognized $13,000 and $26,000, respectively, of income with respect to this investment.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

8.	NOTES PAYABLE
As of June 30, 2018 and December 31, 2017, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of June 30, 2018	Book Value as of December 31, 2017	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$37,640	$38,000	One-month LIBOR + 3.00%	4.98%	Principal & Interest	12/30/2018
Q&C Hotel Mortgage Loan	26,524	28,330	One-month LIBOR + 3.25%	5.23%	Principal & Interest	12/17/2018
2200 Paseo Verde Mortgage Loan (2)	7,947	7,947	One-month LIBOR + 2.25%	4.23%	Interest Only (2)	07/01/2020
Lincoln Court Mortgage Loan	33,500	33,500	One-month LIBOR + 1.75%	3.84%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan	72,100	72,100	One-month LIBOR + 2.66%	4.66%	Interest Only	12/01/2019
210 West 31st Street Mortgage Loan (3)	37,516	35,763	One-month LIBOR + 5.50%	7.48%	Interest Only	12/01/2019
Oakland City Center Mortgage Loan (4)	94,500	94,500	One-month LIBOR + 1.75%	3.73%	Interest Only (4)	09/01/2022
Madison Square Mortgage Loan (5)	21,895	21,895	One-month LIBOR + 4.05% (5)	6.12%	Interest Only	10/09/2020
Total notes payable principal outstanding	331,622	332,035
Deferred financing costs, net	(2,948)	(3,684)
Total notes payable, net	$328,674	$328,351
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2018 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at June 30, 2018, where applicable.
(2) As of June 30, 2018, $7.9 million had been disbursed to the Company and up to $1.6 million is available for future disbursements to be used for tenant improvement costs, capital improvements costs and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning August 1, 2019, monthly payments include principal amortization payments of $10,000 per month.
(3) As of June 30, 2018, $37.5 million had been disbursed to the Company and up to $9.6 million is available for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
(4) As of June 30, 2018, $94.5 million had been disbursed to the Company and up to $8.9 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning October 1, 2020, monthly payments will include principal and interest with principal payments of $110,000 or, in the event the Company repays any principal of the loan amount, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%, subject to certain terms and conditions contained in the loan documents.
(5) As of June 30, 2018, $21.9 million had been disbursed to the Company and up to $12.2 million is available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents. The Madison Square Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%. The property securing this mortgage loan was formerly known as Grace Court and was re-named Madison Square in connection with the Company’s re-branding strategy of the property.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

During the three and six months ended June 30, 2018, the Company incurred $3.4 million and $6.3 million, respectively, of interest expense. During the three and six months ended June 30, 2017, the Company incurred $1.8 million and $3.5 million, respectively, of interest expense. Included in interest expense was: (i) the amortization of deferred financing costs of $0.4 million and $0.8 million for three and six months ended June 30, 2018, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively, (ii) the capitalization of interest to construction in progress related to its redevelopment project at 210 West 31st Street, which decreased interest expense by $1.3 million and $2.6 million for three and six months ended June 30, 2018, respectively, and $0.9 million and $1.7 million for three and six months ended June 30, 2017, respectively, and (iii) an unrealized loss of $20,000 and an unrealized gain of $10,000 on interest rate cap agreements for the three and six months ended June 30, 2018, respectively, and unrealized losses related to interest rate cap agreements of $23,000 and $73,000 for the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company’s interest payable was $1.3 million and $1.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2018 (in thousands):

July 1, 2018 through December 31, 2018	$64,164
2019	109,666
2020	63,622
2021	1,320
2022	92,850
$331,622
The Company’s notes payable contain financial and non-financial debt covenants. As of June 30, 2018, the Company was in compliance with all debt covenants, except that the borrowers under the Q&C Hotel Mortgage Loan and Madison Square Mortgage Loan were out of debt service coverage compliance. Such non-compliance does not constitute an event of default under the applicable loan agreements. Under the Q&C Hotel Mortgage Loan, as a result of such non-compliance, the Company is required to make a principal paydown. Under the Madison Square Mortgage Loan, as a result of such non-compliance, the Company is required to maintain an interest shortfall reserve.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

As of June 30, 2018, the Company had four interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of June 30, 2018 and December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	June 30, 2018	December 31, 2017	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$—	$—	Prepaid expenses and other assets
Interest Rate Cap	12/15/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Interest Rate Cap	12/01/2016	12/01/2019	$47,110	One-month LIBOR at 3.00%	21	9	Prepaid expenses and other assets
Interest Rate Cap	10/03/2017	10/15/2019	$34,125	One-month LIBOR at 3.00%	10	4	Prepaid expenses and other assets
Interest Rate Cap	02/02/2018	12/30/2018	$26,000	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$31	$13
During the three months ended June 30, 2018, the Company recorded an unrealized loss of $20,000 on interest rate cap agreements, which is included in interest expense on the accompanying consolidated statements of operations. During the six months ended June 30, 2018, the Company recorded an unrealized gain of $10,000 on interest rate cap agreements, which is included as an offset to interest expense on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2017, the Company recorded an unrealized loss of $23,000 and $73,000, respectively, on interest rate cap agreements, which is included in interest expense on the accompanying consolidated statements of operations.
The Company enters into foreign currency forward contracts to mitigate its exposure to foreign currency exchange rate movements on its investment in unconsolidated entity. The foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future.
The following table summarizes the notional amount and other information related to the Company’s foreign currency forward contract as of June 30, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

Derivative Instrument	Notional Amount	Strike Price	Trade Date	Maturity Date
Derivative instrument not designated as hedging instrument
Foreign currency forward contract	$2,668	1.2704 USD-EUR	09/05/2017	09/07/2021
During the three and six months ended June 30, 2018, the Company recorded a foreign currency gain of $135,000 and $51,000, respectively, on foreign currency forward contract, which is included as an offset to general and administrative expenses on the accompanying consolidated statements of operations. The fair value of the foreign currency forward contract was $27,000 and $79,000 liability as of June 30, 2018 and December 31, 2017, respectively, included in other liabilities on the accompanying balance sheets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
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
June 30, 2018
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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of June 30, 2018 and December 31, 2017, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$—	$—	$—	$3,500	$3,500	$3,500
Financial liability:
Notes payable	$331,622	$328,674	$333,932	$332,035	$328,351	$333,336
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
As of June 30, 2018, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$7,300	$7,300	$—	$—
Asset derivatives - interest rate caps	$31	$—	$31	$—
Liability derivative - foreign currency forward contract	$27	$—	$27	$—

11.	RELATED PARTY TRANSACTIONS
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage. At renewal in June 2018, the Company, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The Company, together with KBS Strategic Opportunity REIT, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2019.
During the three and six months ended June 30, 2018 and 2017, no other business transactions occurred between the Company and these other KBS-sponsored programs.
The Advisory Agreement has a one-year term that expires August 12, 2018. The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2018 and 2017, respectively, and any related amounts payable as of June 30, 2018 and December 31, 2017 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2018	December 31, 2017
	2018	2017	2018	2017
Expensed
Asset management fees	$986	$577	$1,920	$1,081	$20	$22
Reimbursable operating expenses (1)	132	71	224	174	50	42
Capitalized
Acquisition fees	108	9	215	25	114	76
Asset management fees	—	—	—	67	—	—
Additional Paid-in Capital
Sales commissions	223	759	424	1,761	—	—
Dealer manager fees	136	437	245	1,047	—	—
Stockholder servicing fees (2)	3	432	16	536	180	680
Reimbursable other offering costs (3)	68	185	129	496	1,171	1,042
	$1,656	$2,470	$3,173	$5,187	$1,535	$1,862

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2018 and 2017. The Advisor may seek reimbursement for certain other employee costs under the Advisory Agreement. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Reflects the estimated amount of the stockholder servicing fee payable based on the terms of the Class T Shares.
(3) See “Other Offering Costs” below.
During the six months ended June 30, 2018 and 2017, the Advisor reimbursed the Company $35,000 and $21,000, respectively, for a property insurance rebate.
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
Through June 30, 2018, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $10.8 million. As of June 30, 2018, the Company had recorded $14.2 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of June 30, 2018, the Company had recorded $2.3 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of June 30, 2018 based on the 1.0% limitation described above.
In addition, as of June 30, 2018, the Advisor had incurred $31,000 in organization and offering costs on behalf of the Company in connection with a proposed follow-on offering the Company filed with the SEC on August 10, 2017. As of June 30, 2018, the Company had not commenced the follow-on offering and therefore had not recorded any of these organization and offering expenses as they are subject to the 1.0% limitation described above.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

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
During the three and six months ended June 30, 2018, the Company incurred $0.2 million and $0.3 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations. During each of the three and six months ended June 30, 2017, the Company incurred $0.1 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three and six months ended June 30, 2018, the Company incurred $0.1 million and $0.2 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2017, the Company incurred $0.1 million and $0.2 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three and six months ended June 30, 2018, the Company incurred $0.3 million and $0.6 million, respectively, of fees related to the Marriott franchise agreement. During the three and six months ended June 30, 2017, the Company incurred $0.3 million and $0.4 million, respectively, of fees related to the Marriott franchise agreement.
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
Lease Obligations
As of June 30, 2018, the Company had leasehold interests expiring on various expiration dates between July 1, 2018 and 2114. Future minimum lease payments owed by the Company under the capital leases as of June 30, 2018 are as follows (in thousands):

July 1, 2018 through December 31, 2018	$240
2019	635
2020	680
2021	735
2022	935
Thereafter	53,841
Total expected minimum lease obligations	57,066
Less: Amount representing interest (1)	(48,752)
Present value of net minimum lease payments (2)	$8,314
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments are presented in other liabilities in the accompanying consolidated balance sheets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2018. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Status of the Offering
The Company commenced the Public Offering on August 12, 2014 and broke escrow on January 7, 2015. The Company ceased offering shares of common stock in the primary offering on July 31, 2018 and is continuing to process subscriptions. Subscriptions must be dated on or before July 31, 2018, and subscriptions and all related documents and funds must be received by the Company in good order no later than September 28, 2018. As of August 7, 2018, the Company had sold 12,446,971 and 11,615,607 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $233.6 million. Included in these amounts were 531,570 and 162,456 shares of Class A and Class T common stock, respectively, sold under the Company’s dividend reinvestment plan for aggregate gross offering proceeds of $6.4 million.
Cash Distributions Paid
On July 3, 2018, the Company paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from June 1, 2018 through June 30, 2018. On August 1, 2018, the Company paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from July 1, 2018 through July 31, 2018. Distributions for the period from June 1, 2018 through July 31, 2018 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Stock Dividends Issued
On May 10, 2018, the Company’s board of directors authorized stock dividends for the month of June 2018, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on June 30, 2018.  The Company issued the June 2018 stock dividend, consisting of 48,994 shares, on July 5, 2018.
On May 10, 2018, the Company’s board of directors authorized stock dividends for the month of July 2018, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on July 31, 2018.  The Company issued the July 2018 stock dividends, consisting of 49,556 shares, on August 2, 2018.
Distributions Declared
On July 13, 2018, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from August 1, 2018 through August 31, 2018, which the Company expects to pay in September 2018. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during this period at a rate of $0.00052548 per share per day.
Also on July 13, 2018, the Company’s board of directors authorized a stock dividend for the month of August 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on August 31, 2018. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company expects to issue this stock dividend in September 2018.
On August 9, 2018, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the periods from September 1, 2018 through September 30, 2018 and October 1, 2018 through October 31, 2018, which the Company expects to pay in October 2018 and November 2018, respectively. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00052548 per share per day.
Also on August 9, 2018, the Company’s board of directors authorized a stock dividend for the months of September 2018 and October 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on September 30, 2018 and October 31, 2018, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company expects to issue these stock dividends in October 2018 and November 2018, respectively.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of June 30, 2018, our total assets were $588.0 million. You will not have an opportunity to evaluate our investments before we make them, making our future operations speculative.

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

•
We raised substantially less than the maximum offering amount in our initial public offering. Therefore, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue.

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

All forward-looking statements should be read in light of the risks identified herein in Part II, Item 1A “Risk Factors” and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”).
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
We ceased offering shares of common stock in our primary public offering on July 31, 2018 and are continuing to process subscriptions. Subscriptions must be dated on or before July 31, 2018, and subscriptions and all related documents and funds must be received by us in good order no later than September 28, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We intend to use substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments will include the acquisition of distressed debt, the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investment in opportunistic real estate and investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations. We may also invest in entities that make similar investments. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. As of June 30, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of June 30, 2018, we had entered into a joint venture to develop one retail property, which is currently under construction.
As of June 30, 2018, we had sold 12,242,387 and 11,443,519 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $230.0 million in our initial public offering, including 496,426 and 146,459 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $6.0 million. Also as of June 30, 2018, we had redeemed 410,408 and 61,671 shares of Class A and Class T common stock, respectively, for $4.1 million.
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

Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; capital commitments and development expenses under our joint venture agreements; and payments of distributions to stockholders.
To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering;

•	Proceeds from our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate investments.
As of June 30, 2018, we had sold 12,242,387 and 11,443,519 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $230.0 million in our initial public offering. Additionally, we sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million. We ceased offering shares of common stock in our primary public offering on July 31, 2018 and are continuing to process subscriptions. Subscriptions must be dated on or before July 31, 2018, and subscriptions and all related documents and funds must be received by us in good order no later than September 28, 2018.
To date, we have invested a significant amount of the proceeds from the primary public offering in real estate and do not anticipate making additional real estate acquisitions due to the termination of the primary portion of our initial public offering on July 31, 2018. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
As of June 30, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of June 30, 2018, we had entered into a joint venture to develop one retail property, which is currently under construction.
Our office and apartment properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2018, we owned four office properties that were 72% occupied and one apartment property that was 94% occupied.
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties as of June 30, 2018:

Property	Number of Rooms	Percentage Occupied for the Six Months Ended June 30, 2018	Average Revenue per Available Room	Average Daily Rate
Springmaid Beach Resort	452	57.8%	$88.52	$153.16
Q&C Hotel	196	80.5%	$137.19	$170.43
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of June 30, 2018, we had an investment in real estate equity securities outstanding with a total book value of $7.3 million.
As of June 30, 2018, we had mortgage debt obligations in the aggregate principal amount of $331.6 million, with a weighted-average remaining term of 2.1 years. As of June 30, 2018, an aggregate amount of $32.3 million was available under our mortgage loans for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and expenses and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments include payments to the dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee and payments to the dealer manager and our advisor for reimbursement of certain commercially reasonable organization and offering expenses, provided that no reimbursements made by us to our advisor or dealer manager may cause total organization and offering expenses incurred by us in connection with our initial public offering (including selling commissions, dealer manager fees, stockholder servicing fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our public offering as of the date of reimbursement. As of June 30, 2018, our advisor has incurred organization and offering expenses on our behalf related to our initial public offering of approximately $10.8 million. In addition, our advisor and its affiliates will reimburse us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceed 1.0% of gross offering proceeds from the primary portion of our initial public offering. Our advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the initial public offering. There was no limit on the organization and offering expenses we could incur in connection with our private offering. As of June 30, 2018, our advisor had incurred offering expenses on our behalf related to our private offering of $1.0 million, all of which have been reimbursed from proceeds from our now terminated private offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. We will also continue to make payments to our dealer manager related to the stockholder servicing fees based on the terms of the Class T Shares. Our currently effective advisory agreement expires August 12, 2018 and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2018 did not exceed the charter imposed limitation.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of June 30, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of June 30, 2018, we had entered into a joint venture to develop one retail property, which is currently under construction. During the six months ended June 30, 2018, net cash provided by operating activities was $2.6 million. We expect that our cash flows from operating activities will generally increase in future periods as a result of leasing additional space that is currently unoccupied, the development and subsequent operation of 210 West 31st Street, which is currently under construction, and owning real estate securities acquired during 2018 for an entire period.
Cash Flows from Investing Activities
Net cash used in investing activities was $11.3 million for the six months ended June 30, 2018 and primarily consisted of the following:

•	$7.0 million investment in real estate equity securities;

•	$4.8 million of improvements to real estate;

•	$3.5 million of cash received in connection with the real estate loan receivable payoff;

•	$3.2 million of payments for construction in progress; and

•	$0.2 million of proceeds from insurance claims.
Cash Flows from Financing Activities
Net cash provided by financing activities was $7.8 million for the six months ended June 30, 2018 and primarily consisted of the following:

•	$11.3 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and stockholder servicing fees of $1.2 million;

•	$2.1 million of cash used for redemptions of common stock;

•	$0.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.4 million;

•
$0.5 million of net cash used in debt and other financings as a result of principal payments on notes payable of $2.2 million and payments of deferred financing costs of $0.1 million, partially offset by proceeds from notes payable of $1.8 million;

•	$0.5 million of noncontrolling interest contributions;

•	$0.4 million of distributions to noncontrolling interest; and

•	$0.2 million of principal payments on capital lease obligations.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds from our offering stage, we expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2018, our borrowings and other liabilities were approximately 60% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$331,622	$64,164	$173,288	$94,170	$—
Interest payments on outstanding debt obligations (2)	30,904	7,702	17,423	5,779	—
Stockholder servicing fee liability (3)	180	180	—	—	—
Capital lease obligations	57,066	240	1,315	1,670	53,841
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2018. We incurred interest expense of $8.1 million, excluding amortization of deferred financing costs of $0.8 million and unrealized gain on interest rate cap of $10,000 and including interest capitalized of $2.6 million for the six months ended June 30, 2018.
(3) Stockholder servicing fee is an annual fee of 1.0% of the purchase price per Class T share sold in our primary public offering for services rendered to Class T stockholders by the broker dealer of record after the initial sale of the Class T share. The stockholder servicing fee will accrue daily and be paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share. The amount shown is the amount estimated as payable as of June 30, 2018 based on the terms of the Class T shares.
In addition, as of June 30, 2018, we expect to incur approximately $10.9 million of development costs related to 210 West 31st Street.
Results of Operations
Overview
As of June 30, 2017, we had invested in two hotel properties, two office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of June 30, 2017, we had entered into a joint venture to develop one retail property, which was under construction. As of June 30, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of June 30, 2018, we had entered into a joint venture to develop one retail property, which is currently under construction. We funded the acquisitions of these investments with proceeds from our terminated private offering, initial public offering and debt financing. Our results of operations for the three and six months ended June 30, 2018 are not indicative of those in future periods as we commenced operations on September 4, 2014 in connection with our first investment and we have acquired additional investments since that time. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as our development of one retail property is completed and the occupancies at our properties stabilize as discussed below. Additionally, our investment objectives include acquiring properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.  As of June 30, 2018, the occupancy in our properties has not been stabilized. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space, improving our properties and acquiring additional assets but decrease due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2018 versus the three months ended June 30, 2017
The following table provides summary information about our results of operations for the three months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Repayments (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2018	2017
Office revenues	$7,361	$1,782	$5,579	313%	$5,601	$(22)
Hotel revenues	10,263	6,470	3,793	59%	—	3,793
Apartment revenues	1,803	1,699	104	6%	—	104
Dividend income from real estate equity securities	36	—	36	n/a	36	—
Interest income from real estate loan receivable	—	101	(101)	(100)%	(101)	—
Office expenses	3,039	597	2,442	409%	2,481	(39)
Hotel expenses	6,265	4,788	1,477	31%	—	1,477
Apartment expenses	965	862	103	12%	—	103
Asset management fees to affiliate	986	577	409	71%	347	62
General and administrative expenses	604	772	(168)	(22)%	n/a	n/a
Depreciation and amortization	5,069	2,614	2,455	94%	2,519	(64)
Interest expense	3,407	1,834	1,573	86%	n/a	n/a
Other interest income	91	193	(102)	(53)%	n/a	n/a
Equity in income of unconsolidated entity	116	13	103	792%	—	103
Unrealized gain on real estate equity securities	400	—	400	n/a	400	—
Income tax benefit	—	428	(428)	(100)%	—	(428)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 related to real estate and real estate-related investments acquired or repaid on or after April 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Office revenues increased from $1.8 million for the three months ended June 30, 2017 to $7.4 million for the three months ended June 30, 2018 primarily as a result of the growth in our real estate portfolio. We expect office revenues to vary in future periods based on occupancy rates and rental rates of our office properties.
Hotel revenues increased from $6.5 million for the three months ended June 30, 2017 to $10.3 million for the three months ended June 30, 2018 primarily due to the impact of Hurricane Matthew in October 2016, the result of which placed certain rooms at Springmaid Beach Resort out of service during the three months ended June 30, 2017. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Interest income from our real estate loan receivable, recognized using the interest method, was $0.1 million for the three months ended June 30, 2017. The real estate loan receivable was repaid in full on January 12, 2018.
Office expenses increased from $0.6 million for the three months ended June 30, 2017 to $3.0 million for the three months ended June 30, 2018 primarily as a result of the growth in our real estate portfolio. Hotel expenses increased from $4.8 million for the three months ended June 30, 2017 to $6.3 million for the three months ended June 30, 2018 primarily due to an increase in occupancy rates. Apartment expenses increased from $0.9 million for the three months ended June 30, 2017 to $1.0 million for the three months ended June 30, 2018. We expect total expenses to vary in future periods based on occupancy rates.
Asset management fees to affiliate increased from $0.6 million for the three months ended June 30, 2017 to $1.0 million for the three months ended June 30, 2018 primarily as a result of the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and as a result of owning our investment in real estate equity securities acquired in 2018 for an entire period. Approximately $20,000 of asset management fees incurred were payable as of June 30, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses decreased from $0.8 million for the three months ended June 30, 2017 to $0.6 million for the three months ended June 30, 2018, primarily due to a foreign currency gain of $0.1 million on our foreign currency forward contract. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses increased from $2.6 million for the three months ended June 30, 2017 to $5.1 million for the three months ended June 30, 2018 primarily due to the growth of our real estate portfolio, partially offset by the effect of fully amortized assets related to properties held throughout both periods. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of the development and subsequent operation of 210 West 31st Street.
Interest expense increased from $1.8 million for the three months ended June 30, 2017 to $3.4 million for the three months ended June 30, 2018 primarily due to increased borrowings in connection with our acquisition activity and increased one-month LIBOR rates during the three months ended June 30, 2018. Excluded from interest expense was $1.3 million and $0.9 million of interest capitalized to our construction in progress during the three months ended June 30, 2018 and 2017, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives. The increase in interest expense due to increases in LIBOR rates would be minimized to the extent rates are above the strike rates on our interest rate cap instruments.
Unrealized gain on real estate equity securities was $0.4 million during the three months ended June 30, 2018, primarily as a result of an increase in share price of our investment in real estate equity securities.
Comparison of the six months ended June 30, 2018 versus the six months ended June 30, 2017
The following table provides summary information about our results of operations for the six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Repayments (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2018	2017
Office revenues	$14,960	$3,606	$11,354	315%	$11,286	$68
Hotel revenues	15,773	11,313	4,460	39%	—	4,460
Apartment revenues	3,519	3,438	81	2%	—	81
Dividend income from real estate equity securities	36	—	36	n/a	36	—
Interest income from real estate loan receivable	10	200	(190)	(95)%	(190)	—
Office expenses	5,710	1,177	4,533	385%	4,630	(97)
Hotel expenses	11,055	9,032	2,023	22%	—	2,023
Apartment expenses	1,882	1,698	184	11%	—	184
Asset management fees to affiliate	1,920	1,081	839	78%	684	155
General and administrative expenses	1,244	1,346	(102)	(8)%	n/a	n/a
Depreciation and amortization	10,172	5,467	4,705	86%	5,084	(379)
Interest expense	6,304	3,544	2,760	78%	n/a	n/a
Other interest income	152	289	(137)	(47)%	n/a	n/a
Equity in income of unconsolidated entity	131	26	105	404%	—	105
Unrealized gain on real estate equity securities	314	—	314	n/a	314	—
Income tax benefit	9	437	(428)	(98)%	—	(428)
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 related to real estate and real estate-related investments acquired or repaid on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Office revenues increased from $3.6 million for the six months ended June 30, 2017 to $15.0 million for the six months ended June 30, 2018 primarily as a result of the growth in our real estate portfolio. We expect office revenues to vary in future periods based on occupancy rates and rental rates of our office properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Hotel revenues increased from $11.3 million for the six months ended June 30, 2017 to $15.8 million for the six months ended June 30, 2018 primarily due to the impact of Hurricane Matthew in October 2016, the result of which placed certain rooms at Springmaid Beach Resort out of service during the six months ended June 30, 2017. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.2 million for the six months ended June 30, 2017 to $10,000 for the six months ended June 30, 2018 as a result of the real estate loan receivable being repaid in full on January 12, 2018.
Office expenses increased from $1.2 million for the six months ended June 30, 2017 to $5.7 million for the six months ended June 30, 2018 primarily as a result of the growth in our real estate portfolio. Hotel expenses increased from $9.0 million for the six months ended June 30, 2017 to $11.1 million for the six months ended June 30, 2018 primarily due to an increase in occupancy rates. Apartment expenses increased from $1.7 million for the six months ended June 30, 2017 to $1.9 million for the six months ended June 30, 2018. We expect total expenses to vary in future periods based on occupancy rates.
Asset management fees to affiliate increased from $1.1 million for the six months ended June 30, 2017 to $1.9 million for the six months ended June 30, 2018 primarily as a result of the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and as a result of owning our investment in real estate equity securities acquired in 2018 for an entire period. Approximately $20,000 of asset management fees incurred were payable as of June 30, 2018.
General and administrative expenses decreased from $1.3 million for the six months ended June 30, 2017 to $1.2 million for the six months ended June 30, 2018, primarily due to a foreign currency gain of $0.1 million on our foreign currency forward contract. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses increased from $5.5 million for the six months ended June 30, 2017 to $10.2 million for the six months ended June 30, 2018 primarily due to the growth of our real estate portfolio, partially offset by the effect of fully amortized assets related to properties held throughout both periods. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of the development and subsequent operation of 210 West 31st Street.
Interest expense increased from $3.5 million for the six months ended June 30, 2017 to $6.3 million for the six months ended June 30, 2018 primarily due to increased borrowings in connection with our acquisition activity and increased one-month LIBOR rates during the six months ended June 30, 2018. Excluded from interest expense was $2.6 million and $1.7 million of interest capitalized to our construction in progress during the six months ended June 30, 2018 and 2017, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives. The increase in interest expense due to increases in LIBOR rates would be minimized to the extent rates are above the strike rates on our interest rate cap instruments.
Unrealized gain on real estate equity securities was $0.3 million during the six months ended June 30, 2018, primarily as a result of an increase in share price of our investment in real estate equity securities.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2018 and 2017 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(304)	$(1,280)	$(3,170)	$(3,728)
Depreciation of real estate assets	3,228	1,746	6,415	3,454
Amortization of lease-related costs	1,841	868	3,757	2,013
Adjustments for noncontrolling interests (1)	(226)	(172)	(450)	(368)
Adjustments for investment in unconsolidated entity (2)	(18)	—	(18)	—
FFO attributable to common stockholders	4,521	1,162	6,534	1,371
Straight-line rent and amortization of above- and below-market leases	(1,280)	(157)	(2,865)	(340)
Amortization of discounts and closing costs	—	(19)	—	(38)
Unrealized gain on real estate equity securities	(400)	—	(314)	—
Unrealized losses on derivative instruments	(114)	23	(61)	73
Adjustments for noncontrolling interests (1)	(8)	(5)	(7)	(11)
MFFO attributable to common stockholders	2,719	1,004	3,287	1,055
Other capitalized operating expenses (3)	(274)	(160)	(700)	(287)
Adjusted MFFO attributable to common stockholders	$2,445	$844	$2,587	$768
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net loss attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(2) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO for our equity investment in an unconsolidated entity.
(3) Reflects financing costs that are capitalized with respect to certain renovation projects but excluding development projects. During the time in which we are incurring costs necessary to bring these investments to their intended use, certain financing costs are capitalized in accordance with GAAP and not reflected in our net loss, FFO and MFFO.

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
Through June 30, 2018, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on our behalf in connection with our initial public offering of approximately $10.8 million. As of June 30, 2018, we had recorded $14.2 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of June 30, 2018, we had recorded $2.3 million of other organization and offering expenses, which amounts represent our maximum liability for organization and other offering costs as of June 30, 2018 based on the 1.0% limitation described above.
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

Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow provided by operations were as follows for the first and second quarters of 2018 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share(1)(2)	Distributions Declared Per Class T Share(1)(2)	Distributions Paid (3)			Cash Flows (Used in) Provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2018	$1,082	$0.047	$0.024	$407	$665	$1,072	$(1,928)
Second Quarter 2018	1,124	0.048	0.025	435	691	1,126	4,494
	$2,206	$0.095	$0.049	$842	$1,356	$2,198	$2,566
_____________________
(1) Distributions for the period from January 1, 2018 through June 30, 2018 were based on daily record dates and were calculated at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock.
(2) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2018, we paid aggregate distributions of $2.2 million including $0.8 million distributions paid in cash and $1.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2018 was $3.2 million and cash flow provided by operations was $2.6 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $1.1 million cash flow from current operating activities and $1.1 million prior period cash flow from operating activities in excess of distributions paid. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the six months ended June 30, 2018, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 2% annualized stock dividend per share of common stock if paid each month for a year.  Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
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

Room revenue is generated through contracts with customers whereby the customer agrees to pay a daily rate for right to use a hotel room. Our contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. We record contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay at our hotels. Advanced deposits for room revenue are included in the balance of other liabilities on the consolidated balance sheet. Advanced deposits are recognized as revenue at the time of the guest’s stay. We note no significant judgments regarding the recognition of rooms revenue.
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
Status of the Offering
We commenced our initial public offering on August 12, 2014 and broke escrow on January 7, 2015. We ceased offering shares of common stock in our primary public offering on July 31, 2018 and are continuing to process subscriptions. Subscriptions must be dated on or before July 31, 2018, and subscriptions and all related documents and funds must be received by us in good order no later than September 28, 2018. As of August 7, 2018, we had sold 12,446,971 and 11,615,607 shares of Class A and Class T common stock, respectively, in our initial public offering for aggregate gross offering proceeds of $233.6 million. Included in these amounts were 531,570 and 162,456 shares of Class A and Class T common stock, respectively, sold under our dividend reinvestment plan for aggregate gross offering proceeds of $6.4 million.
Cash Distributions Paid
On July 3, 2018, we paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from June 1, 2018 through June 30, 2018. On August 1, 2018, we paid distributions of $0.4 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from July 1, 2018 through July 31, 2018. Distributions for the period from June 1, 2018 through July 31, 2018 were calculated based on stockholders of record each day during the period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On May 10, 2018, our board of directors authorized stock dividends for the month of June 2018, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on June 30, 2018.  We issued the June 2018 stock dividend, consisting of 48,994 shares, on July 5, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 10, 2018, our board of directors authorized stock dividends for the month of July 2018, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on July 31, 2018.  We issued the July 2018 stock dividend, consisting of 49,556 shares, on August 2, 2018.
Distributions Declared
On July 13, 2018, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from August 1, 2018 through August 31, 2018, which we expect to pay in September 2018. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of $0.00052548 per share per day.
Also on July 13, 2018, our board of directors authorized a stock dividend for the month of August 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on August 31, 2018. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue this stock dividend in September 2018.
On August 9, 2018, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the periods from September 1, 2018 through September 30, 2018 and October 1, 2018 through October 31, 2018, which we expect to pay in October 2018 and November 2018, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during this period at a rate of $0.00052548 per share per day.
Also on August 9, 2018, our board of directors authorized a stock dividend for the months of September 2018 and October 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on September 30, 2018 and October 31, 2018, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue these stock dividends in October 2018 and November 2018, respectively.

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
Movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $331.6 million of variable rate debt outstanding. As of June 30, 2018, we have also entered into four interest rate cap agreements with an aggregate notional value of $135.6 million, which effectively caps one-month LIBOR at 3.00%. The weighted-average remaining term of the interest rate caps is 0.9 years. Based on interest rates as of June 30, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2019, interest expense on our variable rate debt would increase or decrease, respectively, by $3.2 million and $3.3 million, respectively.
The weighted-average interest rate of our variable rate debt as of June 30, 2018 was 4.8%.  The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2018 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of June 30, 2018 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of June 30, 2018, we owned real estate equity securities with a book value of $7.3 million. Based solely on the prices of real estate equity securities for the three months ended June 30, 2018, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $0.7 million.
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
The following risk factor supplements the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2018.
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
For the six months ended June 30, 2018, we paid aggregate distributions of $2.2 million, including $0.8 million distributions paid in cash and $1.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2018 was $3.2 million and cash flow provided by operations was $2.6 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $1.1 million cash flow from current operating activities and $1.1 million prior period cash flow from operating activities in excess of distributions paid. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
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
Since our inception in 2013, we have experienced net losses (calculated in accordance with GAAP) for each fiscal year, which have contributed to our cumulative net loss of $17.5 million from inception through June 30, 2018. Our net loss attributable to common stockholders for the six months ended June 30, 2018 was $3.2 million. Our net loss attributable to common stockholders for the year ended December 31, 2017, and from inception through December 31, 2017 was $3.3 million and $14.3 million, respectively. Our net loss attributable to common stockholders for the year ended December 31, 2016, and from inception through December 31, 2016 was $6.5 million and $11.1 million, respectively. The extent of our future operating losses and the timing of when we will achieve profitability are highly uncertain, and we may never achieve or sustain profitability.

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
As of June 30, 2018, we had sold 12,242,387 and 11,443,519 shares of Class A and Class T common stock, respectively, in our ongoing initial public offering for aggregate gross offering proceeds of $230.0 million in our initial public offering, including 496,426 and 146,459 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $6.0 million. As of June 30, 2018, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.
We ceased offering shares of common stock in our primary public offering on July 31, 2018 and are continuing to process subscriptions. Subscriptions must be dated on or before July 31, 2018, and subscriptions and all related documents and funds must be received by us in good order no later than September 28, 2018.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$14,193	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	2,261	Actual
Total expenses	$16,454

______________________________________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears. Our dealer manager will reallow all of the stockholder servicing fees paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of June 30, 2018, we had recorded approximately $1.7 million in stockholder servicing fees, which is the estimated amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering as of June 30, 2018.
(2) Organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) are capped at 1.0% of gross offering proceeds from the primary portion of our initial public offering.  KBS Capital Advisors and its affiliates are responsible for any organization and other offering costs related to the primary portion of our initial public offering that exceed this limit.  The amount included above represents our maximum liability for organization and other offering costs based on the 1.0% limit.  As of June 30, 2018, KBS Capital Advisors and its affiliates had incurred an additional $8.5 million in organization and other offering costs on our behalf in connection with our initial public offering.

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
As of June 30, 2018, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $568.4 million in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity, a leasehold interest through a joint venture to develop one retail property, one first mortgage loan and an investment in real estate equity securities, including $18.0 million of acquisition fees and closing costs and origination fees and expenses.

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
During the six months ended June 30, 2018, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	72,262	$8.82	(2)
February 2018	10,602	$8.37	(2)
March 2018	11,025	$8.57	(2)
April 2018	27,994	$8.39	(2)
May 2018	36,198	$8.53	(2)
June 2018	84,916	$8.91	(2)
Total	242,997
_____________________
(1) Pursuant to the program, as amended, we will redeem shares at the purchase prices described above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2018, we redeemed $2.1 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2018 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2018 and the $0.2 million set aside for stockholder’s death, qualifying disability or determination of incompetence, we have $0.5 million available for redemptions during the remainder of 2018 as of June 30, 2018, subject to the limitations described above.

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

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	August 10, 2018	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 10, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)