Form 10-Q
period 2018-09-30
KBS Strategic Opportunity REIT II, Inc.
filed 2018-11-09
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 5, 2018, there were 18,055,883 and 12,172,486 outstanding shares of Class A and Class T common stock, respectively, of KBS Strategic Opportunity REIT II, Inc.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
September 30, 2018

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate, net	$523,842	$530,440
Real estate equity securities	6,814	—
Real estate loan receivable, net	—	3,500
Total real estate and real estate-related investments, net	530,656	533,940
Cash and cash equivalents	27,038	29,031
Restricted cash	6,638	6,022
Investment in unconsolidated entity	2,810	2,698
Rents and other receivables	6,791	3,265
Above-market leases, net	69	83
Prepaid expenses and other assets	8,297	7,476
Total assets	$582,299	$582,515
Liabilities and equity
Notes payable, net	$326,409	$328,351
Accounts payable and accrued liabilities	7,859	6,845
Due to affiliates	271	1,862
Distributions payable	473	366
Below-market leases, net	8,113	10,783
Other liabilities	13,367	12,399
Redeemable common stock payable	2,126	—
Total liabilities	358,618	360,606
Commitments and contingencies (Note 12)
Redeemable common stock	194	2,611
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 17,963,199 and 16,888,940 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	180	169
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 12,100,736 and 11,031,895 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	121	110
Additional paid-in capital	264,807	245,077
Cumulative distributions and net losses	(55,269)	(39,657)
Accumulated other comprehensive income	118	202
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	209,957	205,901
Noncontrolling interests	13,530	13,397
Total equity	223,487	219,298
Total liabilities and equity	$582,299	$582,515
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Office revenues	$7,515	$4,218	$22,475	$7,824
Hotel revenues	10,461	12,160	26,234	23,473
Apartment revenues	1,940	1,746	5,459	5,184
Dividend income from real estate equity securities	77	—	113	—
Interest income from real estate loan receivable	—	103	10	303
Total revenues	19,993	18,227	54,291	36,784
Expenses:
Office expenses	3,241	1,536	8,951	2,713
Hotel expenses	6,106	5,807	17,161	14,839
Apartment expenses	976	1,026	2,858	2,724
Asset management fees to affiliate	1,020	739	2,940	1,820
General and administrative expenses	704	1,146	1,947	2,492
Depreciation and amortization	5,150	3,709	15,322	9,176
Interest expense	3,435	2,255	9,740	5,798
Impairment charge on real estate	4,245	—	4,245	—
Total expenses	24,877	16,218	63,164	39,562
Other (loss) income:
Other interest income	105	178	257	467
Equity in income of unconsolidated entity	94	14	225	40
Loss on real estate equity securities	(486)	—	(172)	—
Casualty-related income, net	—	1,614	—	1,614
Total other (loss) income	(287)	1,806	310	2,121
Net (loss) income before income taxes	(5,171)	3,815	(8,563)	(657)
Income tax (expense) benefit	—	(431)	9	5
Net (loss) income	(5,171)	3,384	(8,554)	(652)
Net loss (income) attributable to noncontrolling interests	208	(491)	421	(182)
Net (loss) income attributable to common stockholders	$(4,963)	$2,893	$(8,133)	$(834)

Class A Common Stock:
Net (loss) income attributable to common stockholders	$(2,914)	$1,904	$(4,514)	$(124)
Net (loss) income per common share, basic and diluted	$(0.16)	$0.12	$(0.26)	$(0.01)
Weighted-average number of common shares outstanding, basic and diluted	17,938,824	16,514,730	17,640,671	15,759,082

Class T Common Stock:
Net (loss) income attributable to common stockholders	$(2,049)	$989	$(3,619)	$(710)
Net (loss) income per common share, basic and diluted	$(0.17)	$0.09	$(0.31)	$(0.08)
Weighted-average number of common shares outstanding, basic and diluted	12,044,757	10,714,415	11,733,316	9,339,643
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(5,171)	$3,384	$(8,554)	$(652)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(16)	82	(84)	273
Total other comprehensive (loss) income	(16)	82	(84)	273
Total comprehensive (loss) income	(5,187)	3,466	(8,638)	(379)
Total comprehensive loss (income) attributable to noncontrolling interests	208	(491)	421	(182)
Total comprehensive (loss) income attributable to common stockholders	$(4,979)	$2,975	$(8,217)	$(561)
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2017 and the Nine Months Ended September 30, 2018
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2016	14,074,793	$140	6,046,591	$61	$176,021	$(27,817)	$(111)	$148,294	$11,674	$159,968
Net loss	—	—	—	—	—	(3,272)	—	(3,272)	(26)	(3,298)
Other comprehensive income	—	—	—	—	—	—	313	313	—	313
Issuance of common stock	2,641,090	27	4,822,456	48	71,841	—	—	71,916	—	71,916
Stock dividends issued	308,857	3	184,606	2	4,643	(4,648)	—	—	—	—
Redemptions of common stock	(135,800)	(1)	(21,758)	(1)	(1,357)	—	—	(1,359)	—	(1,359)
Transfers to redeemable common stock	—	—	—	—	(490)	—	—	(490)	—	(490)
Distributions declared	—	—	—	—	—	(3,920)	—	(3,920)	—	(3,920)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,913)	—	—	(4,913)	—	(4,913)
Other offering costs	—	—	—	—	(668)	—	—	(668)	—	(668)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	1,774	1,774
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(25)	(25)
Balance, December 31, 2017	16,888,940	$169	11,031,895	$110	$245,077	$(39,657)	$202	$205,901	$13,397	$219,298
Net loss	—	—	—	—	—	(8,133)	—	(8,133)	(421)	(8,554)
Other comprehensive loss	—	—	—	—	—	—	(84)	(84)	—	(84)
Issuance of common stock	1,047,279	10	937,874	9	19,074	—	—	19,093	—	19,093
Stock dividends issued	260,498	3	173,135	2	3,919	(3,924)	—	—	—	—
Redemptions of common stock	(233,518)	(2)	(42,168)	—	(2,415)	—	—	(2,417)	—	(2,417)
Transfers from redeemable common stock	—	—	—	—	291	—	—	291	—	291
Distributions declared	—	—	—	—	—	(3,555)	—	(3,555)	—	(3,555)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(965)	—	—	(965)	—	(965)
Other offering costs	—	—	—	—	(174)	—	—	(174)	—	(174)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	1,054	1,054
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(500)	(500)
Balance, September 30, 2018	17,963,199	$180	12,100,736	$121	$264,807	$(55,269)	$118	$209,957	$13,530	$223,487
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(8,554)	$(652)
Adjustment to reconcile net loss to net cash provided by operating activities
Equity in income of unconsolidated entity	(225)	(40)
Distribution of earnings from unconsolidated entity	29	40
Casualty-related income, net	—	(1,614)
Depreciation and amortization	15,322	9,176
Impairment charge on real estate	4,245	—
Loss on real estate equity securities	172	—
Noncash interest income on real estate-related investment	—	(58)
Deferred rents	(1,244)	(319)
Bad debt expense	285	425
Amortization of above- and below-market leases, net	(2,656)	(974)
Amortization of deferred financing costs	794	612
Unrealized (gain) loss on derivative instruments	(84)	117
Changes in operating assets and liabilities:
Rents and other receivables	(2,521)	(499)
Prepaid expenses and other assets	(1,633)	2,444
Accounts payable and accrued liabilities	538	509
Due to affiliates	20	23
Other liabilities	1,115	1,176
Net cash provided by operating activities	5,603	10,366
Cash Flows from Investing Activities:
Acquisition of real estate	—	(154,719)
Improvements to real estate	(6,485)	(7,830)
Investment in real estate securities	(6,986)	—
Payments for construction in progress	(4,796)	(4,103)
Payoff of real estate loan receivable	3,500	—
Purchase of interest rate cap agreement	(8)	—
Escrow deposits for future real estate purchases	—	(1,000)
Proceeds from insurance claims	237	5,080
Net cash used in investing activities	(14,538)	(162,572)
Cash Flows from Financing Activities:
Proceeds from notes payable	2,058	97,374
Principal payments on notes payable	(5,154)	—
Payments of deferred financing costs	(100)	(1,225)
Principal payments on capital lease obligations	(175)	—
Proceeds from issuance of common stock	16,921	61,559
Payments to redeem common stock	(2,417)	(634)
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	(1,645)	(3,803)
Payments of other offering costs	(1,162)	—
Distributions paid	(1,322)	(1,059)
Noncontrolling interest contributions	1,054	500
Distributions to noncontrolling interest	(500)	(25)
Net cash provided by financing activities	7,558	152,687
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,377)	481
Cash, cash equivalents and restricted cash, beginning of period	35,053	47,126
Cash, cash equivalents and restricted cash, end of period	$33,676	$47,607
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $3,920 and $2,985 for the nine months ended September 30, 2018 and 2017, respectively	$8,101	$4,062
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,126	$1,721
Increase in redemption payable	$2,126	$—
Increase in accrued improvements to real estate	$215	$134
Increase in other offering costs due to affiliates	$—	$583
Increase in acquisition fees due to affiliates	$57	$4,099
Stock dividends issued	$3,924	$3,415
Increase in distributions payable	$107	$67
Foreign currency translation (loss) gain on investment in unconsolidated entity	$(84)	$273
Increase in construction in progress payable	$261	$403
Increase in construction in progress for amortization of deferred financing costs	$460	$459
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
The Company has invested in and manages a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans and investment in opportunistic real estate. As of September 30, 2018, the Company had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally as of September 30, 2018, the Company had entered into a joint venture to develop one retail property.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

On November 14, 2013, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014. On February 11, 2016, the Company filed an amended registration statement on Form S-11 with the SEC to offer a second class of common stock designated as Class T shares and to designate its initially offered and outstanding common stock as Class A shares. Pursuant to the amended registration statement, the Company is offering to sell any combination of Class A and Class T shares in the Public Offering but in no event may the Company sell more than 180,000,000 of shares of its common stock pursuant to the Public Offering. The Company commenced offering Class T shares of common stock for sale to the public on February 17, 2016. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, serves as the dealer manager of the Public Offering pursuant to a dealer manager agreement originally dated August 12, 2014 and amended and restated February 17, 2016 (the “Dealer Manager Agreement”). Previously the Dealer Manager served as dealer manager for the Private Offering. The Dealer Manager is responsible for marketing the Company’s shares. The Company ceased offering shares of common stock in the Public Offering on July 31, 2018 and terminated the primary Offering on September 28, 2018. The Company continues to offer shares of common stock under its dividend reinvestment plan. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue its dividend reinvestment plan offering. The Company may terminate its dividend reinvestment plan offering at any time.
The Company sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $228.6 million. As of September 30, 2018, the Company had sold 549,572 and 178,325 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $6.7 million. Also as of September 30, 2018, the Company had redeemed 440,842 and 63,926 shares of Class A and Class T common stock, respectively, for $4.4 million.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Room revenue is generated through contracts with customers whereby the customer agrees to pay a daily rate for the right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from the Company’s hotel. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay at the Company’s hotels. Advanced deposits for room revenue are included in the balance of other liabilities on the consolidated balance sheet. Advanced deposits are recognized as revenue at the time of the guest’s stay. The Company notes no significant judgments regarding the recognition of rooms revenue.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2018 and 2017. For the purpose of determining the weighted-average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock during the three and nine months ended September 30, 2018 and 2017 as follows:

Three Months Ended September 30,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2017	0.005001 shares	131,477
2018	0.005001 shares	148,412
__________________________________
(1) Amount declared per share outstanding includes monthly dividends and assumes each share was issued and outstanding for the entire periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.

Nine Months Ended September 30,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2017	0.015003 shares	357,215
2018	0.015003 shares	433,633
__________________________________
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
Cash distributions declared per share of Class A common stock were $0.048 and $0.143 for the three and nine months ended September 30, 2018, respectively. Cash distributions declared per share of Class T common stock were $0.041 and $0.090 for the three and nine months ended September 30, 2018, respectively. Until the Company ceased offering shares of common stock in the Public Offering on July 31, 2018, the declared rate of cash distributions for Class T Shares was different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date during the three and nine months ended September 30, 2018. Each day during the period from January 1, 2018 through September 30, 2018 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Cash distributions declared per share of Class A common stock were $0.048 and $0.143 for the three and nine months ended September 30, 2017, respectively. Cash distributions declared per share of Class T common stock were $0.025 and $0.073 for the three and nine months ended September 30, 2017, respectively. The declared rate of cash distributions for Class T Shares was different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date during the three and nine months ended September 30, 2017. Each day during the period from January 1, 2017 through September 30, 2017 was a record date for distributions. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the  number of shares of common stock of such class outstanding as of the close of business on each respective record date.
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
The Company’s calculated earnings per share for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net (loss) income attributable to common stockholders	$(4,963)	$2,893	$(8,133)	$(834)
Less: Class A Common Stock cash distributions declared	862	777	2,505	2,187
Less: Class T Common Stock cash distributions declared	487	258	1,050	660
Undistributed net (loss) income attributable to common stockholders	$(6,312)	$1,858	$(11,688)	$(3,681)
Class A Common Stock:
Undistributed net (loss) income attributable to common stockholders	$(3,776)	$1,127	$(7,019)	$(2,311)
Class A Common Stock cash distributions declared	862	777	2,505	2,187
Net (loss) income attributable to Class A common stockholders	$(2,914)	$1,904	$(4,514)	$(124)
Net (loss) income per common share, basic and diluted	$(0.16)	$0.12	$(0.26)	$(0.01)
Weighted-average number of common shares outstanding, basic and diluted	17,938,824	16,514,730	17,640,671	15,759,082
Class T Common Stock:
Undistributed net (loss) income attributable to common stockholders	$(2,536)	$731	$(4,669)	$(1,370)
Class T Common Stock cash distributions declared	487	258	1,050	660
Net (loss) income attributable to Class T common stockholders	$(2,049)	$989	$(3,619)	$(710)
Net (loss) income per common share, basic and diluted	$(0.17)	$0.09	$(0.31)	$(0.08)
Weighted-average number of common shares outstanding, basic and diluted	12,044,757	10,714,415	11,733,316	9,339,643
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
September 30, 2018
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
The Company is currently evaluating the impact of adopting the new lease accounting standards on its consolidated financial statements. The Company is in process of creating an inventory of its leases where the Company may be a lessee to assess the potential impact to the Company’s financial statements upon adoption of the new lease accounting standards.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale debt securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale debt securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement.  In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is still evaluating the impact of adopting ASU No. 2018-13 on its financial statements, but does not expect the adoption of ASU No. 2018-13 to have a material impact on its financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

3.	REAL ESTATE
As of September 30, 2018, the Company’s real estate portfolio was composed of two hotel properties, four office properties and one apartment building. In addition, as of September 30, 2018, the Company has entered into a consolidated joint venture to develop one retail property. The following table summarizes the Company’s real estate as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Land	$104,138	$104,138
Buildings and improvements	368,448	362,210
Construction in progress	65,106	63,732
Tenant origination and absorption costs	17,728	19,006
Total real estate, cost and net of impairment charge (1)	555,420	549,086
Accumulated depreciation and amortization	(31,578)	(18,646)
Total real estate, net	$523,842	$530,440
_____________________
(1) See “ – Impairment of Real Estate” below.
The following table provides summary information regarding the Company’s real estate as of September 30, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost and Net of Impairment Charge	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$33,402	$—	$60,840	$(6,475)	$54,365	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	53,075	—	54,307	(5,512)	48,795	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	11,728	553	14,131	(1,505)	12,626	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	34,064	2,881	51,651	(4,137)	47,514	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	77,305	—	103,527	(3,629)	99,898	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Retail	—	65,106	—	65,106	—	65,106	80.0%
Oakland City Center	08/18/2017	Oakland	CA	Office	22,150	138,939	11,494	172,583	(8,871)	163,712	100.0%
Madison Square (3)	10/03/2017	Phoenix	AZ	Office	10,540	19,935	2,800	33,275	(1,449)	31,826	90.0%
					$104,138	$433,554	$17,728	$555,420	$(31,578)	$523,842
_____________________
(1) Building and improvements includes construction in progress.
(2) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114.
(3) The Company acquired the rights to a leasehold interest with respect to the land at this property. This property was formerly known as Grace Court and was re-named Madison Square in connection with the Company’s re-branding strategy for this property.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Office Properties
As of September 30, 2018, the Company owned four office properties encompassing in the aggregate 864,940 rentable square feet which were 72% occupied. The following table provides detailed information regarding the Company’s office revenues and expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Office revenues:
Rental income	$6,653	$3,983	$20,082	$7,406
Tenant reimbursements and other income (1)	862	235	2,393	418
Office revenues	$7,515	$4,218	$22,475	$7,824

Office expenses:
Operating, maintenance, and management	$2,219	$1,094	$6,072	$1,890
Real estate taxes and insurance	1,022	442	2,879	823
Office expenses	$3,241	$1,536	$8,951	$2,713
_____________________
(1) For the three and nine months ended September 30, 2018, included in tenant reimbursements and other income for office properties is $0.2 million and $0.6 million, respectively, of other operating income and tenant reimbursements for substantial services accounted for under ASU No. 2014-09.
Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2018, the leases had remaining terms, excluding options to extend, of up to 9.9 years with a weighted-average remaining term of 3.6 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.3 million and $1.1 million as of September 30, 2018 and December 31, 2017, respectively.
During the three and nine months ended September 30, 2018, the Company recognized deferred rent from tenants of $0.2 million and $1.2 million, respectively, net of lease incentive amortization. During each of the three and nine months ended September 30, 2017, the Company recognized deferred rent from tenants of $0.3 million, net of lease incentive amortization. As of September 30, 2018 and December 31, 2017, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $2.6 million and $1.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million of unamortized lease incentives as of September 30, 2018 and December 31, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

As of September 30, 2018, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2018 through December 31, 2018	$5,406
2019	21,359
2020	19,285
2021	16,290
2022	13,002
Thereafter	30,556
$105,898
As of September 30, 2018, the Company’s commercial real estate properties were leased to approximately 100 tenants over a diverse range of industries and geographic areas. As of September 30, 2018, the highest tenant industry concentrations (greater than 10% of annualized base rent) in the Company’s portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific and Legal	14	$3,753	16.1%
Legal Services	12	3,647	15.6%
Public Administration (Government)	6	3,168	13.6%
Finance	13	2,505	10.7%
		$13,073	56.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Hotel Properties
As of September 30, 2018, the Company owned two hotel properties. The following table provides detailed information regarding the Company’s hotel revenues and expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Hotel revenues:
Room	$8,094	4,973	$20,207	13,304
Food, beverage and convention services	1,574	1,031	3,893	2,785
Campground	298	288	879	838
Other (1)	495	5,868	1,255	6,546
Hotel revenues	$10,461	$12,160	$26,234	$23,473

Hotel expenses:
Room	$1,824	1,391	$4,839	3,604
Food, beverage and convention services	1,084	868	3,005	2,381
General and administrative	704	601	2,149	1,748
Sales and marketing	932	690	2,381	2,058
Repairs and maintenance	571	454	1,566	1,350
Utilities	364	325	916	777
Property taxes and insurance	447	867	1,311	1,650
Other	180	611	994	1,271
Hotel expenses	$6,106	$5,807	$17,161	$14,839
_____________________
(1) Hotel revenues - other includes $5.5 million and $5.8 million of business interruption insurance recovery for the three and nine months ended September 30, 2017, respectively.
Contract liabilities
The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay or a deposit for a future banquet event at the Company’s hotels. Advanced deposits are recognized as revenue at the time of the guest’s stay or completion of the banquet services. The following table summarizes the Company’s contract liabilities, which are included in other liabilities in the accompanying consolidated balance sheets, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Contract liability	$431	$358
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$302	(1)
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Apartment Property
As of September 30, 2018, the Company owned one apartment property with 292 units which was 91% occupied. The following table provides detailed information regarding the Company’s apartment revenues and expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Apartment revenues:
Rental income	$1,774	$1,638	$5,003	$4,856
Tenant reimbursements and other income	166	108	456	328
Apartment revenues	$1,940	$1,746	$5,459	$5,184

Apartment expenses:
Operating, maintenance, and management	$639	$683	$1,844	$1,704
Real estate taxes and insurance	337	343	1,014	1,020
Apartment expenses	$976	$1,026	$2,858	$2,724
Geographic Concentration Risk
As of September 30, 2018, the Company’s real estate investments in California and New York represented 53.4% and 11.2%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New York real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
During the three and nine months ended September 30, 2018, the Company recorded an impairment charge of $4.2 million to write-down the carrying value of 210 West 31st Street, a development property located in New York, New York, to its estimated fair value of $58.3 million due to a change in the projected hold period and related decrease in projected cash flows. The Company purchased 210 West 31st Street for $48.0 million plus $1.8 million of closing costs. Since acquisition in December 2016, the Company has capitalized $6.8 million related to a capital lease asset, $3.5 million in development costs and $9.2 million of other certain costs such as financing costs, real estate taxes and insurance costs that have been capitalized to construction in progress. In addition, as of September 30, 2018, 210 West 31st Street had a capital lease liability with a carrying value of $6.8 million included in other liabilities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Cost	$17,728	$19,006	$99	$99	$(11,823)	$(12,869)
Accumulated Amortization	(5,690)	(3,473)	(30)	(16)	3,710	2,086
Net Amount	$12,038	$15,533	$69	$83	$(8,113)	$(10,783)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(1,117)	$(865)	$(5)	$(2)	$838	$647

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(3,495)	$(2,578)	$(14)	$(5)	$2,670	$979
As of September 30, 2018 and December 31, 2017, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.4 million, which is amortized on a straight line basis over 31.8 years. During each of the three months ended September 30, 2018 and 2017, the Company recorded amortization expense of $20,000 related to the housing subsidy intangible asset. During each of the nine months ended September 30, 2018 and 2017, the Company recorded amortization expense of $60,000 related to the housing subsidy intangible asset.
Additionally, as of September 30, 2018 and December 31, 2017, the Company had recorded property tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $2.4 million and $2.8 million, respectively, which are amortized on a straight line basis over a range of 0.7 to 6.6 years. During the three and nine months ended September 30, 2018, the Company recorded amortization expense of $0.1 million and $0.4 million, respectively, related to the property tax abatement intangible assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2017, the Company had originated one real estate loan receivable. On January 12, 2018, the real estate loan receivable was repaid in full. Information for the real estate loan receivable was as follows (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2018	Book Value as of September 30, 2018 (1)	Book Value as of December 31, 2017 (1)	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$—	$—	$3,500	9.25%	(2)	(2)
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) On January 12, 2018, the real estate loan receivable was repaid in full.
The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2018 (in thousands):

Real estate loan receivable - December 31, 2017	$3,500
Principal repayment	(3,500)
Real estate loan receivable - September 30, 2018	$—
For the three and nine months ended September 30, 2018 and 2017, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest income	$—	$83	$10	$245
Amortization of closing costs and origination fees, net	—	20	—	58
Interest income from real estate loan receivable	$—	$103	$10	$303

6.	REAL ESTATE EQUITY SECURITIES
During the nine months ended September 30, 2018, the Company purchased 852,797 shares of common stock of Franklin Street Properties Corp. (NYSE Ticker: FSP) for an aggregate purchase price of $7.0 million. The Company’s real estate equity securities are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses on real estate equity securities are recognized in earnings.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

The following summarizes the activity related to real estate equity securities for the nine months ended September 30, 2018 (in thousands):

	Amortized Cost Basis	Unrealized Loss	Total
Real estate equity securities - December 31, 2017	$—	$—	$—
Acquisition of real estate equity securities	6,800	—	6,800
Acquisition fee to affiliate and purchase commission	186	—	186
Loss on real estate equity securities	—	(172)	(172)
Real estate equity securities - September 30, 2018	$6,986	$(172)	$6,814
During the three and nine months ended September 30, 2018, the Company recognized $0.1 million of dividend income from real estate equity securities.

7.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the three and nine months ended September 30, 2018, the Company recognized $94,000 and $225,000, respectively, of income with respect to this investment. During the three and nine months ended September 30, 2017, the Company recognized $14,000 and $40,000, respectively, of income with respect to this investment.

8.	NOTES PAYABLE
As of September 30, 2018 and December 31, 2017, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of September 30, 2018	Book Value as of December 31, 2017	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$37,460	$38,000	One-month LIBOR + 3.00%	5.11%	Principal & Interest	12/30/2018
Q&C Hotel Mortgage Loan	23,716	28,330	One-month LIBOR + 3.25%	5.36%	Principal & Interest	12/17/2018
2200 Paseo Verde Mortgage Loan (2)	7,947	7,947	One-month LIBOR + 2.25%	4.36%	Interest Only (2)	07/01/2020
Lincoln Court Mortgage Loan	33,500	33,500	One-month LIBOR + 1.75%	3.85%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan	72,100	72,100	One-month LIBOR + 2.66%	4.77%	Interest Only	12/01/2019
210 West 31st Street Mortgage Loan (3)	37,821	35,763	One-month LIBOR + 5.50%	7.60%	Interest Only	12/01/2019
Oakland City Center Mortgage Loan (4)	94,500	94,500	One-month LIBOR + 1.75%	3.85%	Interest Only (4)	09/01/2022
Madison Square Mortgage Loan (5)	21,895	21,895	One-month LIBOR + 4.05% (5)	6.11%	Interest Only	10/09/2020
Total notes payable principal outstanding	328,939	332,035
Deferred financing costs, net	(2,530)	(3,684)
Total notes payable, net	$326,409	$328,351

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2018 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at September 30, 2018, where applicable.
(2) As of September 30, 2018, $7.9 million had been disbursed to the Company and up to $1.6 million is available for future disbursements to be used for tenant improvement costs, capital improvements costs and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning August 1, 2019, monthly payments include principal amortization payments of $10,000 per month.
(3) As of September 30, 2018, $37.8 million had been disbursed to the Company and up to $9.3 million is available for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
(4) As of September 30, 2018, $94.5 million had been disbursed to the Company and up to $8.9 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning October 1, 2020, monthly payments will include principal and interest with principal payments of $110,000 or, in the event the Company repays any principal of the loan amount, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%, subject to certain terms and conditions contained in the loan documents.
(5) As of September 30, 2018, $21.9 million had been disbursed to the Company and up to $12.2 million is available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents. The Madison Square Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%. The property securing this mortgage loan was formerly known as Grace Court and was re-named Madison Square in connection with the Company’s re-branding strategy of the property.
During the three and nine months ended September 30, 2018, the Company incurred $3.4 million and $9.7 million, respectively, of interest expense. During the three and nine months ended September 30, 2017, the Company incurred $2.3 million and $5.8 million, respectively, of interest expense. Included in interest expense was: (i) the amortization of deferred financing costs of $0.4 million and $1.3 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, (ii) the capitalization of interest to construction in progress related to its redevelopment project at 210 West 31st Street of $1.3 million and $3.9 million for the three and nine months ended September 30, 2018, respectively, and $1.3 million and $3.0 million for the three and nine months ended September 30, 2017, respectively, and (iii) an unrealized gain of $1,000 and $11,000 on interest rate cap agreements for the three and nine months ended September 30, 2018, respectively, and unrealized losses related to interest rate cap agreements of $12,000 and $84,000 for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company’s interest payable was $1.3 million and $1.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2018 (in thousands):

October 1, 2018 through December 31, 2018	$61,176
2019	109,971
2020	63,622
2021	1,320
2022	92,850
$328,939
The Company’s notes payable contain financial and non-financial debt covenants. As of September 30, 2018, the Company was in compliance with all debt covenants, except that the borrower under the Madison Square Mortgage Loan was out of debt service coverage compliance. Such non-compliance does not constitute an event of default under the loan agreement. As a result of such non-compliance, the Company is required to maintain an interest shortfall reserve.
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
September 30, 2018
(unaudited)

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
As of September 30, 2018, the Company had four interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of September 30, 2018 and December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	September 30, 2018	December 31, 2017	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$—	$—	Prepaid expenses and other assets
Interest Rate Cap	12/15/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Interest Rate Cap	12/01/2016	12/01/2019	$47,110	One-month LIBOR at 3.00%	22	9	Prepaid expenses and other assets
Interest Rate Cap	10/03/2017	10/15/2019	$34,125	One-month LIBOR at 3.00%	10	4	Prepaid expenses and other assets
Interest Rate Cap	02/02/2018	12/30/2018	$26,000	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$32	$13
During the three and nine months ended September 30, 2018, the Company recorded an unrealized gain of $1,000 and $11,000, respectively, on interest rate cap agreements, which is included as an offset to interest expense on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2017, the Company recorded an unrealized loss of $12,000 and $84,000, respectively, on interest rate cap agreements, which is included in interest expense on the accompanying consolidated statements of operations.
The Company enters into foreign currency forward contracts to mitigate its exposure to foreign currency exchange rate movements on its investment in unconsolidated entity. The foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future.
The following table summarizes the notional amount and other information related to the Company’s foreign currency forward contract as of September 30, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

During the three and nine months ended September 30, 2018, the Company recorded a foreign currency gain of $22,000 and $73,000, respectively, on foreign currency forward contract, which is included as an offset to general and administrative expenses on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2017, the Company recorded a foreign currency loss of $33,000 on foreign currency forward contract, which is included in general and administrative expenses on the accompanying consolidated statements of operations. The fair value of the foreign currency forward contract was $6,000 and $79,000 liability as of September 30, 2018 and December 31, 2017, respectively, included in other liabilities on the accompanying balance sheets.

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
September 30, 2018
(unaudited)

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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of September 30, 2018 and December 31, 2017, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$—	$—	$—	$3,500	$3,500	$3,500
Financial liability:
Notes payable	$328,939	$326,409	$331,265	$332,035	$328,351	$333,336
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
As of September 30, 2018, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$6,814	$6,814	$—	$—
Asset derivatives - interest rate caps	$32	$—	$32	$—
Liability derivative - foreign currency forward contract	$6	$—	$6	$—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

As of September 30, 2018, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$58,300	$—	$—	$58,300
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the nine months ended September 30, 2018, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the nine months ended September 30, 2018, one of the Company’s real estate properties was measured at its estimated fair value based on a sales comparison approach. As a result, this property was impaired and the carrying value was adjusted due to a change in the projected hold period and related decrease in projected cash flows. See Note 3, “Real Estate – Impairment of Real Estate” for a further discussion on the impaired real estate property.

11.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and dealer manager agreements with the Dealer Manager, with respect to the Private Offering and the Public Offering. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain offering-related services and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves or has served as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”). The Dealer Manager also serves as the dealer manager for the KBS dividend reinvestment plan offerings for KBS Strategic Opportunity REIT, KBS REIT III and KBS Growth & Income REIT.
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers was allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and was billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost was proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage. At renewal in June 2018, the Company, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The Company, together with KBS Strategic Opportunity REIT, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2019.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

During the three and nine months ended September 30, 2018 and 2017, no other business transactions occurred between the Company and these other KBS-sponsored programs.
The Advisory Agreement has a one-year term that expires August 12, 2019. The Company may terminate the Advisory Agreement on 30 days’ written notice and the Advisor may terminate on 90 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2018 and 2017, respectively, and any related amounts payable as of September 30, 2018 and December 31, 2017 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2018	December 31, 2017
	2018	2017	2018	2017
Expensed
Asset management fees	$1,020	$739	$2,940	$1,820	$20	$22
Reimbursable operating expenses (1)	113	65	337	239	64	42
Capitalized
Acquisition fees	19	4,126	234	4,151	133	76
Asset management fees	—	—	—	67	—	—
Additional Paid-in Capital
Sales commissions	190	267	614	2,028	—	—
Dealer manager fees	92	133	337	1,180	—	—
Stockholder servicing fees (2)	(2)	505	14	1,041	—	680
Reimbursable other offering costs (3)	45	87	174	583	54	1,042
	$1,477	$5,922	$4,650	$11,109	$271	$1,862
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2018 and 2017. The Advisor may seek reimbursement for certain other employee costs under the Advisory Agreement. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Reflects the stockholder servicing fee paid based on the terms of the Class T Shares. Pursuant to the terms of the Class T shares as set forth in the Articles Supplementary and Multiple Class Plan of the Company, the Company ceased accruing for stockholder servicing fees after July 31, 2018.
(3) See “Other Offering Costs” below.
During the nine months ended September 30, 2018 and 2017, the Advisor reimbursed the Company $35,000 and $21,000, respectively, for property insurance rebates.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

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
During the Public Offering, pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that no reimbursements made by the Company to the Advisor or the Dealer Manager may cause total organization and offering expenses incurred by the Company in connection with the Public Offering (including selling commissions, dealer manager fees and the stockholder servicing fee) to exceed 15% of the aggregate gross proceeds from the Public Offering as of the date of reimbursement. In addition, the Advisor and its affiliates reimbursed the Company to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by the Company in connection with the primary portion of the Public Offering, regardless of when incurred, exceeded 1.0% of gross offering proceeds from the primary portion of the Public Offering. The Advisor and its affiliates are responsible for any organization and other offering expenses related to the primary portion of the Public Offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering.
Through September 30, 2018, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $10.9 million. As of September 30, 2018, the Company had recorded $14.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of September 30, 2018, the Company had recorded $2.3 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of September 30, 2018 based on the 1.0% limitation described above.
In addition, as of September 30, 2018, the Advisor had incurred $0.1 million in organization and offering costs on behalf of the Company in connection with a proposed follow-on offering the Company filed with the SEC on August 10, 2017. As of September 30, 2018, the Company had not commenced the follow-on offering.

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
September 30, 2018
(unaudited)

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
During the three and nine months ended September 30, 2018, the Company incurred $0.2 million and $0.5 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2017, the Company incurred $0.1 million and $0.3 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three and nine months ended September 30, 2018, the Company incurred $0.1 million and $0.3 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2017, the Company incurred $0.1 million and $0.3 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three and nine months ended September 30, 2018, the Company incurred $0.2 million and $0.8 million, respectively, of fees related to the Marriott franchise agreement. During the three and nine months ended September 30, 2017, the Company incurred $0.2 million and $0.7 million, respectively, of fees related to the Marriott franchise agreement.
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
Lease Obligations
As of September 30, 2018, the Company had leasehold interests expiring on various expiration dates between October 1, 2018 and 2114. Future minimum lease payments owed by the Company under the capital leases as of September 30, 2018 are as follows (in thousands):

October 1, 2018 through December 31, 2018	$150
2019	635
2020	680
2021	735
2022	935
Thereafter	53,841
Total expected minimum lease obligations	56,976
Less: Amount representing interest (1)	(48,648)
Present value of net minimum lease payments (2)	$8,328
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments are presented in other liabilities in the accompanying consolidated balance sheets.
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide these services, the Company will be required to obtain such services from other sources.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2018. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Cash Distributions Paid
On October 1, 2018, the Company paid distributions of $0.5 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from September 1, 2018 through September 30, 2018. On November 1, 2018, the Company paid distributions of $0.5 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from October 1, 2018 through October 31, 2018. Distributions for the period from September 1, 2018 through October 31, 2018 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On August 9, 2018, the Company’s board of directors authorized stock dividends for the month of September 2018, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on September 30, 2018.  The Company issued the September 2018 stock dividend, consisting of 50,117 shares, on October 2, 2018.
On August 9, 2018, the Company’s board of directors authorized stock dividends for the month of October 2018, in the amount of 0.001667 shares of each class of the Company’s common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on October 31, 2018.  The Company issued the October 2018 stock dividends, consisting of 50,250 shares, on November 2, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Distributions Declared
On October 10, 2018, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from November 1, 2018 through November 30, 2018, which the Company expects to pay in December 2018. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during this period at a rate of $0.00052548 per share per day.
Also on October 10, 2018, the Company’s board of directors authorized a stock dividend for the month of November 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on November 30, 2018. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company expects to issue this stock dividend in December 2018.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We depend on our advisor to identify suitable investments, conduct our operations and eventually dispose of our investments.

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

•
We raised substantially less than the maximum offering amount in our initial public offering. Therefore, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets.

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
On November 14, 2013, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register for sale to the public a maximum of 180,000,000 shares of common stock, of which 80,000,000 shares were to be offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on August 12, 2014 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering pursuant to a dealer manager agreement. On February 11, 2016, we filed an amended registration statement on Form S-11 with the SEC to offer a second class of common stock designated as Class T shares and to designate our initially offered and outstanding common stock as Class A shares. Pursuant to the amended registration statement, we were offering to sell any combination of Class A and Class T shares in our primary offering and dividend reinvestment plan offering but in no event could we sell more than 180,000,000 of shares of our common stock pursuant to the offering. We commenced offering our Class T shares of our common stock for sale to the public on February 17, 2016. The dealer manager was responsible for marketing our shares in the initial public offering. We ceased offering shares of common stock in our initial public offering on July 31, 2018 and terminated our initial public offering on September 28, 2018. We continue to offer shares of common stock under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue our dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
We have used substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans and investment in opportunistic real estate. As of September 30, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of September 30, 2018, we had entered into a joint venture to develop one retail property.
We sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $228.6 million in our initial public offering. As of September 30, 2018, we had sold 549,572 and 178,325 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $6.7 million. Also as of September 30, 2018, we had redeemed 440,842 and 63,926 shares of Class A and Class T common stock, respectively, for $4.4 million.
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
Market Outlook - Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
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
To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering;

•	Proceeds from our dividend reinvestment plan;

•	Proceeds from the repayment of a real estate loan receivable;

•	Debt financings; and

•	Cash flow generated by our real estate investments.
We sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $228.6 million in our initial public offering. Additionally, we sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million. We ceased offering shares of common stock in our primary public offering on July 31, 2018 and terminated on September 28, 2018.
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
As of September 30, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of September 30, 2018, we had entered into a joint venture to develop one retail property.
Our office and apartment properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2018, we owned four office properties that were 72% occupied and one apartment property that was 91% occupied.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties as of September 30, 2018:

Property	Number of Rooms	Percentage Occupied for the Nine Months Ended September 30, 2018	Average Revenue per Available Room	Average Daily Rate
Springmaid Beach Resort	452	65.7%	$111.78	$170.09
Q&C Hotel	196	75.7%	$119.61	$158.08
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of September 30, 2018, we had an investment in real estate equity securities outstanding with a total book value of $6.8 million.
As of September 30, 2018, we had mortgage debt obligations in the aggregate principal amount of $328.9 million, with a weighted-average remaining term of 1.9 years. As of September 30, 2018, an aggregate amount of $32.0 million was available under our mortgage loans for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and expenses and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
We expect to use our capital resources to make certain payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing services to us. Our currently effective advisory agreement expires August 12, 2019 and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2018 did not exceed the charter imposed limitation.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of September 30, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of September 30, 2018, we had entered into a joint venture to develop one retail property. During the nine months ended September 30, 2018, net cash provided by operating activities was $5.6 million. We expect that our cash flows from operating activities will generally increase in future periods as a result of leasing additional space that is currently unoccupied and owning real estate securities acquired during 2018 for an entire period.
Cash Flows from Investing Activities
Net cash used in investing activities was $14.5 million for the nine months ended September 30, 2018 and primarily consisted of the following:

•	$7.0 million investment in real estate equity securities;

•	$6.5 million of improvements to real estate;

•	$4.8 million of payments for construction in progress;

•	$3.5 million of cash received in connection with the real estate loan receivable payoff; and

•	$0.2 million of proceeds from insurance claims.
Cash Flows from Financing Activities
Net cash provided by financing activities was $7.6 million for the nine months ended September 30, 2018 and primarily consisted of the following:

•	$15.3 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and stockholder servicing fees of $1.6 million;

•
$3.2 million of net cash used in debt and other financings as a result of principal payments on notes payable of $5.2 million and payments of deferred financing costs of $0.1 million, partially offset by proceeds from notes payable of $2.1 million;

•	$2.4 million of cash used for redemptions of common stock;

•	$1.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.1 million;

•	$1.2 million of payments of other offering costs;

•	$1.1 million of noncontrolling interest contributions;

•	$0.5 million of distributions to noncontrolling interest; and

•	$0.2 million of principal payments on capital lease obligations.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. We expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2018, our borrowings and other liabilities were approximately 59% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$328,939	$61,176	$173,593	$94,170	$—
Interest payments on outstanding debt obligations (2)	27,537	3,771	17,801	5,965	—
Capital lease obligations	56,976	150	1,315	1,670	53,841
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2018. We incurred interest expense of $12.4 million, excluding amortization of deferred financing costs of $1.3 million and unrealized gain on interest rate cap of $11,000 and including interest capitalized of $3.9 million for the nine months ended September 30, 2018.
Results of Operations
Overview
As of September 30, 2017, we had invested in two hotel properties, three office properties, one apartment building, an investment in an unconsolidated entity and one first mortgage loan. Additionally, as of September 30, 2017, we had entered into a joint venture to develop one retail property. As of September 30, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of September 30, 2018, we had entered into a joint venture to develop one retail property. We funded the acquisitions of these investments with proceeds from our terminated offerings and debt financing. Our results of operations for the three and nine months ended September 30, 2018 are not indicative of those in future periods as we commenced operations on September 4, 2014 in connection with our first investment and we have acquired additional investments since that time. In general, we expect that our revenue and expenses related to our portfolio will increase in future periods as our development of one retail property is completed and the occupancies at our properties stabilize as discussed below. Additionally, our investment objectives include acquiring properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.  As of September 30, 2018, the occupancy in our properties has not been stabilized. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and improving our properties but decrease due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2018 versus the three months ended September 30, 2017
The following table provides summary information about our results of operations for the three months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Repayments (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2018	2017
Office revenues	$7,515	$4,218	$3,297	78%	$3,256	$41
Hotel revenues	10,461	12,160	(1,699)	(14)%	—	(1,699)
Apartment revenues	1,940	1,746	194	11%	—	194
Dividend income from real estate equity securities	77	—	77	n/a	77	—
Interest income from real estate loan receivable	—	103	(103)	(100)%	(103)	—
Office expenses	3,241	1,536	1,705	111%	1,826	(121)
Hotel expenses	6,106	5,807	299	5%	—	299
Apartment expenses	976	1,026	(50)	(5)%	—	(50)
Asset management fees to affiliate	1,020	739	281	38%	243	38
General and administrative expenses	704	1,146	(442)	(39)%	n/a	n/a
Depreciation and amortization	5,150	3,709	1,441	39%	1,298	143
Interest expense	3,435	2,255	1,180	52%	1,012	168
Impairment charge on real estate	4,245	—	4,245	n/a	—	4,245
Other interest income	105	178	(73)	(41)%	n/a	n/a
Equity in income of unconsolidated entity	94	14	80	571%	—	80
Loss on real estate equity securities	(486)	—	(486)	n/a	(486)	—
Income tax expense	—	(431)	431	(100)%	—	431
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 related to real estate and real estate-related investments acquired or repaid on or after July 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Office revenues increased from $4.2 million for the three months ended September 30, 2017 to $7.5 million for the three months ended September 30, 2018 primarily as a result of the growth in our real estate portfolio. We expect office revenues to vary in future periods based on occupancy rates and rental rates of our office properties.
Hotel revenues decreased from $12.2 million for the three months ended September 30, 2017 to $10.5 million for the three months ended September 30, 2018 primarily due to $5.5 million of business interruption insurance recovery recorded in hotel revenues during the three months ended September 30, 2017, partially offset by the impact of Hurricane Matthew in October 2016, the result of which placed certain rooms at Springmaid Beach Resort out of service during the three months ended September 30, 2017. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Dividend income from real estate equity securities was $0.1 million for the three months ended September 30, 2018. We expect dividend income from real estate equity securities to vary in future periods as a result of declaration of dividends and to the extent we buy or sell any securities.
Interest income from our real estate loan receivable, recognized using the interest method, was $0.1 million for the three months ended September 30, 2017. The real estate loan receivable was repaid in full on January 12, 2018.
Office expenses increased from $1.5 million for the three months ended September 30, 2017 to $3.2 million for the three months ended September 30, 2018 primarily as a result of the growth in our real estate portfolio. Hotel expenses increased from $5.8 million for the three months ended September 30, 2017 to $6.1 million for the three months ended September 30, 2018 primarily due to an increase in occupancy rates. We expect total expenses to vary in future periods based on occupancy rates.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees to affiliate increased from $0.7 million for the three months ended September 30, 2017 to $1.0 million for the three months ended September 30, 2018 primarily as a result of the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and as a result of owning our investment in real estate equity securities acquired in 2018 for an entire period. Approximately $20,000 of asset management fees incurred were payable as of September 30, 2018.
General and administrative expenses decreased from $1.1 million for the three months ended September 30, 2017 to $0.7 million for the three months ended September 30, 2018 primarily as a result of professional fees incurred during the three months ended September 30, 2017 related to the Hurricane Matthew insurance claim. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses increased from $3.7 million for the three months ended September 30, 2017 to $5.2 million for the three months ended September 30, 2018 primarily due to the growth of our real estate portfolio and improvements to real estate for properties held throughout both periods. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of improvements to real estate.
Interest expense increased from $2.3 million for the three months ended September 30, 2017 to $3.4 million for the three months ended September 30, 2018 primarily due to increased borrowings in connection with our acquisition activity and increased one-month LIBOR rates during the three months ended September 30, 2018. Excluded from interest expense was $1.3 million of interest capitalized to our construction in progress during each of the three months ended September 30, 2018 and 2017. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives. The increase in interest expense due to increases in LIBOR rates would be minimized to the extent rates are above the strike rates on our interest rate cap instruments.
During the three months ended September 30, 2018, we recorded an impairment charge of $4.2 million to write-down the carrying value of 210 West 31st Street, a development property located in New York, New York, to its estimated fair value of $58.3 million due to a change in the projected hold period and related decrease in projected cash flows. We purchased 210 West 31st Street for $48.0 million plus $1.8 million of closing costs. Since acquisition in December 2016, we have capitalized $3.5 million in development costs and $9.2 million of other certain costs such as financing costs, real estate taxes and insurance costs that have been capitalized to construction in progress.
Loss on real estate equity securities was $0.5 million during the three months ended September 30, 2018, primarily as a result of a decrease in share price of our investment in real estate equity securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2018 versus the nine months ended September 30, 2017
The following table provides summary information about our results of operations for the nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Repayments (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2018	2017
Office revenues	$22,475	$7,824	$14,651	187%	$14,544	$107
Hotel revenues	26,234	23,473	2,761	12%	—	2,761
Apartment revenues	5,459	5,184	275	5%	—	275
Dividend income from real estate equity securities	113	—	113	n/a	113	—
Interest income from real estate loan receivable	10	303	(293)	(97)%	(293)	—
Office expenses	8,951	2,713	6,238	230%	6,455	(217)
Hotel expenses	17,161	14,839	2,322	16%	—	2,322
Apartment expenses	2,858	2,724	134	5%	—	134
Asset management fees to affiliate	2,940	1,820	1,120	62%	958	162
General and administrative expenses	1,947	2,492	(545)	(22)%	n/a	n/a
Depreciation and amortization	15,322	9,176	6,146	67%	6,382	(236)
Interest expense	9,740	5,798	3,942	68%	3,614	328
Impairment charge on real estate	4,245	—	4,245	n/a	—	4,245
Other interest income	257	467	(210)	(45)%	n/a	n/a
Equity in income of unconsolidated entity	225	40	185	463%	—	185
Loss on real estate equity securities	(172)	—	(172)	n/a	(172)	—
Income tax benefit	9	5	4	80%	—	4
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 related to real estate and real estate-related investments acquired or repaid on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Office revenues increased from $7.8 million for the nine months ended September 30, 2017 to $22.5 million for the nine months ended September 30, 2018 primarily as a result of the growth in our real estate portfolio. We expect office revenues to vary in future periods based on occupancy rates and rental rates of our office properties.
Hotel revenues increased from $23.5 million for the nine months ended September 30, 2017 to $26.2 million for the nine months ended September 30, 2018 primarily due to the impact of Hurricane Matthew in October 2016, the result of which placed certain rooms at Springmaid Beach Resort out of service during the nine months ended September 30, 2017. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.3 million for the nine months ended September 30, 2017 to $10,000 for the nine months ended September 30, 2018 as a result of the real estate loan receivable being repaid in full on January 12, 2018.
Office expenses increased from $2.7 million for the nine months ended September 30, 2017 to $9.0 million for the nine months ended September 30, 2018 primarily as a result of the growth in our real estate portfolio. Hotel expenses increased from $14.8 million for the nine months ended September 30, 2017 to $17.2 million for the nine months ended September 30, 2018 primarily due to an increase in occupancy rates. We expect total expenses to vary in future periods based on occupancy rates.
Asset management fees to affiliate increased from $1.8 million for the nine months ended September 30, 2017 to $2.9 million for the nine months ended September 30, 2018 primarily as a result of the growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and as a result of owning our investment in real estate equity securities acquired in 2018 for an entire period. Approximately $20,000 of asset management fees incurred were payable as of September 30, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses decreased from $2.5 million for the nine months ended September 30, 2017 to $1.9 million for the nine months ended September 30, 2018 primarily as a result of professional fees incurred during the nine months ended September 30, 2017 related to the Hurricane Matthew insurance claim, as well as a foreign currency gain of $0.1 million on our foreign currency forward contract, which is included as an offset to general and administrative expenses during the nine months ended September 30, 2018. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses increased from $9.2 million for the nine months ended September 30, 2017 to $15.3 million for the nine months ended September 30, 2018 primarily due to the growth of our real estate portfolio, partially offset by the effect of fully amortized assets related to properties held throughout both periods. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of improvements to real estate.
Interest expense increased from $5.8 million for the nine months ended September 30, 2017 to $9.7 million for the nine months ended September 30, 2018 primarily due to increased borrowings in connection with our acquisition activity and increased one-month LIBOR rates during the nine months ended September 30, 2018. Excluded from interest expense was $3.9 million and $3.0 million of interest capitalized to our construction in progress during the nine months ended September 30, 2018 and 2017, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives. The increase in interest expense due to increases in LIBOR rates would be minimized to the extent rates are above the strike rates on our interest rate cap instruments.
During the nine months ended September 30, 2018, we recorded an impairment charge of $4.2 million to write-down the carrying value of 210 West 31st Street, a development property located in New York, New York, to its estimated fair value of $58.3 million due to a change in the projected hold period and related decrease in projected cash flows. We purchased 210 West 31st Street for $48.0 million plus $1.8 million of closing costs. Since acquisition in December 2016, we have capitalized $3.5 million in development costs and $9.2 million of other certain costs such as financing costs, real estate taxes and insurance costs that have been capitalized to construction in progress.
Loss on real estate equity securities was $0.2 million during the nine months ended September 30, 2018, primarily as a result of a decrease in share price of our investment in real estate equity securities.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2018 and 2017 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income attributable to common stockholders	$(4,963)	$2,893	$(8,133)	$(834)
Depreciation of real estate assets	3,373	2,416	9,788	5,870
Amortization of lease-related costs	1,777	1,293	5,534	3,306
Impairment charge on real estate	4,245	—	4,245	—
Adjustments for noncontrolling interests (1)	(517)	(166)	(967)	(534)
Adjustments for investment in unconsolidated entity (2)	(35)	—	(53)	—
FFO attributable to common stockholders (3)	3,880	6,436	10,414	7,808
Straight-line rent and amortization of above- and below-market leases	(1,035)	(953)	(3,900)	(1,293)
Amortization of discounts and closing costs	—	(20)	—	(58)
Loss on real estate equity securities	486	—	172	—
Unrealized losses on derivative instruments	(23)	44	(84)	117
Adjustments for noncontrolling interests (1)	(5)	(5)	(12)	(16)
MFFO attributable to common stockholders (3)	3,303	5,502	6,590	6,558
Other capitalized operating expenses (4)	(298)	(159)	(998)	(446)
Casualty-related income, net (5)	—	(1,614)	—	(1,614)
Adjustments for noncontrolling interests - consolidated entity (1)	—	161	—	161
Adjusted MFFO attributable to common stockholders (3)	$3,005	$3,890	$5,592	$4,659
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net (loss) income attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(2) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net (loss) income attributable to common stockholders to FFO for our equity investment in an unconsolidated entity.
(3) FFO, MFFO and Adjusted MFFO includes $5.5 million and $5.8 million of business interruption insurance recovery for the three and nine months ended September 30, 2017, respectively.
(4) Reflects financing costs that are capitalized with respect to certain renovation projects but excluding development projects. During the time in which we are incurring costs necessary to bring these investments to their intended use, certain financing costs are capitalized in accordance with GAAP and not reflected in our net (loss) income, FFO and MFFO.
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
Organization and Offering Costs
Our organization and offering costs (other than selling commissions, dealer manager fees and the stockholder servicing fee) were paid by our advisor, the dealer manager or their affiliates on our behalf or paid directly by us. These offering costs include all expenses incurred in connection with our offerings. Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate.
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

During our initial public offering, pursuant to the advisory agreement and dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of us, provided that no reimbursements made by us to our advisor or the dealer manager may cause total organization and offering expenses incurred by us in connection with our initial public offering (including selling commissions, dealer manager fees and the stockholder servicing fees) to exceed 15% of the aggregate gross proceeds from our initial public offering as of the date of reimbursement. In addition, our advisor and its affiliates reimbursed us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceeded 1.0% of gross offering proceeds from the primary portion of our initial public offering. Our advisor and its affiliates are responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering as of the termination of the primary portion of our initial public offering.
Through September 30, 2018, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on our behalf in connection with our initial public offering of approximately $10.9 million. As of September 30, 2018, we had recorded $14.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of September 30, 2018, we had recorded $2.3 million of other organization and offering expenses, which amounts represent our maximum liability for organization and other offering costs based on the 1.0% limitation described above.
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
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow provided by operations were as follows for the first, second and third quarters of 2018 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share(1)(2)	Distributions Declared Per Class T Share(1)(2)	Distributions Paid (3)			Cash Flows (Used in) Provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2018	$1,082	$0.047	$0.024	$407	$665	$1,072	$(1,928)
Second Quarter 2018	1,124	0.048	0.025	435	691	1,126	4,494
Third Quarter 2018	1,349	0.048	0.041	480	770	1,250	3,037
	$3,555	$0.143	$0.090	$1,322	$2,126	$3,448	$5,603
_____________________
(1) Distributions for the period from January 1, 2018 through September 30, 2018 were based on daily record dates and were calculated at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock.
(2) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2018, we paid aggregate distributions of $3.4 million including $1.3 million distributions paid in cash and $2.1 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the nine months ended September 30, 2018 was $8.1 million and cash flow provided by operations was $5.6 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $2.3 million cash flow from current operating activities and $1.1 million prior period cash flow from operating activities in excess of distributions paid. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the nine months ended September 30, 2018, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 2% annualized stock dividend per share of common stock if paid each month for a year.  Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
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
We expect that we will fund these cash distributions from dividend income from real estate equity securities and rental and other income on our real property investments. We may also utilize strategic refinancings to fund cash distributions for investments that have appreciated in value after our acquisition. Generally, our distribution policy is not to pay cash distributions from sources other than cash flow from operations, investment activities and strategic financings. However, we may fund cash distributions from any source and there are no limits to the amount of distributions that we may pay from any source, including proceeds from our public offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, we would look first to other third party borrowings to fund these distributions.
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
Cash Distributions Paid
On October 1, 2018, we paid distributions of $0.5 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from September 1, 2018 through September 30, 2018. On November 1, 2018, we paid distributions of $0.5 million related to cash distributions on the outstanding shares of the common stock based on daily record dates for the period from October 1, 2018 through October 31, 2018. Distributions for the period from September 1, 2018 through October 31, 2018 were calculated based on stockholders of record each day during the period at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
Stock Dividends Issued
On August 9, 2018, our board of directors authorized stock dividends for the month of September 2018, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on September 30, 2018.  We issued the September 2018 stock dividend, consisting of 50,117 shares, on October 2, 2018.
On August 9, 2018, our board of directors authorized stock dividends for the month of October 2018, in the amount of 0.001667 shares of our common stock on each outstanding share of common stock issuable to all common stockholders of record as of the close of business on October 31, 2018.  We issued the October 2018 stock dividend, consisting of 50,250 shares, on November 2, 2018.
Distributions Declared
On October 10, 2018, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from November 1, 2018 through November 30, 2018, which we expect to pay in December 2018. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of $0.00052548 per share per day.
Also on October 10, 2018, our board of directors authorized a stock dividend for the month of November 2018 in the amount of 0.001667 shares of common stock on each outstanding share of common stock, issuable to all common stockholders of record as of the close of business on November 30, 2018. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We expect to issue this stock dividend in December 2018.

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
Movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $328.9 million of variable rate debt outstanding. As of September 30, 2018, we have also entered into four interest rate cap agreements with an aggregate notional value of $135.6 million, which effectively caps one-month LIBOR at 3.00%. The weighted-average remaining term of the interest rate caps is 0.8 years. Based on interest rates as of September 30, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2019, interest expense on our variable rate debt would increase or decrease, respectively, by $2.9 million and $3.3 million, respectively.
The weighted-average interest rate of our variable rate debt as of September 30, 2018 was 4.9%.  The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2018 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of September 30, 2018 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of September 30, 2018, we owned real estate equity securities with a book value of $6.8 million. Based solely on the prices of real estate equity securities for the three months ended September 30, 2018, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $0.7 million.
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
For the nine months ended September 30, 2018, we paid aggregate distributions of $3.4 million including $1.3 million distributions paid in cash and $2.1 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the nine months ended September 30, 2018 was $8.1 million and cash flow provided by operations was $5.6 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $2.3 million cash flow from current operating activities and $1.1 million prior period cash flow from operating activities in excess of distributions paid. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

PART II.	OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)

In July 2018 we exhausted funds available for redemptions under our share redemption program, other than those submitted in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” for which we have $0.2 million available as of September 30, 2018. Therefore, except in limited circumstances, our stockholders will be unable to sell their shares under our share redemption program until January 2019 when the dollar limitation resets. However, because of the amount of unfulfilled redemption requests, and limitations on the dollar amount of shares that may be redeemed, it is likely that we will not be able to redeem all shares when the dollar limitation resets.
During any calendar year, except with respect to redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (for which we have $0.2 million available as of September 30, 2018), we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year. In 2017, our net proceeds from the distribution reinvestment plan were $2.4 million. As of the July 2018 redemption date, we had exhausted this amount, and as of September 30, 2018, we had $3.0 million outstanding and unfulfilled redemption requests representing 327,841 shares.
The annual limitation on the dollar amount of shares that may be redeemed under our share redemption program will be reset on January 1, 2019. Once we have funds available for redemption, if we cannot redeem all shares presented for redemption in any month because of the dollar limitation on redemptions or the limitation on the number of shares that we may redeem during the calendar year, each set forth in our share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our most recently effective registration statement, then we would redeem all of such stockholder’s shares. Therefore, even once the annual limitation on the dollar amount of shares that may be redeemed is reset, it is likely that our stockholders will be unable to have all of their shares redeemed under our share redemption program because we will be forced to redeem our stockholders pro rata based on the amount of funds we have available for redemption.

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

On February 11, 2016, we filed an amended registration statement on Form S-11 with the SEC to add a second class of common stock designated as Class T shares and to designate our currently outstanding common stock as Class A shares. Pursuant to the registration statement, as amended, effective February 17, 2016 through June 7, 2017, we offered Class A shares at a price of $10.00 per share and Class T shares at a price of $9.59 per share. Both classes of shares have discounts available to certain categories of purchasers. We also offered up to 76,366,006 in shares of our common stock pursuant to our dividend reinvestment plan: Class A shares at a price of $9.50 per share and Class T shares at a price of $9.12 per share. Effective June 8, 2017, Class A shares are being offered at $10.00 per share and Class T shares at $9.63 per share. We offered to sell any combination of Class A and Class T shares in our primary offering and dividend reinvestment plan offering but in no event could we sell more than 180,000,000 of shares of our common stock pursuant to the offering.
We ceased offering shares of common stock in our primary offering on July 31, 2018 and terminated our primary offering on September 28, 2018 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We continue to offer shares under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
We sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, in our ongoing initial public offering for aggregate gross offering proceeds of $228.6 million in our initial public offering. As of September 30, 2018, we had sold 549,572 and 178,325 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $6.7 million. As of September 30, 2018, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimbursed KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$14,475	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	2,306	Actual
Total expenses	$16,781

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

______________________________________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering was paid to our dealer manager and accrued daily and was paid monthly in arrears. Our dealer manager reallowed all of the stockholder servicing fees paid to it. The stockholder servicing fee was an ongoing fee that was not paid at the time of purchase and was not intended to be a principal use of offering proceeds; it was therefore excluded from the table above. As of September 30, 2018, we ceased paying the stockholder servicing fee and had recorded approximately $1.7 million in stockholder servicing fees, which is the amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering as of the termination of the offering.
(2) Organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) are capped at 1.0% of gross offering proceeds from the primary portion of our initial public offering.  KBS Capital Advisors and its affiliates are responsible for any organization and other offering costs related to the primary portion of our initial public offering that exceed this limit.  The amount included above represents our maximum liability for organization and other offering costs based on the 1.0% limit.  As of September 30, 2018, KBS Capital Advisors and its affiliates had incurred an additional $8.6 million in organization and other offering costs on our behalf in connection with our initial public offering.
As of September 30, 2018, we have used substantially all of the net proceeds from our offerings to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments located in the United States and Europe. Such investments include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans and investment in opportunistic real estate.
The net proceeds from our offerings, along with debt financing, we used to invest $571.6 million in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity, a leasehold interest through a joint venture to develop one retail property, one first mortgage loan and an investment in real estate equity securities, including $18.0 million of acquisition fees and closing costs and origination fees and expenses.

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
During the nine months ended September 30, 2018, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	72,262	$8.82	(2)
February 2018	10,602	$8.37	(2)
March 2018	11,025	$8.57	(2)
April 2018	27,994	$8.39	(2)
May 2018	36,198	$8.53	(2)
June 2018	84,916	$8.91	(2)
July 2018	32,689	$9.05	(2)
August 2018	—	$—	(2)
September 2018	—	$—	(2)
Total	275,686
_____________________
(1) Pursuant to the program, as amended, we will redeem shares at the purchase prices described above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2018, we redeemed $2.4 million of common stock. In July 2018, we exhausted all funds available for redemption of shares in 2018 in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” As of September 30, 2018, we have $0.2 million available for redemptions that are submitted in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence.” As of September 30, 2018, we had a total of $3.0 million outstanding and unfulfilled redemption requests representing 327,841 shares.  We recorded $2.1 million to redeemable common stock payable on the accompanying consolidated balance sheets, which represents the amount available to be redeemed in 2019 based on net proceeds from the sale of shares under our distribution reinvestment plan as of September 30, 2018.

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

4.5	Amended and Restated Multiple Class Plan, effective as of May 18, 2017, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 24, 2017

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors, LLC, dated October 10, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program adopted February 16, 2016, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed February 22, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	November 9, 2018	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 9, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)