Form 10-K
period 2018-12-31
KBS Strategic Opportunity REIT II, Inc.
filed 2019-03-08
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 6, 2018, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.65 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of September 30, 2018. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of December 6, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of June 30, 2018, the Registrant was selling shares in its initial public offering at $10.00 per share of Class A common stock and $9.63 per share of Class T common stock, with discounts available for certain categories of purchasers. There were approximately 29,065,490 shares of common stock held by non-affiliates as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 4, 2019, there were 17,920,460 and 12,216,244 outstanding shares of Class A and Class T common stock of the Registrant, respectively.

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

•	We depend on our advisor to conduct our operations and eventually dispose of our investments.

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

•
We raised substantially less than the maximum offering amount in our initial public offering. Therefore, our portfolio of properties may not be as diverse as it otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets.

•
Our advisor and its affiliates receive fees in connection with transactions involving the management of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increase our stockholders’ risk of loss.

•
Our distribution policy is generally not to use offering proceeds to pay distributions. However, we may pay distributions from any source, including, without limitation, from offering proceeds or borrowings (which may constitute a return of capital). If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

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

•
Our estimated net asset value per share does not currently represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange.

•
Certain of our debt obligations have variable interest rates and related payments that vary with the movement of LIBOR or other indexes. Increases in these indexes could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
KBS Strategic Opportunity REIT II, Inc. was formed on February 6, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2014 and it intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to KBS Strategic Opportunity REIT II, Inc. and as required by context, KBS Strategic Opportunity Limited Partnership II, a Delaware limited partnership formed on May 21, 2013 (the “Operating Partnership”), and its subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. We have no paid employees.
KBS Capital Advisors LLC (“KBS Capital Advisors”) serves as our external advisor pursuant to an advisory agreement initially entered into on July 3, 2013. As our advisor, KBS Capital Advisors manages our day-to-day operations and manages our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors also provides marketing, investor-relations and other administrative services on our behalf. On July 3, 2013, we issued 21,739 shares of our common stock to our advisor at a purchase price of $9.20 per share.
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
We have used substantially all of the net proceeds from our offerings to invest in and manage a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of December 31, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of December 31, 2018, we had entered into a consolidated joint venture to develop one retail property.
We sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $228.6 million in our initial public offering. As of December 31, 2018, we had sold 602,462 and 225,137 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $7.6 million. Also as of December 31, 2018, we had redeemed 443,543 and 63,926 shares of Class A and Class T common stock, respectively, for $4.4 million.
We sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on each of April 2, 2014 and July 31, 2014, we issued 120,106 shares of Class A common stock to an entity affiliated with two of our officers and affiliated directors for $1.0 million in separate private transactions exempt from the registration requirements of the Securities Act. On July 14, 2017 and February 13, 2018, we issued 214,175 shares and 10,935 shares, respectively, of Class A common stock to a business associate of two of our officers and affiliated directors for $2.0 million and $0.1 million, respectively, in a separate private transaction exempt from the registration requirements of the Securities Act.

Objectives and Strategies
Our primary investment objectives are:

•	to preserve and return our stockholders’ capital contributions;

•	to realize growth in the value of our investments; and

•	to provide increasing cash distributions to our investors through increased cash flow from operations or targeted asset sales.
We have completed our acquisition stage and we plan to lease-up and stabilize existing assets, as well as explore value-add opportunities for existing assets. We will seek to realize growth in the value of our investments by timing asset sales to maximize their value.
Investment Strategies
We have sought to achieve our objectives by using substantially all of the net proceeds from our offerings and debt financing to invest in and manage a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an investment, we emphasized the performance and risk characteristics of that investment, how that investment fits with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives.
Real Estate Investments
As of December 31, 2018, we owned two hotel properties with an aggregate of 648 rooms, four office properties encompassing in the aggregate 864,940 rentable square feet which were 70% occupied and one apartment property with 292 units which was 95% occupied. Additionally, as of December 31, 2018, we had entered into a consolidated joint venture to develop one retail property. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investments
As of December 31, 2018, we owned an investment in real estate equity securities with a total book value of $7.2 million.
Other Investment
As of December 31, 2018, we owned an investment in an unconsolidated entity. On June 28, 2016, we originated a participating loan facility to STAM in an amount up to €2.6 million ($2.9 million at closing). We funded approximately €2.1 million ($2.3 million at closing). In addition to the amount funded at closing, we also capitalized an additional $0.2 million of acquisition costs and fees.  During the year ended December 31, 2018, we recognized $0.3 million of income with respect to this investment. STAM used the proceeds to fund a general partner interest in a STAM-sponsored institutional real estate fund with an unrelated third party joint venture partner. The real estate fund invested in European real estate which STAM manages on behalf of the joint venture. As part of the terms of this investment with STAM, we receive a portion of the fees STAM receives from the fund.
Financing Objectives
We have financed a portion of our investments with debt. We have used debt financing in various forms in an effort to increase the size of our portfolio and potential returns to our stockholders. Access to capital is crucial to our business, since we earn income based on the spread between the yield on our investments and the cost of our borrowings.
We have focused our investment activities on obtaining a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate investments. Careful use of debt has helped us to achieve our diversification goals because we have more funds available for investment. We expect our debt financing to be 60% or less of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). This is our target leverage as established by our board of directors. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2018, our borrowings and other liabilities were approximately 60% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

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
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the disposition of investments; management of the daily operations of our investment portfolio; and other general and administrative responsibilities. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.
Competitive Market Factors
We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
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
Risks Related to an Investment in Us
In January 2019 we exhausted funds available for redemptions under our share redemption program, other than those submitted in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” for which we had $0.5 million available as of March 1, 2019. Therefore, except in limited circumstances, our stockholders will be unable to sell their shares under our share redemption program.
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year provided that $500,000 of this amount is reserved for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” In 2018, our net proceeds from the distribution reinvestment plan were $3.0 million. As of the January 2019 redemption date, we had exhausted the amount available for ordinary redemptions, and as of March 1, 2019, we had $1.9 million outstanding and unfulfilled redemption requests representing 205,038 shares. We have $0.5 million available to fund special redemptions during the remainder of 2019. We can provide no assurances as to whether our board of directors will make additional funds available for our share redemption program.

We raised substantially less than the maximum offering amount in our initial public offering. Therefore, our portfolio of assets may not be as diverse as it otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets.
Our initial public offering was made on a “best efforts” basis, whereby the broker-dealers who participated in the offering had no firm commitment or obligation to purchase any of the shares. In the public offering, we raised fewer proceeds than our sponsor and dealer manager originally expected. As a result, we raised substantially less than the maximum offering amount in the public offering. Therefore, we made fewer investments than originally intended, resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments or the collateral securing our investments are located. Adverse developments with respect to a single asset, or a geographic region, will have a greater adverse impact on our operations than they otherwise would.
Our board of directors has begun to explore strategic alternatives for us. If we consummate a merger or pursue another exit strategy in the near term, stockholders may not receive an amount per share equal to our estimated NAV per share.
Our estimated NAV per share of $9.65, as established by our board of directors on December 6, 2018, did not take into account estimated disposition costs and fees for real estate properties, entity liquidation costs, and debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations.  These fees may be substantial.  Thus, to the extent we consummate a merger or pursue another exit strategy in the near term, stockholders may not recover the estimated NAV per share due to the impact of these fees and costs.
Because no public trading market for our shares currently exists, it will be difficult for our investors to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to the offering price.
No public market currently exists for our shares, and at this time we have no plans to list our shares on a national securities exchange. Our charter does not require our directors to provide our stockholders with a liquidity event by a specified date or at all. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell a stockholders’ shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice to stockholders. In addition, in January 2019 we exhausted funds available for redemptions under our share redemption program, other than those submitted in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence.” Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan.
Because of the concentration of a significant portion of our assets in California, any adverse economic, real estate or business conditions in this area could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2018, our real estate investments in California represented 55.2% of our total assets. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
We depend on KBS Capital Advisors, its affiliates and the key real estate and debt finance professionals at KBS Capital Advisors to manage our operations and our portfolio of real estate-related loans, opportunistic real estate, real estate equity securities and other real estate-related investments. Our advisor depends upon the fees and other compensation that it receives from us and other KBS-sponsored public programs in connection with the origination, purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or its affiliates or our relationship with KBS Capital Advisors or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.
We have paid distributions in part from financings and expect that in the future we may not pay distributions solely from our cash flow from operating activities. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We have paid distributions in part from financings and expect that in the future we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions with proceeds from the sale of assets. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operating activities available for distribution in future periods. If we fund distributions from the sale of assets, this will affect our ability to generate cash flow from operating activities in future periods. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operating activities.
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
For the year ended December 31, 2018, we paid aggregate distributions of $4.9 million, including $1.9 million of distributions paid in cash and $3.0 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2018 was $23.5 million and cash flow provided by operations was $4.6 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $3.8 million of cash flow from operating activities and $1.1 million of prior period cash flow from operating activities in excess of distributions paid. For purposes of determining the source of distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment strategies, which could limit our ability to pay distributions and decrease the value of an investment in us.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Bren, Hall, McMillan or Schreiber. Messrs. Bren, Hall, McMillan and Schreiber may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to retain or obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in us may decline. Furthermore, if some or all of the key real estate and debt finance professionals at KBS Capital Advisors are internalized by KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT or KBS Growth & Income REIT, KBS Capital Advisors may need to replace such professionals, or we may need to find employees or an advisor to replace the management services KBS Capital Advisors provides to us. In such event our operating performance and the return on an investment in us could suffer.
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
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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
In addition, we rely on the security systems of our third-party managers and franchisors to protect proprietary and customer information from these threats.
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

KBS Capital Advisors and the key real estate professionals associated with KBS Capital Advisors face conflicts of interest relating to the leasing and disposition of properties due to their relationship with other real estate programs and such conflicts may not be resolved in our favor, which could limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall investment return.
We rely on our sponsor, KBS Holdings LLC, and other key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to supervise the property management and leasing and eventual disposition of properties. KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT and KBS Growth & Income REIT are also advised by KBS Capital Advisors. Keppel-KBS US REIT is externally managed by a joint venture between (i) an entity in which Messrs. Hall and McMillan have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with us, and has also engaged KBS Capital Advisors to act as its asset manager in the United States. Through KBS Capital Advisors these programs rely on many of the same real estate and debt finance professionals as will future programs advised by our advisor or professionals associated with our advisor. Messrs. Bren and Schreiber and several of the other key real estate and debt finance professionals at KBS Capital Advisors are also the key real estate and debt finance professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. In addition, Messrs. Hall and McMillan have founded Pacific Oaks Capital Group, a real estate management company, and its family of companies in 2018. As such, we and other programs will rely on the real estate and debt finance professionals employed by KBS Capital Advisors, as will future KBS-sponsored programs, KBS-advised investors and other programs sponsored by Messrs. Bren, Hall, McMillan and Schreiber. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by other program they advise, when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
In addition, we and other programs advised by KBS Capital Advisors and its affiliates or key real estate professionals, rely on our sponsor and other key real estate professionals at our advisor to sell our properties. These programs and KBS-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by other programs they advise when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to pay distributions and reduce our stockholders’ overall investment return.
KBS Capital Advisors will face conflicts of interest relating to joint ventures that we may form with affiliates of KBS Capital Advisors, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by a majority of our independent directors, we may enter into joint venture agreements with other KBS-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. KBS Capital Advisors and KBS Realty Advisors and its affiliates, the advisors to the other KBS-sponsored programs and the investment advisers to KBS-advised investors, have some of the same executive officers, directors and other key real estate and debt finance professionals; and these persons will face conflicts of interest in determining which KBS program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the KBS-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a KBS-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The KBS-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and our investors’ detriment.

KBS Capital Advisors, the real estate and debt finance professionals assembled by our advisor, their affiliates and our officers face competing demands on their time and this may cause our operations and an investment in us to suffer.
We rely on KBS Capital Advisors and the real estate and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, for the day-to-day operation of our business. KBS REIT II, KBS Strategic Opportunity REIT, KBS REIT III and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs and KBS-advised investors. Further, our officers and affiliated directors are also officers and/or an affiliated directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT II, KBS REIT III, and KBS Growth & Income REIT; and Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT. In addition, Messrs. Bren and Schreiber are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As a result of their interests in other KBS-sponsored programs, their obligations to other KBS-advised investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Growth & Income REIT, KBS Capital Advisors and other KBS-sponsored programs and KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of an investment in us, may decline.
All of our executive officers and our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and through KBS Capital Advisors and its affiliates these persons serve as the advisor to KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Growth & Income REIT, and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.

Our board of directors’ loyalties to KBS Strategic Opportunity REIT and Keppel-KBS US REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
Three of our directors, including one of our independent directors, Mr. Yee, are also directors of KBS Strategic Opportunity REIT. In addition, one of our directors, Mr. McMillan, is also director of Keppel-KBS US REIT. The loyalties of our directors serving on the boards of directors of KBS Strategic Opportunity REIT and Keppel-KBS US REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

Risks Related to Our Corporate Structure
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
If funds are not available from our dividend reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and limit our ability to redeem shares under our share redemption program.
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
On December 6, 2018, our board of directors approved an estimated NAV per share of our common stock of $9.65 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2018, see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information.” There were no material changes between September 30, 2018 and December 6, 2018 that impacted the overall estimated NAV per share. We provided this estimated NAV per share to assist broker-dealers who participate in this offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines.
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
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2018. As of September 30, 2018, there were 17,963,199 and 12,100,736 shares of Class A and Class T common stock issued and outstanding, respectively. We did not make any adjustments to our estimated NAV subsequent to September 30, 2018, including adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to the capital raised during our offering stage, future investments, the performance of individual assets in our portfolio, the management of those assets, and the real estate and finance markets. Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. We expect to utilize our advisor and/or an independent valuation firm to update our estimated NAV per share annually. We cannot assure our stockholders that our estimated NAV per share will increase or that it will not decrease.
Payment of fees to KBS Capital Advisors and its affiliates reduces cash available for distribution and increases the risk that stockholders will not be able to recover the amount of an investment in our shares.
KBS Capital Advisors and its affiliates perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We pay them substantial fees for these services, which will result in immediate dilution to the value of an investment in us and reduce the amount of cash available for distribution to stockholders. Compensation to be paid to our advisor may be increased without stockholder approval, which would further dilute our stockholders’ investment and reduce the amount of cash available for distribution to stockholders.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter.
These fees increase the risk that the amount of cash available for distribution to common stockholders upon a liquidation of our portfolio would be less than the estimated NAV per share. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
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
KBS Holdings, through its ownership interest in KBS Capital Advisors, has only invested $200,000 in us through the purchase of 21,739 shares of our Class A common stock at $9.20 per share. In addition, Messrs. Hall and McMillan, through their ownership interest in Willowbrook Capital Group LLC have invested $2,000,000 in us through the purchase of 240,211 shares of our Class A common stock at $8.33 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for our significant organization and offering expenses, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our stockholders may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
We intend to invest in a portfolio of real estate-related loans, opportunistic real estate, real estate equity securities and other real estate-related investments, including direct investments in opportunistic real estate. Each of these investments will be subject to the risks typically associated with real estate. Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the properties securing the loans drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:

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
We are dependent on the third-party managers of our hotels.
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
General economic conditions and discretionary consumer spending may affect our hotels and lower the return on our stockholders’ investment.
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
Adverse weather conditions may disrupt operations and influence revenues at our hotels. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods. In particular, Springmaid Beach Resort Hotel, which represented 10% of our total assets as of December 31, 2018 is located in Myrtle Beach, South Carolina, an area that sustained significant damage from Hurricane Matthew in October 2016, which resulted in a number of rooms being offline during the year ended December 31, 2017. As of December 31, 2017, no rooms remained out of service. The pier was destroyed and certain restaurants and stores had been closed. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to 3% of replacement cost per incident.

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
Retail properties or mixed-use properties with a retail component may be affected by an economic downturn in the United States, which may have an adverse impact on the retail industry generally. Slow or negative growth in the retail industry may result in defaults by retail tenants, which could have an adverse impact on our results of operations.
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of the regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, but not by way of limitation, the Dodd-Frank Act and the rule-making thereunder provides for significantly increased regulation of the derivative transactions used to affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to an exemption for end-users of swaps upon which we and our subsidiaries generally rely, mandated clearing of certain derivatives transactions through central counterparties and execution on regulated exchanges or execution facilities and, (iii) to the extent we are required to clear any such transactions, margin and collateral requirements. The imposition, or the failure to comply with, any of the foregoing requirements may have an adverse effect on our business and our stockholders’ return.
Our investments in preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
Our investments in preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in our prospectus. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments also discussed in our prospectus. Furthermore, preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in preferred and common equity securities are subject to risks of (i) substantial market price volatility resulting from changes in prevailing interest rates, (ii) subordination to the senior claims of banks and other lenders to the issuer, (iii) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (iv) the possibility that earnings of the issuer may be insufficient to meet its distribution obligations and (v) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding preferred and common equity securities and the ability of the issuers thereof to make distribution payments to us.
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
Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Some of the CMBS and RMBS that we may purchase may be traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. The mezzanine and bridge loans we may purchase or originate will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. This illiquidity may limit our ability to vary our portfolio in response to changes in economic and other conditions, which could increase the likelihood that the value of the stockholders’ investment in us will decrease as a result of such changes in economic and other conditions.
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
Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish our stockholders’ return on their investment in us.
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

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, our stockholders’ investment nevertheless is subject to the risks associated with investments in unimproved real property.
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
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases may insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders’ investment in us. In addition, other than any working capital reserve or other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.
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
Risks Related to Our Financing Strategy
We have obtained mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.
We have obtained long-term financing that are secured by our real estate investments. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
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
Our operating results will depend in large part on differences between the income from our assets, net of credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit our ability to pay distributions to our stockholders. We have incurred debt and increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the cash we have available for distribution to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
Changes to the LIBOR settling process could adversely affect our ability to make distributions to our stockholders.
As of December 31, 2018, we have $328.8 million variable rate debt outstanding for which we pay interest based on the London Interbank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative, due to LIBOR rate manipulation and the resulting fines assessed on several major financial institutions over the past several years. It is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. At this time, we do not know what changes will be made by the Financial Conduct Authority, or how the changes to or replacement of LIBOR will affect the interest we pay on our unsecured credit facility and other debt instruments. Additionally, there is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse effect on us.

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

We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our gross assets (25% for tax years before 2018) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
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
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.

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

•	If elected, allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system if a technical correction is passed, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

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
As of December 31, 2018, we owned two hotel properties, four office properties and one apartment property. Additionally, as of December 31, 2018, we had entered into a consolidated joint venture to develop one retail property.
Hotel Properties
The following table provides summary information regarding our hotel properties as of December 31, 2018:

Property Location of Property	Date Acquired	Number of Rooms	Percentage Occupied for the Year Ended December 31, 2018	Average Daily Rate	Average Revenue per Available Room	Ownership %
Springmaid Beach Resort Myrtle Beach, SC	12/30/2014	452	60.6%	$157.47	$95.47	90.0%
Q&C Hotel New Orleans, LA	12/17/2015	196	77.8%	$158.92	$123.69	90.0%
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
Pursuant to the lease agreements, the Hotel Operations Joint Venture will pay to the Hotel Owner Joint Venture, on a monthly basis, an annual base rent. The annual base rent will be adjusted as set forth in the lease agreements beginning in 2016 as well as prorated for any partial years. For the Springmaid Beach Resort, the annual base rent was $3.3 million for 2018 and is $3.1 million for 2019. For the Q&C Hotel the annual base rent was $3.4 million for 2018 and is $3.5 million for 2019.
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
Office Properties
The following table provides summary information regarding our office properties as of December 31, 2018:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Occupancy	Annualized Base Rent (1) (in thousands)	Average Annualized Base Rent per Square Foot (2)	Average Remaining Lease Term in Years	Ownership %
2200 Paseo Verde Henderson, NV	12/23/2015	Office	59,818	$14,118	88.3%	$1,635	$30.96	4.1	100.0%
Lincoln Court Campbell, CA	05/20/2016	Office	123,529	51,706	72.7%	4,653	51.82	3.1	100.0%
Oakland City Center Oakland, CA	08/18/2017	Office	368,032	172,790	89.6%	13,755	41.73	2.9	100.0%
Madison Square (3) Phoenix, AZ	10/03/2017	Office	313,561	33,493	42.4%	2,834	21.29	5.8	90.0%
			864,940	$272,107	70.0%	$22,877	$37.79	3.7
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(3) This property was formerly known as Grace Court and was re-named Madison Square in connection with our re-branding strategy for this property.
As of December 31, 2018, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2018, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific and Legal	14	$3,753	16.4%
Legal Services	12	3,657	16.0%
Public Administration (Government)	6	3,195	14.0%
Finance	13	2,519	11.0%
		$13,124	57.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

Portfolio Lease Expiration
The following table reflects lease expirations of our office properties as of December 31, 2018:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month-to-Month	3	$286	1.3%	7,528	1.2%
2019	17	3,205	14.0%	82,203	13.6%
2020	15	4,095	17.9%	115,355	19.1%
2021	14	3,068	13.4%	72,308	11.9%
2022	11	2,982	13.0%	83,165	13.7%
2023	14	2,901	12.7%	60,204	9.9%
2024	5	1,068	4.7%	28,341	4.7%
2025	6	4,205	18.4%	117,769	19.5%
2026	3	456	2.0%	22,169	3.7%
2027	1	32	0.1%	887	0.1%
2028	3	579	2.5%	15,360	2.6%
Total	92	$22,877	100%	605,289	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Apartment Property
The following table provides summary information regarding our apartment property as of December 31, 2018:

Property Location of Property	Date Acquired	Property Type	Number of Units	Monthly Rent (1)	Occupancy (2)	Average Monthly Rent per Leased Unit (3)	Ownership %
Lofts at NoHo Commons North Hollywood, CA	11/16/2016	Apartment	292	$607,000	94.9%	$2,190	90.0%
_____________________
(1) Monthly rent is based on the aggregate contractual rent from tenant leases in effect as of December 31, 2018, adjusted to reflect any contractual tenant concessions.
(2) Occupancy percentage is calculated as the number of occupied units divided by the total number of units of the property as of December 31, 2018.
(3) Average monthly rent per leased unit is calculated as the aggregate contractual rent from leases in effect as of December 31, 2018, adjusted to reflect any contractual tenant concessions, divided by the number of leased units.
Development Property
On December 1, 2016, we, through a joint venture (the “210 West 31st Street Joint Venture”), acquired a leasehold interest to develop one retail property in 210 West 31st Street, New York, New York (“210 West 31st Street”). The leasehold interest for 210 West 31st Street expires January 31, 2114. We own an 80% equity interest in the 210 West 31st Street Joint Venture.
210 West 31st Street is located in New York, New York and consists of an 8,637 square foot development site located directly across the street from Madison Square Garden and Penn Station. As of December 31, 2018, the book value of our construction project was $54.9 million.

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
Stockholder Information
As of March 4, 2019, we had 17,920,460 and 12,216,244 shares of Class A and Class T common stock, respectively, outstanding held by a total of approximately 3,200 and 2,600 stockholders, respectively. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participate in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). For this purpose, we estimated the value of the shares of our common stock as $9.65 per share as of December 31, 2018. This estimated value per share is based on our board of directors’ approval on December 6, 2018 of an estimated value per share of our common stock of $9.65 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2018. There were no material changes between September 30, 2018 and December 6, 2018 that impacted the overall estimated NAV per share.
Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated NAV per share was based upon the recommendation and valuation prepared by our advisor. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate valuation firm, to provide appraisals for each of our consolidated investments in real properties owned as of September 30, 2018 (the “Appraised Properties”) for use by our advisor in calculating and recommending an estimated NAV per share. Duff & Phelps prepared appraisal reports, summarizing key inputs and assumptions for each of the Appraised Properties. Our advisor performed valuations of our cash, restricted cash, investment in real estate equity securities, investment in an unconsolidated entity, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Our advisor used the appraised values of the Appraised Properties together with its estimated value of each of our other assets and liabilities, to calculate and recommend an estimated NAV per share of our common stock. Based on (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal reports prepared by Duff & Phelps and our advisor’s estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated NAV per share resulting from our advisor’s valuation process, and (iii) other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated NAV per share proposed by our advisor was reasonable and recommended to our board of directors that it adopt $9.65 as the estimated NAV per share of our common stock. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.65 as the estimated NAV per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated NAV per share as of December 6, 2018, as well as the calculation of our estimated NAV per share as of June 6, 2017. Duff & Phelps is not responsible for the determination of the estimated NAV per share as of December 6, 2018 or June 6, 2017.

	December 6, 2018 Estimated NAV per Share	June 6, 2017 Estimated NAV per Share (1)	Change in Estimated NAV per Share
Real estate properties (2)	$20.54	$15.55	$4.99
Real estate equity securities (3)	0.23	—	0.23
Real estate loan receivable	—	0.15	(0.15)
Investment in unconsolidated entity	0.17	0.10	0.07
Cash	0.90	3.01	(2.11)
Other assets	0.42	0.77	(0.35)
Mortgage debt (4)	(11.02)	(9.08)	(1.94)
Other liabilities	(0.41)	(0.37)	(0.04)
Non-controlling interests	(1.18)	(1.08)	(0.10)
Estimated NAV per share	$9.65	$9.05	$0.60
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated NAV per share	$9.65	$9.05	$0.60
_____________________
(1) The June 6, 2017 estimated value per share was based upon the recommendation and valuation of our advisor. We engaged Duff & Phelps to provide appraisals of our consolidated investments in real properties and our advisor performed valuations of our cash, restricted cash, real estate loan receivable, investment in an unconsolidated entity, other assets, mortgage debt and other liabilities. For more information relating to the June 6, 2017 estimated value per share and the assumptions and methodologies used by Duff & Phelps and the Advisor, see our Current Report on Form 8-K filed with the SEC on June 7, 2017.
(2) The increase in the estimated value of real estate properties was due to acquisitions of real estate properties and increases in fair values of our real estate properties.
(3) The increase in the estimated value of real estate equity securities was due to acquisitions of real estate equity securities.
(4) The increase in mortgage debt was primarily due to borrowings to fund acquisitions of real estate and capital expenditures on real estate.
The increase in our estimated NAV per share from the previous estimate was primarily due to the items noted below, which reflect the significant contributors to the increase in the estimated NAV per share from $9.05 to $9.65. The changes are not equal to the change in values of each real each asset and liability group presented in the table above due to real estate property acquisitions, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated NAV per share.

Change in Estimated NAV per Share
June 6, 2017 estimated NAV per share	$9.05
Changes to estimated NAV per share
Real estate
Real estate	2.12
Investment in unconsolidated entity	0.11
Capital expenditures on real estate	(1.03)
Total change related to real estate	1.20
Operating cash flows in excess of distributions declared (1)	0.02
Acquisition and financing costs	(0.31)
Notes payable	(0.08)
Investment in equity securities	(0.01)
Other changes	(0.02)
Total change in estimated NAV per share (before stock distributions)	0.80
Stock distributions	(0.20)
December 6, 2018 estimated NAV per share (after stock distributions)	$9.65
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to (i) deduct certain capitalized interest expense related to a development project, (ii) add back the amortization of deferred financing costs and (iii) deduct income from business interruption insurance recoveries. We compute MFFO in accordance with the definition included in the practice guideline issued by IPA in November 2010.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated NAV per share of our common stock, and this difference could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties or debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. As of September 30, 2018, we had no potentially dilutive securities outstanding that would impact the estimated NAV per share of our common stock.
Our estimated NAV per share takes into consideration any potential liability related to a subordinated participation in cash flows our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with our advisory agreement. For purposes of determining the estimated NAV per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the subordinated participation in cash flows.
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

_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to prepare appraisal reports for each of the Appraised Properties and Duff & Phelps received fees upon the delivery of such reports. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to December 11, 2018, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal report.

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
Real Estate Valuation
As of September 30, 2018, we (i) owned, and the Appraised Properties consisted of, two hotel properties, four office properties, one apartment building and one retail development property, which were acquired for a total purchase price of $492.5 million, exclusive of acquisition fees and acquisition expenses of $17.0 million, and (ii) had invested $48.9 million in capital expenditures, leasing commissions and other capitalized costs in the Appraised Properties. As of September 30, 2018, the total appraised value of the Appraised Properties as provided by Duff & Phelps using the appraisal methods described below was $617.5 million. The total appraised value of the Appraised Properties, compared to the total purchase price (exclusive of acquisition fees and acquisition expenses) of the Appraised Properties plus subsequent capital expenditures, leasing commissions and other capitalized costs in the Appraised Properties through September 30, 2018, results in an overall increase in the value of the Appraised Properties of approximately 14.1%.
Income-Generating Properties
As of September 30, 2018, our income-generating properties consisted of two hotel properties, four office properties and one apartment building. Duff & Phelps appraised each of the income-generating properties using various methodologies including the direct capitalization approach, discounted cash flow analysis and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of the these properties. Duff & Phelps calculated the discounted cash flow value of each of the income-generating properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.

The total appraised value of our income-generating properties using the appraisal methodologies described above was $568.8 million, compared to a total cost basis of $497.6 million. This amount includes the acquisition price of $444.5 million, $38.1 million in capital expenditures, leasing commissions and tenant improvements and $15.0 million of acquisition fees and expenses.
The following table summarizes the key assumptions that Duff & Phelps used in the discounted cash flow analyses to arrive at the appraised value of our income-generating properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	4.25% to 7.50%	6.22%
Discount rate	6.25% to 9.50%	7.48%
Net operating income compounded annual growth rate (1)	3.61% to 24.91%	6.83%
_____________________
(1) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the valuation period of the property) net of expenses over the valuation period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.
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

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.42	$(0.37)	$0.50	$(0.45)
Discount Rate	0.29	(0.27)	0.43	(0.40)
Development Property
As of September 30, 2018, we had invested in a retail development project. Duff & Phelps considered various valuation methodologies including the cost approach, income capitalization approach and sales comparison approach and relied on a sales comparison approach for the final appraisal of this investment. Duff & Phelps gathered data on reasonably substitutable properties and adjusted for unique property and market-specific factors to arrive at a market value. The appraised value of our retail development project using the appraisal methodology described above was $48.7 million, compared to a total cost basis, including acquisition fees and expenses, capital expenditures and other capitalized costs through September 30, 2018 of $60.9 million.
Finally, a 1% increase in the appraised value of the Appraised Properties would result in an increase of $0.18 to our estimated NAV per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.18 to our estimated NAV per share, assuming all other factors remain unchanged.
Real Estate Equity Securities
As of September 30, 2018, we owned an investment in real estate equity securities. The estimated value of our real estate equity securities is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2018, which also equals the book value of the real estate equity securities in accordance with GAAP. As of September 30, 2018, we owned 852,797 shares of Franklin Street Properties Corp. The fair values of these real estate equity securities were based on quoted prices in an active market on a major stock exchange. As of September 30, 2018, the fair value and carrying value of our real estate equity securities was $6.8 million.

Investment in Unconsolidated Entity
As of September 30, 2018, we had originated a participating loan facility in an amount up to €2.6 million ($3.0 million as of September 30, 2018). As September 30, 2018, we had funded the participating loan facility €2.1 million ($2.4 million as of September 30, 2018). The proceeds were used to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. Under the terms of the participating loan facility, we participate in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. The estimated value of our investment in this participating loan facility was estimated by our advisor based on actual and contractual sales prices for the properties and the resulting distributions expected to be received by us pursuant to the terms of the participating loan facility. The fair value and carrying value of our investment in the participating loan facility is $5.2 million and $2.8 million, respectively.
Non-controlling Interest
We have an ownership interest in five consolidated joint ventures as of September 30, 2018. As we consolidate these joint ventures, the entire amount of the underlying assets and liabilities of each joint venture is reflected at fair value in the corresponding line items of the estimated NAV per share determination. As a result, we also must consider the fair value of any non-controlling interest liability as of September 30, 2018. In determining this fair value, we considered the various profit participation thresholds in each of the joint ventures that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate appraisals provided by Duff & Phelps and calculated the amount that the joint venture partners would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current appraised values and the payoff of any related debt at its fair value, based on the profit participation thresholds contained in the joint venture agreements. The estimated payment to the joint venture partners was then reflected as the non-controlling interest liability in our determination of our estimated NAV per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2018, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2018, the GAAP fair value and the carrying value of our notes payable were $331.3 million and $326.4 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, was approximately 5.14%. Our notes payable have a weighted-average remaining term of 1.9 years.
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

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.05)	$0.05	$(0.05)	$0.04
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the valuation of the related asset or liability. Our advisor has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of determining our estimated NAV per share.

Limitations of Estimated NAV per Share
As mentioned above, we are providing this estimated NAV per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated NAV per share of our common stock and this difference could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2018. As of September 30, 2018, there were 17,963,199 and 12,100,736 shares of Class A and Class T common stock issued and outstanding, respectively. We did not make any adjustments to our estimated NAV subsequent to September 30, 2018, including adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to the capital raised during our offering stage, future investments, the performance of individual assets in our portfolio, the management of those assets, and the real estate and finance markets. Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. We expect to utilize our advisor and/or an independent valuation firm to update our estimated NAV per share within 12 months. We cannot assure our stockholders that our estimated NAV per share will increase or that it will not decrease.
Historical Estimated NAV per Share
The historical reported estimated NAV per share of our common stock approved by our board of directors is set forth below:

Estimated NAV per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$9.05	June 6, 2017	Current Report on Form 8-K, filed June 7, 2017
Distribution Information
We declare stock dividends and cash distributions when our board of directors determines we have sufficient cash flow from operations, investment activities and/or strategic financings. This policy reflects our focus on acquiring an investment portfolio with a total return profile that is composed of a combination of assets that have potential for long-term appreciation and/or stabilized cash flow from operations upon lease-up or other enhancement.

We currently expect our board of directors to authorize, declare and pay cash distributions on a monthly basis. We expect that we will fund these cash distributions from dividend, rental and other income on our investments. We may also utilize strategic refinancings to fund cash distributions for investments that have appreciated in value after our acquisition. Generally, our distribution policy is not to pay cash distributions from sources other than cash flow from operations, investment activities and strategic financings. However, we may fund cash distributions from any source and there are no limits to the amount of distributions that we may pay from any source, including proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may pay distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third party borrowings to fund these distributions.
As a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales.
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
We have not established a minimum distribution level, and our charter does not require that we pay distributions to our stockholders. Distributions declared during 2018 and 2017, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$1,082	$1,124	$1,349	$1,452	$5,007
Distributions Declared Per Class A Share	$0.047	$0.048	$0.048	$0.048	$0.191
Distributions Declared Per Class T Share	$0.024	$0.025	$0.041	$0.048	$0.138
	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$852	$960	$1,035	$1,073	$3,920
Distributions Declared Per Class A Share	$0.047	$0.048	$0.048	$0.048	$0.191
Distributions Declared Per Class T Share	$0.024	$0.024	$0.025	$0.025	$0.098
The tax composition of our cash distributions paid during the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Ordinary Income	—%	17%
Return of Capital	100%	83%
Capital Gain	—%	—%
Total	100%	100%

Commencing March 2015, the Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock through December 31, 2018 as follows:

Year Ended December 31,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2015	0.100000 shares	765,604
2016	0.035003 shares	513,723
2017	0.020004 shares	493,463
2018	0.018337 shares	584,377
_____________________
(1) Amount declared per share outstanding includes one-time stock dividends, quarterly dividends and monthly dividends and assumes each share was issued and outstanding for the entire periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Stock dividends are non-taxable to stockholders at the time of issuance. During our offering stage and through November 2018, our board of directors declared stock dividends on a set monthly basis based on monthly record dates. We currently do not expect our board of directors to declare additional monthly stock dividends.
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Unregistered Sales of Equity Securities
During the year ended December 31, 2018, we sold the following equity securities that were not registered under the Securities Act of 1933. On February 13, 2018, we issued 10,935 of Class A shares of common stock for $9.15 per share (or an aggregate purchase price of $0.1 million) to a business associate of Keith D. Hall and Peter McMillan III. The shares were issued in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. We did not pay selling commissions or dealer manager fees with respect to this sale. The purchase price reflects a $0.85 discount to the $10.00 per share offering price in our now-terminated initial public offering, reflecting that no selling commissions or dealer manager fees were paid on the sale.
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

•
During each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. In 2019, the share redemption program also provides that in any calendar year, the last $0.5 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” with any excess funds being available to redeem shares not requested in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” during the December redemption date in the current year. We may, however, increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to our share redemption program, redemptions made in connection with a stockholder’s death, qualifying disability, or determination of incompetence are made at a price per share equal to the most recent NAV per share as of the applicable redemption date.  The price at which we redeem all other shares eligible for redemption is as follows:

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

•
Effective in January 2019, funds from our dividend reinvestment plan in an amount of $500,000 are reserved for redemption (during 2018, additional funds in an amount up to $500,000 were available for redemptions); and

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
Our board may amend, suspend or terminate the share redemption program upon 10 business days’ notice to stockholders. We also may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice to stockholders.
During the year ended December 31, 2018, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	72,262	$8.82	(2)
February 2018	10,602	$8.37	(2)
March 2018	11,025	$8.57	(2)
April 2018	27,994	$8.39	(2)
May 2018	36,198	$8.53	(2)
June 2018	84,916	$8.91	(2)
July 2018	32,689	$9.05	(2)
August 2018	—	$—	(2)
September 2018	—	$—	(2)
October 2018	2,701	$9.05	(2)
November 2018	—	$—	(2)
December 2018	—	$—	(2)
	278,387

_____________________
(1) Pursuant to the program, as amended, we redeem shares at the purchase prices described above. All redemptions during 2018 were processed based on our estimated NAV per share of $9.05 as established by our board of directors on June 6, 2017.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2018, we redeemed $2.4 million of common stock. In July 2018, we exhausted all funds available for redemption of shares in 2018 in connection with redemption requests not made upon a stockholder's death, "qualifying disability", or determination of incompetence. As of December 31, 2018, we had $4.2 million outstanding and unfulfilled redemption requests representing 437,842 shares due to the limitations described above. We recorded $3.0 million of redeemable common stock payable on our balance sheet as of December 31, 2018, which represents the amount available to be redeemed in 2019 based on the net proceeds from the sale of shares under of distribution reinvestment plan as of December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2018, 2017, 2016, 2015 and 2014 and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2018	2017	2016	2015	2014
Balance sheet data
Total real estate and real estate-related investments, net	$518,836	$533,940	$320,765	$113,345	$43,374
Total assets	562,478	582,515	383,214	139,729	57,873
Total notes payable, net	326,543	328,351	208,581	60,836	25,341
Total liabilities	358,040	360,606	221,125	67,895	27,215
Redeemable common stock	—	2,611	2,121	1,092	—
Total equity	204,438	219,298	159,968	70,742	30,658

	For the Years Ended December 31,
Operating data	2018	2017	2016	2015	2014
Total revenues	$70,282	$51,968	$31,320	$17,025	$184
Class A Common Stock:
Net loss attributable to common stockholders	(13,729)	(1,480)	(5,421)	(1,861)	(2,132)
Net loss per common share - basic and diluted	(0.77)	(0.09)	(0.41)	(0.25)	(0.64)
Class T Common Stock:
Net loss attributable to common stockholders	(9,779)	(1,792)	(1,069)	(195)	(324)
Net loss per common share - basic and diluted	(0.82)	(0.18)	(0.45)	(0.38)	(0.64)
Other data
Cash flows provided by (used in) operating activities	$4,615	$8,829	$704	$434	$(1,394)
Cash flows used in investing activities	(20,042)	(203,399)	(221,728)	(69,467)	(43,358)
Cash flows provided by financing activities	7,232	182,497	242,784	80,598	57,840
Distributions declared	5,007	3,920	1,027	—	—
Distributions declared per common share - Class A	$0.191	$0.191	$0.202	$0.120	$—
Distributions declared per common share - Class T	$0.138	$0.098	$0.123	$—	$—
Stock dividends declared per common share	0.018	0.020	0.035	0.100	—
Weighted-average number of common shares outstanding, basic and diluted - Class A	17,775,503	16,096,216	13,158,129	7,553,934	3,352,021
Weighted-average number of common shares outstanding, basic and diluted - Class T	11,864,178	9,797,325	2,377,436	509,329	509,329

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On November 14, 2013, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register for sale to the public a maximum of 180,000,000 shares of common stock, of which 80,000,000 shares were to be offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on August 12, 2014 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering pursuant to a dealer manager agreement. On February 11, 2016, we filed an amended registration statement on Form S-11 with the SEC to offer a second class of common stock designated as Class T shares and to designate our initially offered and outstanding common stock as Class A shares. Pursuant to the amended registration statement, we were offering to sell any combination of Class A and Class T shares in our primary offering and dividend reinvestment plan offering but in no event could we sell more than 180,000,000 of shares of our common stock pursuant to the offering. We commenced offering our Class T shares of our common stock for sale to the public on February 17, 2016. The dealer manager was responsible for marketing our shares in the initial public offering. We ceased offering shares of common stock in our initial public primary offering on July 31, 2018 and terminated our initial public primary offering on September 28, 2018. We continue to offer shares of common stock under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue our dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
We have used substantially all of the net proceeds from our offerings to invest in and manage a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of December 31, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of December 31, 2018, we had entered into a consolidated joint venture to develop one retail property.
We sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $228.6 million in our initial public primary offering. As of December 31, 2018, we had sold 602,462 and 225,137 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $7.6 million. Also as of December 31, 2018, we had redeemed 443,543 and 63,926 shares of Class A and Class T common stock, respectively, for $4.4 million.
We sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. Additionally, on each of April 2, 2014 and July 31, 2014, we issued 120,106 shares of Class A common stock to an entity affiliated with two of our officers and affiliated directors for $1.0 million in separate private transactions exempt from the registration requirements of the Securities Act. On July 14, 2017 and February 13, 2018, we issued 214,175 shares and 10,935 shares, respectively, of Class A common stock to a business associate of two of our officers and affiliated directors for $2.0 million and $0.1 million, respectively, in a separate private transaction exempt from the registration requirements of the Securities Act.
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
We had sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $228.6 million in our initial public offering. Additionally, we sold 3,619,851 shares of common stock in our private offering for gross offering proceeds of $32.2 million. We ceased offering shares of common stock in our initial public primary offering on July 31, 2018 and terminated our initial public primary offering on September 28, 2018.
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
As of December 31, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of December 31, 2018, we had entered into a consolidated joint venture to develop one retail property.
Our office and apartment properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2018, we owned four office properties that were 70% occupied and one apartment property that was 95% occupied.
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties as of December 31, 2018:

Property	Number of Rooms	Percentage Occupied for the Year Ended December 31, 2018	Average Daily Rate	Average Revenue per Available Room
Springmaid Beach Resort	452	60.6%	$157.47	$95.47
Q&C Hotel	196	77.8%	$158.92	$123.69
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of December 31, 2018, we had an investment in real estate equity securities outstanding with a total book value of $7.2 million.
As of December 31, 2018, we had mortgage debt obligations in the aggregate principal amount of $328.8 million, with a weighted-average remaining term of 1.8 years. As of December 31, 2018, an aggregate amount of $31.8 million was available under our mortgage loans for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and expenses and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2018 did not exceed the charter imposed limitation.
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of December 31, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of December 31, 2018, we had entered into a consolidated joint venture to develop one retail property. During the year ended December 31, 2018, net cash provided by operating activities was $4.6 million. We expect that our cash flows from operating activities will generally increase in future years as a result of leasing additional space that is currently unoccupied and owning real estate equity securities acquired during 2018 for an entire period.
Cash Flows from Investing Activities
Net cash used in investing activities was $20.0 million for the year ended December 31, 2018 and primarily consisted of the following:

•	$9.2 million investment in real estate equity securities;

•	$8.9 million of improvements to real estate;

•	$5.7 million of payments for a construction project;

•	$3.5 million of cash received in connection with the real estate loan receivable payoff; and

•	$0.2 million of proceeds from insurance claims.
Cash Flows from Financing Activities
Net cash provided by financing activities was $7.2 million for the year ended December 31, 2018 and primarily consisted of the following:

•	$15.5 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and stockholder servicing fees of $1.6 million;

•
$3.5 million of net cash used in debt and other financings as a result of principal payments on notes payable of $5.5 million and payments of deferred financing costs of $0.3 million, partially offset by proceeds from notes payable of $2.3 million;

•	$2.4 million of cash used for redemptions of common stock;

•	$1.9 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $3.0 million;

•	$1.2 million of payments of other offering costs;

•	$1.4 million of noncontrolling interest contributions;

•	$0.5 million of distributions to noncontrolling interest; and

•	$0.2 million of principal payments on capital lease obligations.

In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. We expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2018, our borrowings and other liabilities were approximately 60% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$328,814	$171,022	$64,942	$92,850	$—
Interest payments on outstanding debt obligations (2)	28,211	16,116	9,574	2,521	—
Capital lease obligations	56,886	695	1,415	1,460	53,316
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2018. We incurred interest expense of $16.9 million, excluding amortization of deferred financing costs of $1.7 million and unrealized loss on interest rate cap of $23,000 and including interest capitalized of $3.9 million for the year ended December 31, 2018.
Results of Operations
Overview
As of December 31, 2017 and 2018, we had invested in two hotel properties, four office properties, one apartment building and an investment in an unconsolidated entity. Additionally, as of December 31, 2017 and 2018, we had entered into a consolidated joint venture to develop one retail property. As of December 31, 2017, we had invested in one first mortgage loan, which was repaid in full on January 12, 2018. During the year ended December 31, 2018, we invested in an investment in real estate equity securities. We funded the acquisitions of these investments with proceeds from our terminated offerings and debt financing. Our results of operations for the year ended December 31, 2018 are not indicative of those in future periods as we expect that our revenue and expenses related to our portfolio will increase in future periods as the occupancies at our properties stabilize as discussed below. Our investment objectives include acquiring properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.  As of December 31, 2018, the occupancy in our properties has not been stabilized. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and improving our properties but decrease due to disposition activity.

Comparison of the year ended December 31, 2018 versus the year ended December 31, 2017
The following table provides summary information about our results of operations for the years ended December 31, 2018 and 2017 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Repayments (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2018	2017
Hotel revenues	$32,666	$28,994	$3,672	13%	$—	$3,672
Office revenues	29,941	15,607	14,334	92%	14,385	(51)
Apartment revenues	7,469	6,980	489	7%	—	489
Dividend income from real estate equity securities	196	—	196	n/a	196	—
Interest income from real estate loan receivable	10	387	(377)	(97)%	(377)	—
Hotel expenses	22,907	19,187	3,720	19%	—	3,720
Office expenses	12,322	5,372	6,950	129%	6,534	416
Apartment expenses	3,779	3,624	155	4%	—	155
Asset management fees to affiliate	3,985	2,775	1,210	44%	996	214
General and administrative expenses	2,866	3,199	(333)	(10)%	n/a	n/a
Depreciation and amortization	20,405	14,429	5,976	41%	6,235	(259)
Interest expense	14,663	8,814	5,849	66%	3,922	1,927
Impairment charges on real estate	14,745	—	14,745	n/a	—	14,745
Other interest income	367	514	(147)	(29)%	n/a	n/a
Equity in income of unconsolidated entity	339	54	285	528%	—	285
Loss on real estate equity securities	(1,924)	—	(1,924)	n/a	(1,924)	—
Casualty-related income, net	—	1,614	(1,614)	(100)%	—	(1,614)
Income tax benefit (expense)	9	(48)	57	(119)%	—	57
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2018 compared to the year ended December 31, 2017 related to real estate and real estate-related investments acquired or repaid on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2018 compared to the year ended December 31, 2017 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Hotel revenues increased from $29.0 million for the year ended December 31, 2017 to $32.7 million for the year ended December 31, 2018 primarily due to the impact of Hurricane Matthew in October 2016, the result of which placed certain rooms at Springmaid Beach Resort out of service during the year ended December 31, 2017. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Office revenues increased from $15.6 million for the year ended December 31, 2017 to $29.9 million for the year ended December 31, 2018 primarily as a result of the growth in our real estate portfolio. We expect office revenues to vary in future periods based on occupancy rates and rental rates of our office properties.
Apartment revenues increased from $7.0 million for the year ended December 31, 2017 to $7.5 million for the year ended December 31, 2018 primarily due to increased rental income collected as a result of increased occupancy. The occupancy of our apartment property increased from 85% as of December 31, 2017 to 95% as of December 31, 2018. We expect apartment revenues to vary in future periods depending on occupancy rates and rental rates.
Dividend income from real estate equity securities was $0.2 million for the year ended December 31, 2018. We expect dividend income from real estate equity securities to vary in future periods as a result of declaration of dividends and to the extent we buy or sell any securities.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.4 million for the year ended December 31, 2017 to $10,000 for the year ended December 31, 2018 as a result of the real estate loan receivable being repaid in full on January 12, 2018.
Hotel expenses increased from $19.2 million for the year ended December 31, 2017 to $22.9 million for year ended December 31, 2018 primarily due to an increase in occupancy rates. Office expenses increased from $5.4 million for the year ended December 31, 2017 to $12.3 million for year ended December 31, 2018 primarily as a result of the growth in our real estate portfolio. We expect total expenses to vary in future periods based on occupancy rates.

Asset management fees to affiliate increased from $2.8 million for the year ended December 31, 2017 to $4.0 million for year ended December 31, 2018 primarily as a result of growth of our real estate portfolio. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and as a result of owning our investment in real estate equity securities acquired in 2018 for an entire period. Approximately $22,000 of asset management fees incurred were payable as of December 31, 2018.
General and administrative expenses decreased from $3.2 million for the year ended December 31, 2017 to $2.9 million for year ended December 31, 2018 primarily as a result of professional fees incurred during the year ended December 31, 2017 related to the Hurricane Matthew insurance claim, as well as a foreign currency gain of $0.1 million on our foreign currency forward contract, which is included as an offset to general and administrative expenses during the year ended December 31, 2018. We expect general and administrative expenses to fluctuate in future periods based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses increased from $14.4 million for the year ended December 31, 2017 to $20.4 million for the year ended December 31, 2018 primarily due to the growth of our real estate portfolio and improvements to real estate, partially offset by the effect of fully amortized assets related to properties held throughout both periods. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of improvements to real estate.
Interest expense increased from $8.8 million for the year ended December 31, 2017 to $14.7 million for the year ended December 31, 2018 primarily due to increased borrowings in connection with our acquisition activity and increased one-month LIBOR rates during the year ended December 31, 2018. Excluded from interest expense was $3.9 million and $4.1 million of interest capitalized to building and improvements during the years ended December 31, 2018 and 2017, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing. The increase in interest expense due to increases in LIBOR rates would be minimized somewhat to the extent rates are above the strike rates on our interest rate cap instruments.
During the year ended December 31, 2018, we recorded impairment charges in the aggregate of $14.7 million to write-down the carrying value of 210 West 31st Street, a development property located in New York, New York, to its estimated fair value of $54.9 million due to a change in the projected hold period and related decrease in projected cash flows. We purchased 210 West 31st Street for $48.0 million plus $1.8 million of closing costs. Since acquisition in December 2016, we have capitalized $6.8 million related to a capital lease asset, $3.8 million in development costs and $9.2 million of other certain costs such as financing costs, real estate taxes and insurance costs that have been capitalized to building and improvements.
Loss on real estate equity securities was $1.9 million during the year ended December 31, 2018, primarily as a result of a decrease in share price of our investment in real estate equity securities.
Casualty-related income, net was $1.6 million for the year ended December 31, 2017 which related to the insurance claim settlement in connection with the impact of Hurricane Matthew at the Springmaid Beach Resort.

Comparison of the year ended December 31, 2017 versus the year ended December 31, 2016
The following table provides summary information about our results of operations for the years ended December 31, 2017 and 2016 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions(1)	$ Change Due to Investments Held Throughout Both Periods(2)
	2017	2016
Hotel revenues	$28,994	$24,807	$4,187	17%	$—	$4,187
Office revenues	15,607	5,224	10,383	199%	10,398	(15)
Apartment revenues	6,980	890	6,090	684%	6,090	—
Interest income from real estate loans receivable	387	399	(12)	(3)%	—	(12)
Hotel expenses	19,187	17,592	1,595	9%	—	1,595
Office expenses	5,372	1,378	3,994	290%	3,925	69
Apartment expenses	3,624	353	3,271	927%	3,271	—
Asset management fees to affiliate	2,775	1,340	1,435	107%	1,383	52
Real estate acquisition fees and expenses to affiliate	—	3,759	(3,759)	(100)%	(3,759)	—
Real estate acquisition fees and expenses	—	946	(946)	(100)%	(946)	—
General and administrative expenses	3,199	2,703	496	18%	n/a	n/a
Depreciation and amortization	14,429	7,848	6,581	84%	6,747	(166)
Interest expense	8,814	3,797	5,017	132%	4,992	25
Casualty-related income, net	1,614	1,394	220	16%	—	220
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
Interest expense increased from $3.8 million for the year ended December 31, 2016 to $8.8 million for the year ended December 31, 2017 primarily due to increased borrowings in connection with our acquisition activity. Excluded from interest expense was $4.1 million and $0.4 million of interest capitalized to building and improvements and capital lease obligations during the years ended December 31, 2017 and 2016, respectively.
Casualty-related income, net was $1.6 million for the year ended December 31, 2017 which related to the insurance claim settlement in connection with the impact of Hurricane Matthew at the Springmaid Beach Resort. Casualty-related income, net was $1.4 million for the year ended December 31, 2016 which related to property damages and insurance recoveries related to the impact of Hurricane Matthew at the Springmaid Beach Resort.
Funds from Operations, Modified Funds from Operations and Adjusted Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. In addition, we elected the option to exclude mark-to-market changes in value recognized on equity securities in the calculation of FFO. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, acquisition fees and expenses and mark-to-market adjustments included in net income are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Acquisition fees and expenses. Prior to our early adoption of ASU No. 2017-01 on January 1, 2017, acquisition fees and expenses related to the acquisition of real estate were generally expensed. Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis. Additionally, acquisition fees and expenses have been funded from the proceeds from our offerings and debt financings and not from our operations. We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance; and

•
Mark to Market adjustments included in net income. These are fair value adjustments to derivative instruments. We have excluded these adjustments in our calculation of MFFO to more appropriately reflect core operating performance.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2018, 2017 and 2016 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2018	2017	2016
Net loss attributable to common stockholders	$(23,508)	$(3,272)	$(6,490)
Depreciation of real estate assets	13,219	9,039	5,151
Amortization of lease-related costs	7,186	5,390	2,697
Impairment charges on real estate	14,745	—	—
Loss on real estate equity securities	1,924	—	—
Adjustments for noncontrolling interests (1)	(3,302)	(758)	(485)
Adjustments for investment in unconsolidated entity (2)	(26)	—	—
FFO attributable to common stockholders (3)	10,238	10,399	873
Straight-line rent and amortization of above- and below-market leases	(4,845)	(2,802)	(773)
Amortization of discounts and closing costs	—	(58)	(70)
Unrealized (gain) loss on derivative instruments	(124)	175	97
Real estate acquisition fees to affiliate	—	—	3,759
Real estate acquisition fees and expenses	—	—	946
Adjustments for noncontrolling interests (1)	(22)	(21)	(82)
MFFO attributable to common stockholders (3)	5,247	7,693	4,750
Other capitalized operating expenses (4)	(998)	(641)	(180)
Casualty-related income, net (5)	—	(1,614)	(1,394)
Adjustments for noncontrolling interests - consolidated entity (1)	—	161	154
Adjusted MFFO attributable to common stockholders (3)	$4,249	$5,599	$3,330
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
(3) FFO, MFFO and Adjusted MFFO includes $5.8 million of business interruption insurance recovery for the year ended December 31, 2017.
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
FFO, MFFO and Adjusted MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, MFFO and Adjusted MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO, MFFO and Adjusted MFFO to improve in future periods to the extent that we continue to lease up vacant space and acquire additional assets. We expect FFO, MFFO and Adjusted MFFO to increase as a result of stabilizing occupancies at our properties.
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

During our initial public offering, pursuant to the advisory agreement and dealer manager agreement, we were obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of us, provided that no reimbursements made by us to our advisor or the dealer manager could cause total organization and offering expenses incurred by us in connection with our initial public offering (including selling commissions, dealer manager fees and the stockholder servicing fees) to exceed 15% of the aggregate gross proceeds from our initial public offering as of the date of reimbursement. In addition, our advisor and its affiliates reimbursed us to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by us in connection with the primary portion of our initial public offering, regardless of when incurred, exceeded 1.0% of gross offering proceeds from the primary portion of our initial public offering. Our advisor and its affiliates are responsible for any organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the public offering as of the termination of the primary portion of our initial public offering.
Through December 31, 2018, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on our behalf in connection with our initial public offering of approximately $11.4 million. As of December 31, 2018, we had recorded $14.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of December 31, 2018, we had recorded $2.3 million of other organization and offering expenses, which amounts represent our maximum liability for organization and other offering costs as of December 31, 2018 based on the 1.0% limitation described above.
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
From time to time during our operational stage we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow provided by operations during 2018 were as follows (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share(1) (2)	Distributions Declared Per Class T Share(1) (2)	Distributions Paid (3)			Cash Flows (Used in) Provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2018	$1,082	$0.047	$0.024	$407	$665	$1,072	$(1,928)
Second Quarter 2018	1,124	0.048	0.025	435	691	1,126	4,494
Third Quarter 2018	1,349	0.048	0.041	480	770	1,250	3,037
Fourth Quarter 2018	1,452	0.048	0.048	539	902	1,441	(988)
	$5,007	$0.191	$0.138	$1,861	$3,028	$4,889	$4,615
_____________________
(1) Distributions for the period from January 1, 2018 through November 30, 2018 were based on daily record dates and were calculated at a rate of (i) $0.00052548 per share per day less (ii) the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock. Distributions for December 2018 were based on a single record date and were calculated at a rate of $0.01598333 per share on the outstanding shares of all classes of its common stock as of December 20, 2018.
(2) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2018, we paid aggregate distributions of $4.9 million, including $1.9 million distributions paid in cash and $3.0 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2018 was $23.5 million and cash flow provided by operations was $4.6 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $3.8 million of cash flow from current operating activities and $1.1 million of prior period cash flow from operating activities in excess of distributions paid. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.

To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, from January 1, 2018 through November 30, 2018, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 2% annualized stock dividend per share of common stock if paid each month for a year. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Going forward we expect our board of directors to continue to authorize and declare monthly cash distributions. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
We expect that we will fund these cash distributions from rental and other income on our real property investments and dividend income from real estate equity securities. We may also utilize strategic refinancings to fund cash distributions for investments that have appreciated in value after our acquisition. Generally, our distribution policy is not to pay cash distributions from sources other than cash flow from operations, investment activities and strategic financings. However, we may fund cash distributions from any source and there are no limits to the amount of distributions that we may pay from any source, including proceeds from our public offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, we would look first to other third party borrowings to fund these distributions.
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
Revenue Recognition
Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of our adoption. Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018. A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. We elected to apply this standard only to contracts that were not completed as of January 1, 2018.
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by other operating income and tenant reimbursements for substantial services earned at our office properties and hotel revenues. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied.
Hotel Revenue
We recognize revenue for hotels as hotel revenue when earned. Revenues are recorded net of any sales or occupancy tax collected from our guests. Additionally, some of our hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is booked by us at the price we sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays us directly, revenue for the room is booked by us on a gross basis. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred. Hotel operating revenues are disaggregated in the real estate footnote into the categories of rooms revenue, food, beverage and convention services revenue, campground revenue and other revenue to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.

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
Food, beverage and convention revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or convention services. Our contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the convention facilities and related dining amenities are provided to the customer. We recognize food and beverage revenue upon the fulfillment of the contract with the customer. We record contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future banquet event at our hotels. Advanced deposits for food and beverage revenue are included in the balance of other liabilities on the consolidated balance sheet. Advanced deposits for banquet services are recognized as revenue following the completion of the banquet services. We note no significant judgments regarding the recognition of food and beverage revenue.
Campground revenue is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured.
Office and Apartment Revenues
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
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs will include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Land	N/A
Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real estate subsidies & tax abatements	Remaining term of agreement
Furniture, fixtures & equipment	3-12 years
Real Estate Acquisition Valuation
As a result of our adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis.  Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
Cash Distributions Paid
On January 2, 2019, we paid distributions of $0.5 million related to a monthly cash distribution in the amount of $0.01598333 per share on the outstanding shares of all classes of our common stock as of December 20, 2018. On February 4, 2019, we paid distributions of $0.5 million related to a monthly cash distribution in the amount of $0.01598333 per share on the outstanding shares of all classes of our common stock as of January 18, 2019. On March 1, 2019, we paid distributions of $0.5 million related to a monthly cash distribution in the amount of $0.01598333 per share on the outstanding shares of all classes of our common stock as of February 18, 2019.
Distributions Declared
On March 7, 2019, our board of directors declared monthly cash distributions in the amount of $0.00799167 per share on the outstanding shares of all classes of our common stock as of March 18, 2019 and April 18, 2019, which we expect to pay in April 2019 and May 2019, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

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

The table below summarizes the outstanding principal balance and the weighted average interest rates for our notes payable for each category as of December 31, 2018 based on the maturity dates and the notional amount and average interest strike rates of our derivative instrument as of December 31, 2018 based on maturity date (dollars in thousands):

	Maturity Date						Total Value or Notional Amount
	2019	2020	2021	2022	2023	Thereafter		Fair Value
Assets
Derivative instruments
Interest rate caps, notional amount	$107,235	$—	$—	$—	$—	$—	$107,235	$6
Average interest strike rate (1)	3.0%	—	—	—	—	—	3.0%
Liabilities
Notes Payable, principal outstanding
Variable rate	$170,972	$63,342	$—	$94,500	$—	$—	$328,814	$329,588
Average interest rate (2)	5.8%	5.0%	—	4.1%	—	—	5.2%
Foreign currency forward contract, notional amount	$—	$—	$2,100	$—	$—	$—	$2,100	$68
Strike rate - USD - EUR	—	—	1.3	—	—	—	1.3
_____________________
(1) The average interest strike rate represents the weighted-average cap on one-month LIBOR on the applicable notional amounts.
(2) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2018 is calculated as the actual interest rate in effect at December 31, 2018 (consisting of the contractual interest rate), using interest rate indices at December 31, 2018, where applicable.
Movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $328.8 million of variable rate debt outstanding. As of December 31, 2018, we have also entered into three interest rate cap agreements with an aggregate notional value of $107.2 million, which effectively cap one-month LIBOR at 3.00%. The weighted-average remaining term of the interest rate caps is 0.8 years. Based on interest rates as of December 31, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2019, interest expense on our variable rate debt would increase or decrease, respectively, by $2.7 million and $3.3 million, respectively.
The weighted-average interest rate of our variable rate debt as of December 31, 2018 was 5.2%.  The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of December 31, 2018 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of December 31, 2018, we owned real estate equity securities with a book value of $7.2 million. Based solely on the prices of real estate equity securities for the three months ended December 31, 2018, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $0.7 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the year ended December 31, 2018, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Keith D. Hall	Chief Executive Officer and Director	60
Peter McMillan III	Chairman of the Board, President and Director	61
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	41
Stacie K. Yamane	Chief Accounting Officer	54
John P. Joliet	Independent Director	49
Laurent Degryse	Independent Director	52
Kenneth G. Yee	Independent Director	59
_____________________
* As of March 1, 2019.
Keith D. Hall is our Chief Executive Officer and one of our directors, positions he has held since our formation in February 2013. He is also Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively. He was Executive Vice President of KBS REIT I from June 2005 until its liquidation in December 2018, and previously served as Executive Vice President for KBS REIT II, from August 2007 through August 2018, KBS REIT III, from January 2010 through July 2018, and KBS Growth & Income REIT from January 2015 through July 2017. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. KBS Holdings is a sponsor of our company, and is or was a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, which were formed in 2013, 2005, 2007, 2009, 2008, 2009 and 2015, respectively. Mr. Hall is also a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.
In 2018 Mr. Hall, together Mr. McMillan, founded Pacific Oaks Capital Group, a real estate management company, and its family of companies. Mr. Hall is affiliated with Willowbrook Capital Group, LLC, an asset management company. Prior to commencing his affiliation with Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.
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

Peter McMillan III is our President, the Chairman of the Board and one of our directors, positions he has held since our formation in February 2013. He is also President, Chairman of the Board and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008. He has also served as an Executive Vice President, Treasurer, Secretary and a director of various KBS-sponsored programs as follows: KBS REIT I (from June 2005 through its liquidation in December 2018); KBS REIT III ( from January 2010 through July 2018); and KBS Growth & Income REIT (from January 2015 through February 2017). From August 2007 through August 2018 he served as Executive Vice President, Treasurer and Secretary of KBS REIT II and from August 2007 through February 2019 he was also a director of KBS REIT II. From August 2009 through its liquidation in December 2018 Mr. McMillan was Executive Vice President of KBS Legacy Partners Apartment REIT. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. KBS Holdings is a sponsor of our company, and is or was a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, which were formed in 2013, 2005, 2007, 2009, 2008, 2009 and 2015, respectively. Mr. McMillan is also a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.
In 2018 Mr. McMillan, together Mr. Hall, founded Pacific Oaks Capital Group, a real estate management company, and its family of companies. Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC, an asset management company. In addition, since November 2017, Mr. McMillan has served as Chairman and a director for Keppel-KBS US REIT Management Pte. Ltd., which is the manager of Keppel-KBS US REIT. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the board of directors of TCW Funds, Inc. and TCW Strategic Income Fund, Inc., and is a member of the board of trustees of Metropolitan West Funds.
Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors and the Chairman of the Board for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct our board of directors to the critical issues facing our company. Further, his experiences as a director of KBS Strategic Opportunity REIT, TCW Mutual Funds, TCW Alternative Funds and Metropolitan West Funds and as a former director of KBS REIT I, KBS REIT II, KBS REIT III, KBS Growth & Income REIT and Steinway Musical Instruments, Inc. provide him with an understanding of the requirements of serving on a public company board and qualify him to serve as the chairman of our board of directors.
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

Laurent Degryse is one of our independent directors, a position he has held since April 2014. Mr. Degryse has been involved in the real estate development industry for over 20 years with a focus on real estate activities in Belgium. For the past five years he has been self-employed and engaged in real estate development and venture capital activities. In 2002, Mr. Degryse founded Urbis Development, a real estate development company located in Luxembourg, and served as its Managing Director until, in 2008, it created a joint venture with another real estate company, Herpain SA, and became Herpain Urbis.
From December 2007 through December 2015, he has served as the Managing Director of Hunza Ventures and Managing Partner of Hunza Management, affiliated venture capital companies based in Luxemburg that invest in technology and life science projects. In connection with his position at Hunza Ventures, he serves as a member of the supervisory board of Hunza Ventures II SCA SICAR, a fund raised by Hunza Ventures that is investing and raising capital for venture investments; and from December 2007 through June 2012 he served as a member of the supervisory board of Hunza Ventures SCA SPF, a fund that raised and fully invested €15 million in 14 venture investments. Mr. Degryse also manages his own portfolio of investments in Europe, Asia and the United States.
In addition, Mr. Degryse has served as the chairman of the board of SoftKinetic International SA from 2008 to 2015. He was a director of Herpain Urbis Retail (from 2008 to 2015) and a director of Herpain Urbis (from 2007 to 2013) and Herpain Enterprise (from 2008 to 2013). Herpain Urbis Retail, Herpain Urbis and Herpain Enterprise are related companies with expertise in real estate development and construction for office, residential and commercial real estate in Belgium. In addition, from March 2007 through March 2012 he served as a member of the supervisory board of Urbis SCA. Mr. Degryse is a member of the board of trustees and member of the finance and the audit committee of MOCA, the Museum of Contemporary Art in Los Angeles, California. Mr. Degryse is a graduate of the Solvay Business School at the University of Brussels, Belgium where he received a Master in Business Engineering.
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

Jeffrey K. Waldvogel is our Chief Financial Officer, Treasurer and Secretary, positions he has held since June 2015. He is also the Chief Financial Officer of our advisor, KBS REIT II and KBS REIT III, positions he has held for each of these entities since June 2015. In August 2018 and July 2018, he was elected Secretary and Treasurer of KBS REIT II and KBS REIT III, respectively. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT, positions he has held since June 2015. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income REIT, positions he has held since June 2015, April 2017 and April 2017, respectively. He was Chief Financial Officer of KRS REIT I from June 2015 until its liquidation in December 2018. He was the Chief Financial Officer, Treasurer and Secretary of KBS Legacy Partners Apartment REIT from June 2015 until its liquidation in December 2018. Mr. Waldvogel is a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.
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
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since our formation in February 2013. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT and KBS Growth & Income REIT, positions she has held for these entities since October 2008, October 2008, January 2010, August 2009 and January 2015, respectively. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II; from October 2004 to October 2008, she served as Fund Controller of our advisor; from June 2005 to December 2008 and October 2008 through its liquidation in December 2018, she served as Chief Financial Officer and Chief Accounting Officer, respectively, of KBS REIT I.
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
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The members of the audit committee are Kenneth G. Yee (chairman), Laurent Degryse and John P. Joliet. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and our board of directors has determined that all members of the audit committee satisfy the SEC’s requirements for an “audit committee financial expert.”

Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.kbssorii.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to the Section 16 reporting requirements filed the reports on a timely basis in 2018.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Report of The Conflicts Committee - Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2018.

Name	Fees Earned in 2018 or Paid in Cash (1)	All Other Compensation	Total
John P. Joliet	$85,833	$—	$85,833
Laurent Degryse	93,333	—	93,333
Kenneth G. Yee	93,333	—	93,333
Peter McMillan (2)	—	—	—
Keith D. Hall (2)	—	—	—
_____________________
(1) Fees Earned in 2018 or Paid in Cash include meeting fees earned in: (i) 2017 but paid or reimbursed in 2018 as follows: Mr. Degryse $6,333, Mr. Yee $3,333 and Mr. Joliet $5,333; and (ii) 2018 and paid or to be paid in 2019 as follows: Mr. Degryse $10,333, Mr. Yee $11,333 and Mr. Joliet $9,333.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We will compensate each of our independent directors with an annual retainer of $40,000. In addition, we will pay independent directors for attending board and committee meetings as follows:

•	$2,500 in cash for each board meeting attended;

•	$2,500 in cash for each committee meeting attended, except that the committee chairman is paid $3,000 for each committee meeting attended;

•	$2,000 in cash for each teleconference board meeting attended; and

•	$2,000 in cash for each teleconference committee meeting attended, except that the committee chairman is paid $3,000 for each teleconference committee meeting attended.
All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 1, 2019, the amount of our Class A common stock and Class T common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of each of our Class A common stock and Class T common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner of Class A and Class T Shares, as indicated (1)	Amount and Nature of Beneficial Ownership of Class A Shares		Percent of all Class A Shares	Amount and Nature of Beneficial Ownership of Class T Shares	Percent of all Class T Shares
Keith D. Hall, Chief Executive Officer and Director	333,769	(2)(3)	1.9%	—	—%
Peter McMillan III, Chairman of the Board, President and Director	333,769	(2)(3)	1.9%	—	—%
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—		—	—	—%
Stacie K. Yamane, Chief Accounting Officer	—		—	—	—%
John P. Joliet, Independent Director	—		—	—	—%
Laurent Degryse, Independent Director	—		—	—	—%
Kenneth G. Yee, Independent Director	—		—	—	—%
All directors and executive officers as a group	333,769	(2)(3)	1.9%	—	—%
_____________________
(1) The address of this beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) Includes 25,785 Class A shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Keith D. Hall and Peter McMillan III. None of the shares are pledged as security.
(3) Includes 307,984 Class A shares owned by Willowbrook Capital Group, an entity owned and controlled by Keith D. Hall and Peter McMillan III. None of the shares are pledged as security.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
A majority of our board of directors, Messrs. Degryse, Joliet, and Yee, meet the independence criteria as specified in our charter, as set forth on Appendix A attached hereto. In addition, and although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that Kenneth G. Yee, John P. Joliet and Laurent Degryse each satisfies the New York Stock Exchange independence standards. Kenneth G. Yee also serves as independent director of KBS Strategic Opportunity REIT. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.
Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Offering Policy. We conducted an initial primary public offering from August 12, 2014 through July 31, 2018. We are continuing to offer shares of our common stock pursuant to our dividend reinvestment plan offering at a purchase price equal to our estimated net asset value per share. We may continue to offer shares under the dividend reinvestment plan until we have sold an aggregate of 76,366,006 shares of our Class A and Class T common stock through the reinvestment of distributions. In some states, we will need to renew the registration statement annually or file a new registration statement to continue our dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.

For the year ended December 31, 2018, the costs of raising capital in our primary initial public offering and our dividend reinvestment plan offering represented 6% of the capital raised.
Acquisition and Investment Policies. We have invested a significant amount of the net proceeds of our now-terminated primary initial public offering and do not anticipate making additional real estate acquisitions. As of January 31, 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of January 31, 2019, we had entered into a joint venture to develop one retail property.
Borrowing Policies. In order to execute our investment strategy, we have utilized secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. We expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing.
We do not intend to exceed this leverage limit. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our stockholders, and could also be accompanied by restrictive covenants. High levels of debt could also increase the risk of being unable to refinance when loans become due, or of being unable to refinance on favorable terms, and the risk of loss with respect to assets pledged as collateral for loans.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our debt policy in the future without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, any investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to book value in connection with any change of our borrowing policies.
As of January 31, 2019, our borrowings and other liabilities were approximately 61% of the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
Disposition Policies. The period that we will hold our investments in opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments will vary depending on the type of asset, interest rates and other factors. Our advisor develops a well-defined exit strategy for each investment we make and continually performs a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
We did not dispose of any real estate assets during the year ended December 31, 2018.
Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves each year that we update periodically during the year. We may set aside proceeds from our primary initial public offering for working capital purposes. We may also use proceeds from our dividend reinvestment plan offering, debt proceeds and cash flow from operations to meet our needs for working capital and to build a moderate level of cash reserves. In addition, contractual obligations may require us to maintain a minimum working capital reserve related to our properties.
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2018, total operating expenses represented approximately 1% and 63% of average invested assets and our net income, respectively.

Policy Regarding Transactions with Related Persons. Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our advisor’s Chief Audit Executive, via the Ethics Hotline, or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2017 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
As described further below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Messrs. McMillan and Hall and Charles J. Schreiber, Jr. and Peter M. Bren, control and indirectly own KBS Holdings LLC, our sponsor. KBS Holdings is the sole owner of our advisor, KBS Capital Advisors LLC, and the entity that acted as the dealer manager of our offerings, KBS Capital Markets Group LLC (the “Dealer Manager”). Messrs. Hall and McMillan are also our executive officers. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.
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
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. We initially entered our advisory agreement with our advisor on July 3, 2013 in connection with our private offering and the agreement has been amended and restated at various times thereafter. Our current advisory agreement has a one-year term expiring August 12, 2019, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. For the year ended December 31, 2017 and from January 1, 2018 through the most recent date practicable, which was January 31, 2019, we compensated our advisor as set forth below.
Our advisor or its affiliates have paid our organization and other offering expenses (other than selling commissions, dealer manager fees and the stockholder servicing fee with respect to Class T shares sold in our primary initial public offering) related to our primary initial public offering in excess of 1.0% of gross proceeds from our primary initial public offering.

From January 1, 2017 through December 31, 2017 and from January 1, 2018 through January 31, 2019, no organization and offering expenses related to the private offering were incurred by our advisor on our behalf. From January 1, 2017 through December 31, 2017, our advisor incurred approximately $0.9 million of organization and offering expenses related to the public offering on our behalf and from January 1, 2018 through January 31, 2019, our advisor incurred approximately $0.9 million of organization and offering expenses related to the public offering on our behalf. As of January 31, 2019, as a result of the limit on organization and offering expenses described above, our advisor and its affiliates paid $4.5 million of organization and offering expenses related to our initial public offering on our behalf.
In addition, through January 31, 2019, our advisor had incurred $0.1 million in organization and offering costs on our behalf in connection with a proposed follow-on offering we filed with the SEC on August 10, 2017. We do not intend to pursue the follow-on offering and therefore these expenses remain the responsibility of our advisor as they are subject to the 1.0% limitation described above.
We incur acquisition and origination fees payable to our advisor equal to a percentage of the cost of investments acquired or originated by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate investments. For investments acquired or originated with proceeds raised in our offerings on or prior to February 16, 2016, this percentage is 1.5%. For investments acquired or originated with proceeds raised in our initial public offering after February 16, 2016, this percentage is 2.6%. Acquisition and origination fees from January 1, 2017 through December 31, 2017 totaled approximately $4.9 million. Acquisition and origination fees from January 1, 2018 through January 31, 2019 totaled approximately $0.3 million, of which $0.2 million was outstanding as of January 31, 2019.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2017 through December 31, 2017 and from January 1, 2018 through January 31, 2019, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the cost of our investments and (ii) 2.0% of the sum of the cost of our investments, less any debt secured by or attributable to the investments. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, including the cost of any subsequent development, construction or improvements to the property and including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor). The cost of the loans and any investments other than real property is calculated as the lesser of (x) the amount actually paid or allocated to acquire or fund the loan or other investment, including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor), and (y) the outstanding principal amount of such loan or other investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition fees paid or payable to our advisor), as of the time of calculation. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. From January 1, 2017 through December 31, 2017, our asset management fees totaled $2.9 million. From January 1, 2018 through January 31, 2019, our asset management fees totaled $4.2 million, of which $22,000 was outstanding as of January 31, 2019.
Under the advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2017 through December 31, 2017, we had reimbursed our advisor for $0.3 million of operating expenses, including $0.3 million of employee costs. From January 1, 2018 through January 31, 2019, we had reimbursed our advisor for $0.5 million of operating expenses, including $0.4 million of employee costs. As of January 31, 2019, we had $0.1 million of operating expenses outstanding, including $50,000 of employee costs.
The conflicts committee considers our relationship with our advisor during 2017 and 2018 to be fair. The conflicts committee believes that the amounts paid or payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.

Our Relationship with KBS Capital Markets Group. We entered a dealer manager agreement with our dealer manager on August 12, 2014 in connection with the launch of our initial public offering which agreement was amended and restated on February 17, 2016. Pursuant to our dealer manager agreement, through February 16, 2017, our dealer manager was entitled to receive selling commissions of up to 6.5% and dealer manager fees of up to 3.0% of the purchase price for shares of our common stock sold in our primary offering. Effective February 17, 2016, our dealer manager was entitled to receive selling commissions of up to 6.5% of the purchase price for Class A shares of our common stock sold in the primary offering and up to 3.0% of the purchase price of our Class T shares of common stock sold in the primary offering, as well as a dealer manager fee of up to 2.0% of the purchase price of each class of shares of our common stock sold in the primary offering. All or a portion of the selling commissions were not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee was payable with respect to certain volume discount sales. The dealer manager reallowed 100% of selling commissions to broker-dealers participating in our initial public offering. From its dealer manager fee, our dealer manager generally reallowed to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in select cases, up to 1.5% of the gross primary offering proceeds).
From January 1, 2017 through December 31, 2017, we incurred selling commissions of $2.4 million of which 100% was reallowed to participating broker-dealers. From January 1, 2018 through January 31, 2019, we incurred selling commissions of $0.6 million of which 100% was reallowed to participating broker dealers. From January 1, 2017 through December 31, 2017, we incurred dealer manager fees of $1.4 million, of which $0.8 million was reallowed by our dealer manager to participating broker-dealers. From January 1, 2018 through January 31, 2019, we incurred dealer manager fees of $0.3 million, of which $0.1 million was reallowed by our dealer manager to participating broker-dealers.
In addition, our dealer manager received an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in our primary initial public offering solely to the extent there was a broker-dealer of record with respect to such Class T share that had entered into a currently effective selected dealer agreement or servicing agreement that provided for the payment to such broker-dealer of the stockholder servicing fee with respect to such Class T share, and such broker-dealer of record was in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee accrued daily and was paid monthly in arrears, and our dealer manager reallowed 100% of the stockholder servicing fee to such broker-dealer of record for services provided to Class T stockholders after the initial sale of the Class T share.
No stockholder servicing fee was paid with respect to Class T shares purchased through our dividend reinvestment plan offering or issued pursuant to a stock dividend.
From January 1, 2017 through December 31, 2017, we had accrued approximately $1.1 million in stockholder servicing fees with respect to all Class T shares sold in the primary portion of our initial public offering. From January 1, 2018 through July 31, 2018, we had accrued approximately $14,000 in stockholder servicing fees with respect to all Class T shares sold in the primary portion of our initial public offering as of July 31, 2018. Pursuant to the terms of the Class T shares as set forth in the Articles Supplementary and Multiple Class Plan, we ceased accruing for stockholder servicing fees after July 31, 2018.
In addition to selling commissions, dealer manager fees and the stockholder servicing fee, and subject to the limitations on organization and offering expenses described above, we were also obligated to reimburse our dealer manager and its affiliates for certain offering-related expenses that they incur on our behalf. These expenses included, among others, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees payable to participating broker-dealers hosting retail seminars and travel, meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers, legal fees of our dealer manager and promotional items. We reimbursed our dealer manager for such underwriting compensation incurred in connection with our initial public offering as discussed in the prospectus for our initial public offering. We also directly paid or reimbursed our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. From January 1, 2017 through December 31, 2017, our dealer manager had incurred $1.0 million of expenses outstanding related to the public offering. From January 1, 2018 through January 31, 2019, our dealer manager had incurred $0.3 million of expenses outstanding related to the public offering.

Our Relationship with other KBS-Affiliated Entities. On January 6, 2014, we, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage. At renewal in June 2018, we, along with KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. We, together with KBS Strategic Opportunity REIT, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2019.
The conflicts committee believes that these arrangements with other KBS-affiliated entities are fair.
During the year ended December 31, 2017 and from January 1, 2018 through January 31, 2019, no other transactions occurred between us and KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT, our dealer manager, our advisor or other KBS-affiliated entities.
Other Transactions. Our advisor has entered a sub-advisory agreement with STAM Europe (“STAM”), a real estate operating company based in Paris, France, pursuant to which STAM will provide real estate acquisition and portfolio management services to our advisor in connection with investments in Europe. For investments in Europe we make directly and for which our ownership interest is 100%, our advisor will compensate STAM for its services in sourcing and managing these investments from the fees it earns from us under the advisory agreement with us and we will pay STAM no additional compensation. We, along with our advisor, expect to enter a letter agreement with STAM that sets forth general compensation terms with respect to investments we make through STAM, other than through our direct investment in value added real estate and distressed debt in Europe (which are governed by the sub-advisory agreement between STAM and our advisor).
Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interest of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 8, 2019	The Conflicts Committee of the Board of Directors:
Laurent Degryse (Chairman), John P. Joliet, and Kenneth G. Yee

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2018, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2018 and 2017, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2018 and 2017, are set forth in the table below.

	2018	2017
Audit Fees	$496,000	$620,500
Audit-related fees	—	—
Tax fees	126,000	210,000
All other fees	2,000	500
Total	$624,000	$831,000
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

10.1
Amended and Restated Dealer Manager Agreement, by and between the Company and KBS Capital Markets Group LLC, dated as of February 17, 2016, incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed February 22, 2016

10.2
Limited Liability Company Agreement of KBS SOR II IC Myrtle Beach Operations, LLC, by and between IC Myrtle Beach Holdings LLC and KBS SOR II Myrtle Beach TRS JV, LLC, dated as of December 30, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, filed March 26, 2015

10.3
Limited Liability Company Agreement of KBS SOR II IC Myrtle Beach Property, LLC, by and between IC Myrtle Beach Holdings LLC and KBS SOR II Myrtle Beach JV, LLC, dated as of November 14, 2014, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, filed March 26, 2015

Ex.	Description
10.4
Lease, by and between IC Myrtle Beach LLC and IC Myrtle Beach Operations LLC, dated as of December 30, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, filed March 26, 2015

10.5
Management Agreement, by and between IC Myrtle Beach Operations LLC and Doubletree Management LLC, dated as of December 30, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, filed March 26, 2015

10.6
Limited Liability Company Agreement of KBS SOR II Lofts at Noho Commons, LLC, by and between Noho Commons Pacific Investors LLC and KBS SOR II Lofts at Noho Commons JV, LLC, dated as of September 29, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed November 14, 2016

10.7
Multifamily Note, by Noho Commons Pacific Owner LLC for the benefit of Wells Fargo Bank, National Association, dated as of November 16, 2016, incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11 (No. 333-192331), filed February 2, 2017

10.8
Multifamily Loan and Security Agreement, by and between NoHo Commons Pacific Owner LLC and Wells Fargo Bank, National Association, dated as of November 16, 2016, incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-192331), filed February 2, 2017

10.9
Limited Liability Company Agreement of KBS SOR II 210 West 31st Street, LLC, by and between Onyx 31st Street, LLC and KBS SOR II 210 West 31st Street JV, LLC, dated as of October 28, 2016, incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11 (No. 333-192331), filed February 2, 2017

10.10
First Amendment to Limited Liability Company Agreement of KBS SOR II 210 West 31st Street, LLC, by and between Onyx 31st Street, LLC, and KBS SOR II 210 West 31st Street JV, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11 (No. 333-192331), filed February 2, 2017

10.11
Promissory Note, by KBS SOR II Oakland City Center, LLC for the benefit of Bank of America, National Association, dated August 18, 2017, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 13 to the Company's Registration Statement on Form S-11, Commission File no. 333-192331, filed October 4, 2017

10.12
Loan Agreement, by and between KBS SOR II Oakland City Center, LLC and Bank of America, N.A., dated August 18, 2017, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 13 to the Company's Registration Statement on Form S-11, Commission File no. 333-192331, filed October 4, 2017

10.13
Guaranty Agreement, by KBS SOR US Properties II LLC for the benefit of Bank of America, N.A., dated August 18, 2017, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 13 to the Company's Registration Statement on Form S-11, Commission File no. 333-192331, filed October 4, 2017

10.14
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated October 10, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program adopted December 6, 2018, incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed December 11, 2018

99.2	Consent of Duff & Phelps, LLC

Ex.	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Strategic Opportunity REIT II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT II, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Irvine, California
March 8, 2019

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Real estate, net	$511,606	$530,440
Real estate equity securities	7,230	—
Real estate loan receivable, net	—	3,500
Total real estate and real estate-related investments, net	518,836	533,940
Cash and cash equivalents	21,063	29,031
Restricted cash	5,795	6,022
Investment in unconsolidated entity	2,868	2,698
Rents and other receivables	5,612	3,265
Above-market leases, net	65	83
Prepaid expenses and other assets	8,239	7,476
Total assets	$562,478	$582,515
Liabilities and equity
Notes payable, net	$326,543	$328,351
Accounts payable and accrued liabilities	7,226	6,845
Due to affiliates	235	1,862
Distributions payable	484	366
Below-market leases, net	7,348	10,783
Other liabilities	13,176	12,399
Redeemable common stock payable	3,028	—
Total liabilities	358,040	360,606
Commitments and contingencies (Note 13)
Redeemable common stock	—	2,611
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 18,103,437 and 16,888,940 shares issued and outstanding as of December 31, 2018 and 2017, respectively	181	169
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 12,208,242 and 11,031,895 shares issued and outstanding as of December 31, 2018 and 2017, respectively	122	110
Additional paid-in capital	266,339	245,077
Cumulative distributions and net losses	(73,461)	(39,657)
Accumulated other comprehensive income	89	202
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	193,270	205,901
Noncontrolling interests	11,168	13,397
Total equity	204,438	219,298
Total liabilities and equity	$562,478	$582,515
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Hotel revenues	$32,666	$28,994	$24,807
Office revenues	29,941	15,607	5,224
Apartment revenues	7,469	6,980	890
Dividend income from real estate equity securities	196	—	—
Interest income from real estate loan receivable	10	387	399
Total revenues	70,282	51,968	31,320
Expenses:
Hotel expenses	22,907	19,187	17,592
Office expenses	12,322	5,372	1,378
Apartment expenses	3,779	3,624	353
Asset management fees to affiliate	3,985	2,775	1,340
Real estate acquisition fees and expenses to affiliate	—	—	3,759
Real estate acquisition fees and expenses	—	—	946
General and administrative expenses	2,866	3,199	2,703
Depreciation and amortization	20,405	14,429	7,848
Interest expense	14,663	8,814	3,797
Impairment charges on real estate	14,745	—	—
Total expenses	95,672	57,400	39,716
Other (loss) income:
Other interest income	367	514	227
Equity in income of unconsolidated entity	339	54	80
Loss on real estate equity securities	(1,924)	—	—
Casualty-related income, net	—	1,614	1,394
Total other (loss) income	(1,218)	2,182	1,701
Net loss before income taxes	(26,608)	(3,250)	(6,695)
Income tax benefit (expense)	9	(48)	200
Net loss	(26,599)	(3,298)	(6,495)
Net loss attributable to noncontrolling interest	3,091	26	5
Net loss attributable to common stockholders	$(23,508)	$(3,272)	$(6,490)

Class A Common Stock:
Net loss attributable to common stockholders	$(13,729)	$(1,480)	$(5,421)
Net loss per common share, basic and diluted	$(0.77)	$(0.09)	$(0.41)
Weighted-average number of common shares outstanding, basic and diluted	17,775,503	16,096,216	13,158,129

Class T Common Stock:
Net loss attributable to common stockholders	$(9,779)	$(1,792)	$(1,069)
Net loss per common share, basic and diluted	$(0.82)	$(0.18)	$(0.45)
Weighted-average number of common shares outstanding, basic and diluted	11,864,178	9,797,325	2,377,436
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(26,599)	$(3,298)	$(6,495)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(113)	313	(111)
Total other comprehensive (loss) income	(113)	313	(111)
Total comprehensive loss	(26,712)	(2,985)	(6,606)
Total comprehensive loss attributable to noncontrolling interests	3,091	26	5
Total comprehensive loss attributable to common stockholders	$(23,621)	$(2,959)	$(6,601)
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2015	9,619,143	$96	—	$—	$79,622	$(13,266)	$—	$66,452	$4,290	$70,742
Net loss	—	—	—	—	—	(6,490)	—	(6,490)	(5)	(6,495)
Other comprehensive loss	—	—	—	—	—	—	(111)	(111)	—	(111)
Issuance of common stock	4,104,345	41	5,955,697	60	97,308	—	—	97,409	—	97,409
Stock dividends issued	422,829	4	90,894	1	5,095	(5,100)	—	—	—	—
Redemptions of common stock	(71,524)	(1)	—	—	(590)	—	—	(591)	—	(591)
Transfers to redeemable common stock	—	—	—	—	(1,029)	—	—	(1,029)	—	(1,029)
Distributions declared	—	—	—	—	—	(2,961)	—	(2,961)	—	(2,961)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(6,213)	—	—	(6,213)	—	(6,213)
Reduction of other offering costs	—	—	—	—	1,828	—	—	1,828	—	1,828
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	7,389	7,389
Balance, December 31, 2016	14,074,793	$140	6,046,591	$61	$176,021	$(27,817)	$(111)	$148,294	$11,674	$159,968
Net loss	—	—	—	—	—	(3,272)	—	(3,272)	(26)	(3,298)
Other comprehensive income	—	—	—	—	—	—	313	313	—	313
Issuance of common stock	2,641,090	27	4,822,456	48	71,841	—	—	71,916	—	71,916
Stock dividends issued	308,857	3	184,606	2	4,643	(4,648)	—	—	—	—
Redemptions of common stock	(135,800)	(1)	(21,758)	(1)	(1,357)	—	—	(1,359)	—	(1,359)
Transfers to redeemable common stock	—	—	—	—	(490)	—	—	(490)	—	(490)
Distributions declared	—	—	—	—	—	(3,920)	—	(3,920)	—	(3,920)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,913)	—	—	(4,913)	—	(4,913)
Other offering costs	—	—	—	—	(668)	—	—	(668)	—	(668)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	1,774	1,774
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(25)	(25)
Balance, December 31, 2017	16,888,940	$169	11,031,895	$110	$245,077	$(39,657)	$202	$205,901	$13,397	$219,298
Net loss	—	—	—	—	—	(23,508)	—	(23,508)	(3,091)	(26,599)
Other comprehensive loss	—	—	—	—	—	—	(113)	(113)	—	(113)
Issuance of common stock	1,100,169	11	984,685	10	19,974	—	—	19,995	—	19,995
Stock dividends issued	350,547	3	233,830	2	5,284	(5,289)	—	—	—	—
Redemptions of common stock	(236,219)	(2)	(42,168)	—	(2,439)	—	—	(2,441)	—	(2,441)
Transfers to redeemable common stock	—	—	—	—	(417)	—	—	(417)	—	(417)
Distributions declared	—	—	—	—	—	(5,007)	—	(5,007)	—	(5,007)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(965)	—	—	(965)	—	(965)
Other offering costs	—	—	—	—	(175)	—	—	(175)	—	(175)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	1,362	1,362
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(500)	(500)
Balance, December 31, 2018	18,103,437	$181	12,208,242	$122	$266,339	$(73,461)	$89	$193,270	$11,168	$204,438
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net loss	$(26,599)	$(3,298)	$(6,495)
Adjustment to reconcile net loss to net cash provided by operating activities
Equity in income of unconsolidated entity	(339)	(54)	(80)
Distribution of earnings from unconsolidated joint venture	56	54	80
Loss due to property damages	—	—	3,257
Casualty-related income, net	—	(1,614)	(1,394)
Depreciation and amortization	20,405	14,429	7,848
Impairment charges on real estate	14,745	—	—
Loss on real estate equity securities	1,924	—	—
Noncash interest income on real estate-related investment	—	(58)	(70)
Deferred rents	(1,428)	(774)	(293)
Bad debt expense	344	152	—
Amortization of above- and below-market leases, net	(3,417)	(2,028)	(480)
Amortization of deferred financing costs	1,207	910	565
Unrealized (gain) loss on derivative instruments	(124)	175	97
Changes in operating assets and liabilities:
Rents and other receivables	(1,480)	(804)	(1,784)
Prepaid expenses and other assets	(1,738)	2,123	(7,322)
Accounts payable and accrued liabilities	136	(783)	4,289
Due to affiliates	(7)	27	(97)
Other liabilities	930	372	2,583
Net cash provided by operating activities	4,615	8,829	704
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(193,146)	(203,982)
Improvements to real estate	(8,914)	(9,744)	(16,933)
Investment in real estate securities	(9,150)	—	—
Payments for construction costs	(5,699)	(5,575)	(51)
Payoff of real estate loan receivable	3,500	—	—
Investment in unconsolidated entity	—	—	(2,495)
Proceeds from insurance claims	237	5,080	1,880
Purchase of interest rate cap agreement	(16)	(14)	(147)
Net cash used in investing activities	(20,042)	(203,399)	(221,728)
Cash Flows from Financing Activities:
Proceeds from notes payable	2,278	120,025	150,250
Principal payments on notes payable	(5,499)	—	—
Payments of deferred financing costs	(254)	(1,782)	(3,127)
Principal payments on capital lease obligations	(175)	(166)	—
Proceeds from issuance of common stock	17,184	70,090	95,779
Payments to redeem common stock	(2,441)	(1,359)	(591)
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	(1,645)	(4,607)	(5,839)
Payments of other offering costs	(1,217)	—	(20)
Distributions paid	(1,861)	(1,453)	(1,057)
Noncontrolling interest contributions	1,362	1,774	7,389
Distributions to noncontrolling interest	(500)	(25)	—
Net cash provided by financing activities	7,232	182,497	242,784
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,195)	(12,073)	21,760
Cash, cash equivalents and restricted cash, beginning of period	35,053	47,126	25,366
Cash, cash equivalents and restricted cash, end of period	$26,858	$35,053	$47,126
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $3,920, $4,075 and $386 for the years ended December 31, 2018, 2017 and 2016, respectively	$12,427	$6,390	$2,479
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$3,028	$2,375	$1,630
Increase in redemption payable	$3,028	$—	$—
Increase in accrued improvements to real estate	$576	$307	$—
Increase in other offering costs due to affiliates	$—	$668	$374
Increase in acquisition fees due to affiliates	$102	$49	$—
Reversal of accrued organization and offering expenses due to affiliates	$—	$—	$(2,222)
Increase in stockholder servicing fees due to affiliate	$—	$306	$374
Stock dividends issued	$5,289	$4,648	$5,100
Increase in distributions payable	$118	$92	$274
Foreign currency translation (loss) gain on investment in unconsolidated entity	$(113)	$313	$111
Increase in construction cost payable	$—	$224	$172
Increase in construction in progress for amortization of deferred financing costs	$460	$613	$51
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
The Company has invested in and manages a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of December 31, 2018, the Company had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of December 31, 2018, the Company had entered into a consolidated joint venture to develop one retail property.
From July 3, 2013 to August 11, 2014, the Company conducted a private placement offering (the “Private Offering”) exempt from registration under Regulation D of the Securities Act of 1933, as amended (the “Act”). The Company sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in the Private Offering.
On November 14, 2013, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014. On February 11, 2016, the Company filed an amended registration statement on Form S-11 with the SEC to offer a second class of common stock designated as Class T shares and to designate its initially offered and outstanding common stock as Class A shares. Pursuant to the amended registration statement, the Company is offering to sell any combination of Class A and Class T shares in the Public Offering but in no event may the Company sell more than 180,000,000 of shares of its common stock pursuant to the Public Offering. The Company commenced offering Class T shares of common stock for sale to the public on February 17, 2016.  KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, serves as the dealer manager of the Public Offering pursuant to a dealer manager agreement originally dated August 12, 2014 and amended and restated February 17, 2016 (the “Dealer Manager Agreement”). Previously the Dealer Manager served as dealer manager for the Private Offering. The Dealer Manager is responsible for marketing the Company’s shares. The Company ceased offering shares of common stock in the primary portion of the Public Offering on July 31, 2018 and terminated the primary portion of the Public Offering on September 28, 2018. The Company continues to offer shares of common stock under its dividend reinvestment plan. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue its dividend reinvestment plan offering. The Company may terminate its dividend reinvestment plan offering at any time.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The Company sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $228.6 million. As of December 31, 2018, the Company had sold 602,462 and 225,137 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $7.6 million. Also as of December 31, 2018, the Company had redeemed 443,543 and 63,926 shares of Class A and Class T common stock, respectively, for $4.4 million.
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
December 31, 2018

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
Office and Apartment Revenues
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
December 31, 2018

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
Sale of Real Estate
The Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business.  Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.  The Company did not have any sales of real estate during the years ended December 31, 2018, 2017 and 2016.
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
December 31, 2018

Cash and Cash Equivalents
The Company recognizes interest income on its cash and cash equivalents as it is earned and records such amounts as other interest income.
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Land	N/A
Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real estate subsidies & tax abatements	Remaining term of agreement
Furniture, fixtures & equipment	3-12 years
Real Estate Acquisition Valuation
As a result of the Company’s adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
December 31, 2018

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the year ended December 31, 2018, the Company recorded impairment charges in the aggregate on real estate of $14.7 million. See note 3, “Real Estate” for a further discussion on the Company’s impairment of real estate. The Company did not record any impairment losses on its real estate and related intangible assets during the years ended December 31, 2017 and 2016.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Construction in Progress
Direct investments in development properties without leases in place at the time of acquisition are accounted for as an asset acquisition and not as a business combination.  Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition.  Additionally, during the time in which the Company is incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized. Once construction in progress is substantially completed, the amounts capitalized to construction in progress are transferred to land and buildings and improvements and are depreciated over their respective useful lives.
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
On January 12, 2018, the real estate loan receivable was repaid in full. As of December 31, 2017, there was no loan loss reserve and the Company did not record any impairment related to its real estate loan receivable for the years ended December 31, 2018, 2017 and 2016. Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could significantly differ from estimated amounts.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2018. The Company mitigates this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, debt service obligations and capital improvements and replacements.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
December 31, 2018

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classify such items in Level 1 or Level 2.
The Company would classify items as Level 3 in instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines that the market for a financial instrument owned by the Company is illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
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
Redeemable Common Stock
On July 3, 2013, in connection with launching the Private Offering, the Company’s board of directors adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances. The share redemption program has been amended and restated at various points thereafter: June 26, 2014, May 12, 2015, February 16, 2016 and December 6, 2018. The share redemption program, as amended is referred to herein as the “Share Redemption Program” and the terms of the Share Redemption Program described below are the terms of the program as currently in effect.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

There are several limitations on the Company’s ability to redeem shares under the Share Redemption Program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the Share Redemption Program and collectively “Special Redemptions”), the Company may not redeem shares until the stockholder has held the shares for one year.

•
During each calendar year, the Share Redemption Program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. In 2019, the Share Redemption Program also provides that in any calendar year, the last $0.5 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” with any excess funds being available to redeem shares not requested in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” during the December redemption date in the current year. The Company may, however, increase or decrease the funding available for the redemption of shares pursuant to the program upon 10 business days’ notice to the stockholders.

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
Effective for the June 30, 2017 redemption date, redemptions made in connection with a stockholder’s death, qualifying disability, or determination of incompetence are made at a price per share equal to the most recent estimated net asset value (“NAV”) per share as of the applicable redemption date.  The price at which we redeem all other shares eligible for redemption is as follows:

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
December 31, 2018

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
On June 6, 2017, the Company established a NAV per share of common stock of $9.05 (unaudited). The estimated value per share became effective for the June 2017 redemption date. On December 6, 2018, the Company established a NAV per share of common stock of $9.65 (unaudited). The estimated value per share became effective for the December 2018 redemption date.
Upon a transfer of shares any pending redemption requests with respect to such transferred shares will be canceled as of the date the Company accepts the transfer. Stockholders wishing to continue to have a redemption request related to any transferred shares considered by the Company must resubmit their redemption request.
The board may amend, suspend or terminate the Share Redemption Program upon 10 days’ notice to stockholders, provided that the Company may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice.
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
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2018, the Company redeemed $2.4 million of common stock. The Company processed all redemption requests received in good order and eligible for redemption through the December 2018 redemption date, except for 437,842 shares totaling $4.2 million due to the limitations described above. The Company recorded $3.0 million of redeemable common stock payable on the Company’s balance sheet as of December 31, 2018, which represents the amount available to be redeemed in 2019 based on the net proceeds from the sale of shares under of distribution reinvestment plan as of December 31, 2018.
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
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive fees payable to the Advisor through December 31, 2018.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
As of February 17, 2016, the Company paid selling commissions to the Dealer Manager in amounts up to 6.5% of the price per share of Class A common stock sold and up to 3.0% of the price per share of Class T common stock sold. Additionally, the Company paid dealer manager fees to the Dealer Manager in an amount up to 2.0% of the price per share of Class A and Class T common stock sold. The Dealer Manager reallowed all selling commissions to participating broker dealers and generally reallowed (from its dealer manager fee) to any participating broker dealer up to 1.0% of the gross proceeds from the primary portion of the Public Offering attributable to that participating broker dealer as a marketing fee; in select cases up to 1.5% of the gross proceeds from the primary portion of the Public Offering was reallowed. No selling commissions or dealer manager fees were payable on shares of common stock sold under the dividend reinvestment plan.
The Dealer Manager also received an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in the primary portion of the Public Offering solely to the extent there is a broker dealer of record with respect to such Class T share that had entered a currently effective selected dealer agreement or servicing agreement that provides for the payment to such broker dealer of the stockholder servicing fee with respect to such Class T share, and such broker dealer of record was in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee accrued daily and was paid monthly in arrears, and the Dealer Manager reallowed 100% of the stockholder servicing fee to such broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share. Pursuant to the terms of the Class T shares as set forth in the Articles Supplementary and Multiple Class Plan, the Company ceased accruing for stockholder servicing fees after July 31, 2018.
The Company recorded the stockholder servicing fee as a reduction to additional paid-in capital and the related liability in an amount equal to the estimated stockholder servicing fee payable in relation to the Class T share on the date the share was issued. For each share of Class T common stock in the Primary Offering, the maximum stockholder servicing fee equaled 4% of the purchase price per share (ignoring any discounts in purchase price that were available to certain categories of purchasers). The liability was reduced over time, as the fees are paid to the Dealer Manager, or adjusted if the fees were no longer payable as a result of the occurrence of any of the following events: (i) the date at which aggregate underwriting compensation from all sources equaled 10% of the gross proceeds from the Primary Offering in which the Class T share was sold, as calculated by the Company with the assistance of the Dealer Manager after the termination of the Primary Offering in which the Class T share was sold, (ii) a listing of the Company’s common stock on a national securities exchange, (iii) a merger or other extraordinary transaction, and (iv) the date the Class T share associated with the stockholder servicing fee was no longer outstanding such as upon its redemption or the Company’s dissolution. Pursuant to the terms of the Class T shares as set forth in the Articles Supplementary and Multiple Class Plan, the Company ceased accruing for stockholder servicing fees after July 31, 2018.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The Company reimburses the Advisor or its affiliates for customary acquisition and origination expenses (including expenses relating to potential investments that do not close), such as legal fees and expenses (including fees of independent contractor in-house counsel that are not employees of the Advisor), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments.
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
December 31, 2018

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
Upon a merger this fee will equal 15% of the amount by which (i) the merger consideration amount plus the total of all distributions paid or declared by the Company to stockholders from inception until the closing of the merger (regardless of the source used to fund such distributions and including distributions that may constitute a return of capital for federal income tax purposes and excluding any stock dividend) exceeds (ii) the sum of stockholders’ gross investment amount, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by the Company (excluding shares received as a stock dividend which the Company subsequently repurchased) multiplied by the weighted average issue price of the shares sold in the primary portion of an offering, and the amount necessary to generate a 7.0% per year cumulative, noncompounded return on the Company’s stockholders’ gross investment amount from the Company’s inception through the closing of the merger.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2018. As of December 31, 2018, returns for the calendar year 2014 through 2017 remain subject to examination by major tax jurisdictions.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2018, 2017 and 2016. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Commencing March 2015, the Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock through December 31, 2018 as follows:

Year Ended December 31,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2015	0.100000 shares	765,604
2016	0.035003 shares	513,723
2017	0.020004 shares	493,463
2018	0.018337 shares	584,377
_____________________
(1) Amount declared per share outstanding includes one-time stock dividends, quarterly dividends and monthly dividends and assumes each share was issued and outstanding for the entire periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Stock dividends are non-taxable to stockholders at the time of issuance. During the Company’s offering stage and through November 2018, the Company’s board of directors declared stock dividends on a set monthly basis based on monthly record dates. The Company currently does not expect its board of directors to declare additional monthly stock dividends.
Until the Company established a NAV per share of common stock on June 6, 2017, for the purpose of calculating the dollar amount of the Class A and Class T stock dividends issued, the Company used the Class A and Class T primary offering price at the time of issuance.
Cash distributions declared per share of Class A common stock were $0.191, $0.191 and $0.202 for the years ending December 31, 2018, 2017 and 2016, respectively. Cash distributions declared per share of Class T common stock were $0.138, $0.098 and $0.123 for the years ending December 31, 2018, 2017 and 2016, respectively. Until the Company ceased offering shares of common stock in the Public Offering on July 31, 2018, the declared rate of cash distributions for Class T Shares was different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. On December 6, 2018, the Company’s board of directors declared a monthly cash distribution in the amount of $0.01598333 per share on the outstanding shares of all classes of its common stock as of December 20, 2018. Distributions declared per share of Class A common stock assumes each share was issued and outstanding each day that was a record date during the 11 months ending November 30, 2018 and during the years ending December 31, 2017 and 2016. Distributions declared per share of Class T common stock assumes each share was issued and outstanding each day that was a record date from March 2, 2016 through November 30, 2018. Each day during the period from March 1, 2016 through November 30, 2018 was a record date for distributions. Distributions for March 1, 2016 through March 31, 2016 were calculated based on stockholders of record each day during the period at a rate of $0.00026202 per share per day; April 1, 2016 through December 31, 2016 were calculated based on stockholders of record each day during the period at a rate of $0.00052404 per share per day; and January 1, 2017 through November 30, 2018 were calculated based on stockholders of record each day during the period at a rate of $0.00052548 per share per day, all of which were reduced by the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. On September 27, 2016, the Company’s board of directors declared a one-time cash distribution in the amount of $0.05 per share on the outstanding shares of all classes of common stock to stockholders of record as of the close of business on September 27, 2016.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The Company’s calculated earnings per share for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017	2016

Net loss attributable to common stockholders	(23,508)	(3,272)	(6,490)
Less: Class A Common Stock cash distributions declared	3,372	2,991	2,582
Less: Class T Common Stock cash distributions declared	1,635	929	377
Undistributed net loss attributable to common stockholders	$(28,515)	$(7,192)	$(9,449)

Class A Common Stock:
Undistributed net loss attributable to common stockholders	(17,101)	(4,471)	(8,003)
Class A Common Stock cash distributions declared	3,372	2,991	2,582
Net loss attributable to common stockholders	$(13,729)	$(1,480)	$(5,421)
Net loss per common share, basic and diluted	$(0.77)	$(0.09)	$(0.41)
Weighted-average number of common shares outstanding, basic and diluted	17,775,503	16,096,216	13,158,129

Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(11,414)	$(2,721)	$(1,446)
Class T Common Stock cash distributions declared	1,635	929	377
Net loss attributable to common stockholders	$(9,779)	$(1,792)	$(1,069)
Net loss per common share, basic and diluted	$(0.82)	$(0.18)	$(0.45)
Weighted-average number of common shares outstanding, basic and diluted	11,864,178	9,797,325	2,377,436
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
Recently Issued Accounting Standards Updates
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Upon its adoption of ASU No. 2016-02 on January 1, 2019, the Company adopted the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company 1) did not reassess whether any expired or existing contracts are or contain leases, 2) did not reassess the lease classification for any expired or existing lease, and 3) did not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the current lease accounting standards of Topic 840 are or contain a lease under Topic 842.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”), which provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon its adoption of the lease accounting standard under Topic 842, the Company adopted this practical expedient, specifically related to its tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance will be accounted for as rental income on the Company’s statement of operations beginning January 1, 2019. In addition, ASU No. 2018-11, provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company adopted this transition method upon its adoption of the lease accounting standard of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019.
In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU No. 2018-20”), which permits lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead to account for these costs as if they were lessee costs. In addition, ASU No. 2018-20 requires lessors to 1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and 2) include lessor costs that are reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The amendments also clarify that lessors are required to allocate the variable payments to the lease and non-lease components and follow the recognition guidance in Topic 842 for the lease component and other applicable guidance, such as ASC 606, for the non-lease component. The Company made the accounting policy election related to sales taxes upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.
The Company created an inventory of its leases where the Company may be a lessee to assess the potential impact to the Company’s financial statements. As of December 31, 2018, the Company had ground leases on two of its properties which were accounted for as capital leases under Topic 840. As of December 31, 2018, the Company had an aggregate of $8.6 million capital lease assets and $8.3 million capital lease obligations. Upon adoption of the new lease accounting standard, these ground leases were classified as finance leases and the existing capital lease assets were reclassified as right-of-use assets and existing obligation as lease liabilities as of January 1, 2019. The adoption of the new lease accounting standard did not have a material impact to the Company’s financial statements on January 1, 2019. Beginning January 1, 2019, the Company, as a lessor, will record legal costs incurred to negotiate an operating lease as an expense, classified as operating, maintenance, and management on the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842. In addition, the Company will account for new leases, including modifications of existing leases, entered into on and after January 1, 2019 under the new lease accounting standard under Topic 842 and follow the related presentation and disclosure requirements for reporting periods subsequent to January 1, 2019.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarified that receivables from operating leases are not within the scope of Topic 326 and instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

3.	REAL ESTATE
As of December 31, 2018, the Company’s real estate portfolio was composed of two hotel properties, four office properties and one apartment building. In addition, as of December 31, 2018, the Company has entered into a consolidated joint venture to develop one retail property. The following table summarizes the Company’s real estate as of December 31, 2018 and 2017, respectively (in thousands):

	December 31, 2018	December 31, 2017
Land	$104,138	$104,138
Buildings and improvements	425,989	425,942
Tenant origination and absorption costs	17,183	19,006
Total real estate, cost and net of impairment charges (1)	547,310	549,086
Accumulated depreciation and amortization	(35,704)	(18,646)
Total real estate, net	$511,606	$530,440
_____________________
(1) See “ – Impairment of Real Estate” below.
The following table provides summary information regarding the Company’s real estate as of December 31, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost and Net of Impairment Charges	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$33,618	$—	$61,056	$(7,205)	$53,851	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	53,098	—	54,330	(6,071)	48,259	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	11,850	418	14,118	(1,454)	12,664	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	34,446	2,554	51,706	(4,165)	47,541	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	78,668	—	104,890	(4,204)	100,686	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Retail	—	54,927	—	54,927	—	54,927	80.0%
Oakland City Center	08/18/2017	Oakland	CA	Office	22,150	139,229	11,411	172,790	(10,793)	161,997	100.0%
Madison Square (3)	10/03/2017	Phoenix	AZ	Office	10,540	20,153	2,800	33,493	(1,812)	31,681	90.0%
					$104,138	$425,989	$17,183	$547,310	$(35,704)	$511,606
_____________________
(1) Building and improvements includes construction costs for the Company’s project that was under development.
(2) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114. As of December 31, 2018, the capital lease asset had a carrying value of $6.8 million included in building and improvements. No depreciation or amortization was recorded to this property as of December 31, 2018.
(3) The Company acquired the rights to a leasehold interest with respect to the land at this property. This property was formerly known as Grace Court and was re-named Madison Square in connection with the Company’s re-branding strategy for this property. As of December 31, 2018, the capital lease asset had a carrying value of $1.9 million included in land.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Hotel Properties
As of December 31, 2018, the Company owned two hotel properties. The following table provides detailed information regarding the Company’s hotel revenues and expenses for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Hotel revenues:
Room	$24,620	$17,216	$18,208
Food, beverage and convention services	5,263	3,761	3,164
Campground	1,176	1,127	1,081
Other (1)	1,607	6,890	2,354
Hotel revenues	$32,666	$28,994	$24,807

Hotel expenses:
Room	$6,157	$4,759	$4,782
Food, beverage and convention services	4,077	3,179	2,905
General and administrative	2,919	2,357	2,297
Sales and marketing	3,069	2,642	1,768
Repairs and maintenance	2,362	1,815	1,765
Utilities	1,207	1,033	974
Property taxes and insurance	1,749	1,799	1,435
Other	1,367	1,603	1,666
Hotel expenses	$22,907	$19,187	$17,592
_____________________
(1) Hotel revenues - other includes $5.8 million of business interruption insurance recovery for the year ended December 31, 2017 related to the impact of Hurricane Matthew in October 2016, the result of which placed certain rooms at Springmaid Beach Resort out of service during the year ended December 31, 2017.
Contract liabilities
The following table summarizes the Company’s contract liabilities, which are included in other liabilities in the accompanying consolidated balance sheets, as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Contract liability	$324	$358
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$304	(1)
_____________________
(1) The amount of revenue recognized in the period from amounts included in contract liability at the beginning of the period is not relevant for the year ended December 31, 2017, as the Company adopted ASU No. 2014-09 effective January 1, 2018.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Office Properties
As of December 31, 2018, the Company owned four office properties encompassing in the aggregate 864,940 rentable square feet which were 70% occupied. The following table provides detailed information regarding the Company’s office revenues and expenses for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Office revenues:
Rental income	$26,593	$14,332	$4,985
Tenant reimbursements and other income (1)	3,348	1,275	239
Office revenues	$29,941	$15,607	$5,224

Office expenses:
Operating, maintenance, and management	$8,362	$3,636	$879
Real estate taxes and insurance	3,960	1,736	499
Office expenses	$12,322	$5,372	$1,378
_____________________
(1) For the year ended December 31, 2018, included in tenant reimbursements and other income for office properties is $0.8 million of other operating income and tenant reimbursements for substantial services accounted for under ASU No. 2014-09.
Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2018, the leases had remaining terms, excluding options to extend, of up to 9.7 years with a weighted-average remaining term of 3.7 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.3 million and $1.1 million as of December 31, 2018 and 2017, respectively.
During the years ended December 31, 2018, 2017 and 2016, the Company recognized deferred rent from tenants of $1.4 million, $0.8 million and $0.3 million, respectively, net of lease incentive amortization. As of December 31, 2018 and 2017, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $2.8 million and $1.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million of unamortized lease incentives as of December 31, 2018 and 2017.
As of December 31, 2018, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

2019	$21,875
2020	20,365
2021	17,400
2022	14,067
2023	11,237
Thereafter	22,132
$107,076

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

As of December 31, 2018, the Company’s commercial real estate properties were leased to approximately 100 tenants over a diverse range of industries and geographic areas. As of December 31, 2018, the highest tenant industry concentrations (greater than 10% of annualized base rent) in the Company’s portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific and Legal	14	$3,753	16.4%
Legal Services	12	3,657	16.0%
Public Administration (Government)	6	3,195	14.0%
Finance	13	2,519	11.0%
		$13,124	57.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Apartment Property
As of December 31, 2018, the Company owned one apartment property with 292 units which was 95% occupied. The following table provides detailed information regarding the Company’s apartment revenues and expenses for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Apartment revenues:
Rental income	$6,839	$6,515	$853
Tenant reimbursements and other income	630	465	37
Apartment revenues	$7,469	$6,980	$890

Apartment expenses:
Operating, maintenance, and management	$2,423	$2,278	$174
Real estate taxes and insurance	1,356	1,346	179
Apartment expenses	$3,779	$3,624	$353
Geographic Concentration Risk
As of December 31, 2018, the Company’s real estate investments in California represented 55.2% of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Impairment of Real Estate
During the year ended December 31, 2018, the Company recorded impairment charges in the aggregate of $14.7 million to write-down the carrying value of 210 West 31st Street, a development property located in New York, New York, to its estimated fair value of $54.9 million due to a change in the projected hold period and related decrease in projected cash flows. The Company purchased 210 West 31st Street for $48.0 million plus $1.8 million of closing costs. Since acquisition in December 2016, the Company has capitalized $6.8 million related to a capital lease asset, $3.8 million in development costs and $9.2 million of other certain costs such as financing costs, real estate taxes and insurance costs that have been capitalized to building and improvements. On October 1, 2018, the Company placed the development on hold and ceased capitalizing expenses.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2018 and 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Cost	$17,183	$19,006	$99	$99	$(11,526)	$(12,869)
Accumulated Amortization	(6,163)	(3,473)	(34)	(16)	4,178	2,086
Net Amount	$11,020	$15,533	$65	$83	$(7,348)	$(10,783)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Amortization	$(4,513)	$(3,892)	$(1,611)	$(18)	$(10)	$(16)	$3,435	$2,038	$496
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2018 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2019	$(3,506)	$(19)	$2,671
2020	(2,565)	(15)	1,750
2021	(1,814)	(12)	973
2022	(1,181)	(12)	744
2023	(881)	(7)	595
Thereafter	(1,073)	—	615
	$(11,020)	$(65)	$7,348
Weighted-Average Remaining Amortization Period	4.4 years	4.2 years	4.1 years

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

As of December 31, 2018 and 2017, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.4 million, which is amortized on a straight line basis over 31.8 years. During the years ended December 31, 2018, 2017 and 2016, the Company recorded amortization expense of $0.1 million, $0.1 million and $10,000, respectively, related to the housing subsidy intangible asset.
Additionally, as of December 31, 2018 and 2017, the Company had recorded property tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $2.3 million and $2.8 million, respectively, which are amortized on a straight line basis over a range of 0.7 to 6.6 years. During the years ended December 31, 2018 and 2017, the Company recorded amortization expense of $0.5 million and $0.1 million, respectively, related to the property tax abatement intangible asset.

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2017, the Company had originated one real estate loan receivable. On January 12, 2018, the real estate loan receivable was repaid in full. Information for the real estate loan receivable was as follows (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2018	Book Value as of December 31, 2018 (1)	Book Value as of December 31, 2017 (1)	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
655 Summer Street First Mortgage
Boston, Massachusetts	09/04/2014	Office	Mortgage	$—	$—	$3,500	9.25%	(2)	(2)
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) On January 12, 2018, the real estate loan receivable was repaid in full.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2018 (in thousands):

Real estate loan receivable - December 31, 2017	$3,500
Principal repayment	(3,500)
Real estate loan receivable - December 31, 2018	$—
For the years ended December 31, 2018, 2017 and 2016, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Contractual interest income	$10	$329	$329
Amortization of closing costs and origination fees, net	—	58	70
Interest income from real estate loan receivable	$10	$387	$399

6.	REAL ESTATE EQUITY SECURITIES
During the year ended December 31, 2018, the Company purchased 1,160,591 shares of common stock of Franklin Street Properties Corp. (NYSE Ticker: FSP) for an aggregate purchase price of $9.2 million. The Company’s real estate equity securities are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses on real estate equity securities are recognized in earnings.
As of December 31, 2018, the total book value of the Company’s real estate equity securities was $7.2 million. During the year ended December 31, 2018, the Company recorded a $1.9 million loss on real estate equity securities and recognized $0.2 million of dividend income from real estate equity securities.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

7.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $0.3 million, $0.1 million and $0.1 million, respectively, of income with respect to this investment.

8.	NOTES PAYABLE
As of December 31, 2018 and 2017, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of December 31, 2018	Book Value as of December 31, 2017	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$37,280	$38,000	One-month LIBOR + 3.00%	5.35%	Principal & Interest	12/30/2018 (2)
Q&C Hotel Mortgage Loan	23,551	28,330	One-month LIBOR + 3.25%	5.60%	Principal & Interest	12/17/2018 (3)
2200 Paseo Verde Mortgage Loan (4)	7,947	7,947	One-month LIBOR + 2.25%	4.60%	Interest Only (4)	07/01/2020
Lincoln Court Mortgage Loan	33,500	33,500	One-month LIBOR + 1.75%	4.27%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan	72,100	72,100	One-month LIBOR + 2.66%	5.01%	Interest Only	12/01/2019
210 West 31st Street Mortgage Loan (5)	38,041	35,763	One-month LIBOR + 5.50%	7.85%	Interest Only	12/01/2019
Oakland City Center Mortgage Loan (6)	94,500	94,500	One-month LIBOR + 1.75%	4.10%	Interest Only (6)	09/01/2022
Madison Square Mortgage Loan (7)	21,895	21,895	One-month LIBOR + 4.05% (6)	6.36%	Interest Only	10/09/2020
Total notes payable principal outstanding	328,814	332,035
Deferred financing costs, net	(2,271)	(3,684)
Total notes payable, net	$326,543	$328,351
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at December 31, 2018, where applicable.
(2) Subsequent to December 31, 2018, the maturity date of the Springmaid Beach Resort Mortgage Loan was extended to December 30, 2019.
(3) Subsequent to December 31, 2018, the maturity date of the Q&C Hotel Mortgage Loan was extended to December 17, 2019.
(4) As of December 31, 2018, $7.9 million had been disbursed to the Company and up to $1.6 million is available for future disbursements to be used for tenant improvement costs, capital improvements costs and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning August 1, 2019, monthly payments include principal amortization payments of $10,000 per month.
(5) As of December 31, 2018, $38.0 million had been disbursed to the Company and up to $9.1 million is available for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents. On March 5, 2019, the 210 West 31st Street Mortgage Loan was amended. The joint venture was required to make a principal reduction payment of $4.0 million and, as a result of the amendment, certain milestone and construction obligations were waived and the lender has no further obligation to make any future disbursements of the loan.
(6) As of December 31, 2018, $94.5 million had been disbursed to the Company and up to $8.9 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning October 1, 2020, monthly payments will include principal and interest with principal payments of $110,000 or, in the event the Company repays any principal of the loan amount, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%, subject to certain terms and conditions contained in the loan documents.
(7) As of December 31, 2018, $21.9 million had been disbursed to the Company and up to $12.2 million is available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents. The Madison Square Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%. The property securing this mortgage loan was formerly known as Grace Court and was re-named Madison Square in connection with the Company’s re-branding strategy of the property.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

During the years ended December 31, 2018, 2017 and 2016, the Company incurred $14.7 million, $8.8 million and $3.8 million, respectively, of interest expense. Included in interest expense was: (i) the amortization of deferred financing costs of $1.7 million, $1.6 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, (ii) the capitalization of interest to building and improvements related to its redevelopment project at 210 West 31st Street of $3.9 million, $4.1 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, and (iii) unrealized losses of $23,000, $0.1 million and $0.1 million on interest rate cap agreements for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, the Company’s interest payable was $1.4 million and $1.1 million, respectively, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2018 (in thousands):

2019	$171,022
2020	63,622
2021	1,320
2022	92,850
$328,814
The Company’s notes payable contain financial and non-financial debt covenants. As of December 31, 2018, the Company was in compliance with all debt covenants, except that the borrower under the Madison Square Mortgage Loan was out of debt service coverage compliance. Such non-compliance does not constitute an event of default under the loan agreement. As a result of such non-compliance, the Company is required to maintain an interest shortfall reserve.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

As of December 31, 2018, the Company had three interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of December 31, 2018 and 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	December 31, 2018	December 31, 2017	Balance Sheet Location
Interest Rate Cap	12/29/2014	01/01/2018	$26,000	One-month LIBOR at 3.00%	$—	$—	Prepaid expenses and other assets
Interest Rate Cap	12/15/2015	12/23/2018	$28,330	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Interest Rate Cap	12/01/2016	12/01/2019	$47,110	One-month LIBOR at 3.00%	4	9	Prepaid expenses and other assets
Interest Rate Cap	10/03/2017	10/15/2019	$34,125	One-month LIBOR at 3.00%	2	4	Prepaid expenses and other assets
Interest Rate Cap	02/02/2018	12/30/2018	$26,000	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Interest Rate Cap	12/30/2018	06/30/2019	$26,000	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$6	$13
During the years ended December 31, 2018, 2017 and 2016, the Company recorded unrealized losses of $23,000, $0.1 million and $0.1 million, respectively, on interest rate cap agreements, which were included in interest expense on the accompanying consolidated statements of operations.
The Company enters into foreign currency forward contracts to mitigate its exposure to foreign currency exchange rate movements on its investment in unconsolidated entity. The foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future.
The following table summarizes the notional amount and other information related to the Company’s foreign currency forward contract as of December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

Derivative Instrument	Notional Amount	Strike Price	Trade Date	Maturity Date
Derivative instrument not designated as hedging instrument
Foreign currency forward contract	$2,100	1.2704 USD-EUR	09/05/2017	09/07/2021
During the year ended December 31, 2018, the Company recorded a foreign currency gain of $0.1 million on the foreign currency forward contract, which is included as an offset to general and administrative expenses on the accompanying consolidated statements of operations. During the year ended December 31, 2017, the Company recorded a foreign currency loss of $0.1 million on the foreign currency forward contract, which is included in general and administrative expenses on the accompanying consolidated statements of operations. The fair value of the foreign currency forward contract was $0.1 million asset as of December 31, 2018 and was included in prepaid expenses and other assets on the accompanying balance sheets. The fair value of the foreign currency forward contract was $0.1 million liability as of December 31, 2017 and was included in other liabilities on the accompanying balance sheets.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
December 31, 2018

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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of December 31, 2018 and 2017, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$—	$—	$—	$3,500	$3,500	$3,500
Financial liability:
Notes payable	$328,814	$326,543	$329,588	$332,035	$328,351	$333,336
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
As of December 31, 2018, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$7,230	$7,230	$—	$—
Asset derivatives - interest rate caps	$6	$—	$6	$—
Asset derivative - foreign currency forward contract	$68	$—	$68	$—
As of December 31, 2018, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$54,927	$—	$—	$54,927
_____________________
(1) Amount represents the fair value for a real estate asset impacted by impairment charges during the year ended December 31, 2018, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the year ended December 31, 2018, one of the Company’s real estate properties was measured at its estimated fair value based on a sales comparison approach. As a result, this property was impaired and the carrying value was adjusted due to a change in the projected hold period and related decrease in projected cash flows. See Note 3, “Real Estate – Impairment of Real Estate” for a further discussion on the impaired real estate property.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
During the years ended December 31, 2018, 2017 and 2016, no other business transactions occurred between the Company and these other KBS-sponsored programs.
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

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2018, 2017 and 2016, respectively, and any related amounts payable as of December 31, 2018 and 2017 (in thousands):

	Incurred in the Years Ended December 31,			Payable as of December 31,
	2018	2017	2016	2018	2017
Expensed
Asset management fees	3,985	2,775	1,340	22	22
Reimbursable operating expenses (1)	477	339	395	35	42
Real estate acquisition fee (2)	—	—	3,759	—	—
Capitalized
Acquisition fees (2)	330	4,943	1,245	178	76
Asset management fees	—	67	22	—	—
Additional Paid-in Capital
Sales commissions	614	2,412	3,723	—	—
Dealer manager fees	337	1,352	1,982	—	—
Stockholder servicing fees (3)	14	1,149	508	—	680
Reimbursable other offering costs (4)	175	668	394	—	1,042
	$5,932	$13,705	$13,368	$235	$1,862
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $389,000, $335,000 and $385,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2018, 2017 and 2016. The Advisor may seek reimbursement for certain other employee costs under the Advisory Agreement. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
(3) Reflects the stockholder servicing fee paid based on the terms of the Class T Shares. Pursuant to the terms of the Class T shares as set forth in the Articles Supplementary and Multiple Class Plan of the Company, the Company ceased accruing for stockholder servicing fees after July 31, 2018.
(4) See “Other Offering Costs” below.
During the year ended December 31, 2018, the Advisor reimbursed the Company $35,000 for property insurance rebates. During the years ended December 31, 2017 and 2016, the Advisor reimbursed the Company $0.1 million for legal and professional fees, travel expenses and property insurance rebates.
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
December 31, 2018

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
Through December 31, 2018, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $11.4 million. As of December 31, 2018, the Company had recorded $14.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of December 31, 2018, the Company had recorded $2.3 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of December 31, 2018 based on the 1.0% limitation described above.
In addition, as of December 31, 2018, the Advisor had incurred $0.1 million in organization and offering costs on behalf of the Company in connection with a proposed follow-on offering the Company filed with the SEC on August 10, 2017. On December 18, 2018, the Company withdrew the proposed follow-on offering.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2018 and 2017 (in thousands, except share and per share amounts):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$14,835	$19,463	$19,993	$15,991

Class A Common Stock:
Net loss attributable to common stockholders	$(1,573)	$(22)	$(2,914)	$(9,183)
Net loss per common share, basic and diluted	$(0.09)	$—	$(0.16)	$(0.51)
Cash distributions declared per common share	$0.05	$0.05	$0.05	$0.05

Class T Common Stock:
Net loss attributable to common stockholders	$(1,294)	$(282)	$(2,049)	$(6,191)
Net loss per common share, basic and diluted	$(0.11)	$(0.02)	$(0.17)	$(0.51)
Cash distributions declared per common share	$0.02	$0.03	$0.04	$0.05

Stock dividends declared per common share - Classes A and T	0.005	0.005	0.005	0.003

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,505	$10,052	$18,227	$15,184

Class A Common Stock:
Net (loss) income attributable to common stockholders	$(1,526)	$(650)	$1,904	$(1,321)
Net (loss) income per common share, basic and diluted	$(0.10)	$(0.04)	$0.12	$(0.08)
Cash distributions declared per common share	$0.05	$0.05	$0.05	$0.05

Class T Common Stock:
Net (loss) income attributable to common stockholders	$(922)	$(630)	$989	$(1,116)
Net (loss) income per common share, basic and diluted	$(0.12)	$(0.06)	$0.09	$(0.10)
Cash distributions declared per common share	$0.020	$0.020	$0.030	$0.030

Stock dividends declared per common share - Classes A and T	0.005	0.005	0.005	0.005

13.	COMMITMENTS AND CONTINGENCIES
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
December 31, 2018

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
During the years ended December 31, 2018, 2017 and 2016, the Company incurred $0.6 million, $0.3 million and $0.4 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the years ended December 31, 2018, 2017 and 2016, the Company incurred $0.4 million, $0.4 million and $0.3 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the years ended December 31, 2018, 2017 and 2016, the Company incurred $1.0 million, $0.9 million and $0.4 million, respectively, of fees related to the Marriott franchise agreement.
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
Lease Obligations
As of December 31, 2018, the Company had leasehold interests expiring on various expiration dates between 2019 and 2114. Future minimum lease payments owed by the Company under the capital leases as of December 31, 2018 are as follows (in thousands):

2019	$695
2020	680
2021	735
2022	935
2023	525
Thereafter	53,316
Total expected minimum lease obligations	56,886
Less: Amount representing interest (1)	(48,544)
Present value of net minimum lease payments (2)	$8,342
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2018. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
Cash Distributions Paid
On January 2, 2019, the Company paid distributions of $0.5 million related to a monthly cash distribution in the amount of $0.01598333 per share on the outstanding shares of all classes of its common stock as of December 20, 2018. On February 4, 2019, the Company paid distributions of $0.5 million related to a monthly cash distribution in the amount of $0.01598333 per share on the outstanding shares of all classes of its common stock as of January 18, 2019. On March 1, 2019, the Company paid distributions of $0.5 million related to a monthly cash distribution in the amount of $0.01598333 per share on the outstanding shares of all classes of its common stock as of February 18, 2019.
Distributions Declared
On March 7, 2019, the Company’s board of directors declared monthly cash distributions in the amount of $0.00799167 per share on the outstanding shares of all classes of its common stock as of March 18, 2019 and April 18, 2019, which the Company expects to pay in April 2019 and May 2019, respectively. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2018
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired

Springmaid Beach Resort	Myrtle Beach, SC	90.0%	$37,280	$27,340	$12,727	$40,067	$20,989	$27,438	$33,618	$61,056	$(7,205)	1948/1980/1992/1995/2001	12/30/2014
Q&C Hotel	New Orleans, LA	90.0%	23,551	1,232	49,452	50,684	3,646	1,232	53,098	54,330	(6,071)	1913	12/17/2015
2200 Paseo Verde	Henderson, NV	100.0%	7,947	1,850	11,423	13,273	845	1,850	12,268	14,118	(1,454)	2004	12/23/2015
Lincoln Court	Campbell, CA	100.0%	33,500	14,706	38,080	52,786	(1,080)	14,706	37,000	51,706	(4,165)	1985	05/20/2016
Lofts at NoHo Commons	North Hollywood, CA	90.0%	72,100	26,222	73,750	99,972	4,918	26,222	78,668	104,890	(4,204)	2007	11/16/2016
210 West 31st Street (4)	New York, NY	80.0%	38,041	—	50,141	50,141	4,786	—	54,927	54,927	—	(5)	12/01/2016
Oakland City Center	Oakland, CA	100.0%	94,500	22,150	148,495	170,645	2,145	22,150	150,640	172,790	(10,793)	1985/1990	08/18/2017
Madison Square (6)	Phoenix, AZ	90.0%	21,895	10,540	22,684	33,224	269	10,540	22,953	33,493	(1,812)	1911/2003/2007/2008	10/03/2017
	Total Properties			$104,040	$406,752	$510,792	$36,518	$104,138	$443,172	$547,310	$(35,704)
____________________
(1) Building and improvements includes tenant origination and absorption costs and construction costs for the Company’s project that was under development.
(2) Costs capitalized subsequent to acquisition is net of impairments and write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $556.1 million (unaudited) as of December 31, 2018.
(4) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114.
(5) 210 West 31st Street is a development property.
(6) The Company acquired the rights to a leasehold interest with respect to the land at this property. This property was formerly known as Grace Court and was re-named Madison Square in connection with the Company’s re-branding strategy for this property.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2018
(dollars in thousands)

	2018	2017	2016
Real Estate:
Balance at the beginning of the year	$549,086	$324,176	$110,566
Acquisitions	—	203,869	202,899
Improvements	9,577	10,075	15,690
Construction in progress	5,940	13,280	311
Write-off of fully depreciated and fully amortized assets	(2,548)	(2,314)	(1,547)
Loss due to property damage	—	—	(3,743)
Impairments	(14,745)	—	—
Balance at the end of the year	$547,310	$549,086	$324,176

Accumulated depreciation and amortization:
Balance at the beginning of the year	$18,646	$6,853	$593
Depreciation and amortization expense	19,606	14,107	7,807
Write-off of fully depreciated and fully amortized assets	(2,548)	(2,314)	(1,547)
Balance at the end of the year	$35,704	$18,646	$6,853

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 8, 2019.

KBS STRATEGIC OPPORTUNITY REIT II, INC.

By:	/s/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 8, 2019
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	March 8, 2019
Peter McMillan III
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 8, 2019
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 8, 2019
Stacie K. Yamane
/s/ LAURENT DEGRYSE	Director	March 8, 2019
Laurent Degryse
/s/ JOHN P. JOLIET	Director	March 8, 2019
John P. Joliet
/s/ KENNETH G. YEE	Director	March 8, 2019
Kenneth G. Yee