Form 10-Q
period 2019-03-31
KBS Strategic Opportunity REIT II, Inc.
filed 2019-05-15
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) for the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
As of May 10, 2019, there were 17,936,715 and 12,230,820 outstanding shares of Class A and Class T common stock, respectively, of KBS Strategic Opportunity REIT II, Inc.

KBS Strategic Opportunity REIT II, Inc.
FORM 10-Q
March 31, 2019

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Real estate, net	$509,947	$511,606
Real estate equity securities	8,344	7,230
Total real estate and real estate-related investments, net	518,291	518,836
Cash and cash equivalents	10,506	21,063
Restricted cash	5,510	5,795
Investment in unconsolidated entity	5,616	2,868
Rents and other receivables	7,454	5,612
Above-market leases, net	60	65
Prepaid expenses and other assets	9,612	8,239
Total assets	$557,049	$562,478
Liabilities and equity
Notes payable, net	$325,674	$326,543
Accounts payable and accrued liabilities	7,055	7,226
Due to affiliates	269	235
Distributions payable	241	484
Below-market leases, net	6,645	7,348
Other liabilities	14,528	13,176
Redeemable common stock payable	1,454	3,028
Total liabilities	355,866	358,040
Commitments and contingencies (Note 11)
Redeemable common stock	—	—
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 17,926,128 and 18,103,437 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	179	181
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 12,216,244 and 12,208,242 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	122	122
Additional paid-in capital	266,320	266,339
Cumulative distributions and net losses	(76,202)	(73,461)
Accumulated other comprehensive income	37	89
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	190,456	193,270
Noncontrolling interests	10,727	11,168
Total equity	201,183	204,438
Total liabilities and equity	$557,049	$562,478
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Office revenues	$7,117	$7,599
Hotel revenues	5,980	5,510
Apartment revenues	1,995	1,716
Dividend income from real estate equity securities	104	—
Interest income from real estate loan receivable	—	10
Total revenues	15,196	14,835
Expenses:
Office expenses	3,397	2,671
Hotel expenses	5,175	4,790
Apartment expenses	897	917
Asset management fees to affiliate	1,049	935
General and administrative expenses	707	639
Depreciation and amortization	5,074	5,103
Interest expense	4,961	2,897
Total expenses	21,260	17,952
Other income (loss):
Other interest income	64	60
Equity in income of unconsolidated entity	2,800	15
Gain (loss) on real estate equity securities	1,114	(86)
Total other income (loss)	3,978	(11)
Net loss before income taxes	(2,086)	(3,128)
Income tax benefit	—	9
Net loss	(2,086)	(3,119)
Net loss attributable to noncontrolling interests	551	252
Net loss attributable to common stockholders	$(1,535)	$(2,867)

Class A Common Stock:
Net loss attributable to common stockholders	$(914)	$(1,573)
Net loss per common share, basic and diluted	$(0.05)	$(0.09)
Weighted-average number of common shares outstanding, basic and diluted	17,984,563	17,350,919

Class T Common Stock:
Net loss attributable to common stockholders	$(621)	$(1,294)
Net loss per common share, basic and diluted	$(0.05)	$(0.11)
Weighted-average number of common shares outstanding, basic and diluted	12,213,311	11,443,642
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(2,086)	$(3,119)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(52)	67
Total other comprehensive (loss) income	(52)	67
Total comprehensive loss	(2,138)	(3,052)
Total comprehensive loss attributable to noncontrolling interests	551	252
Total comprehensive loss attributable to common stockholders	$(1,587)	$(2,800)
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2019 and 2018
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	18,103,437	$181	12,208,242	$122	$266,339	$(73,461)	$89	$193,270	$11,168	$204,438
Net loss	—	—	—	—	—	(1,535)	—	(1,535)	(551)	(2,086)
Other comprehensive loss	—	—	—	—	—	—	(52)	(52)	—	(52)
Issuance of common stock	49,225	—	43,979	—	899	—	—	899	—	899
Redemptions of common stock	(226,534)	(2)	(35,977)	—	(2,492)	—	—	(2,494)	—	(2,494)
Transfers from redeemable common stock	—	—	—	—	1,574	—	—	1,574	—	1,574
Distributions declared	—	—	—	—	—	(1,206)	—	(1,206)	—	(1,206)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	110	110
Balance, March 31, 2019	17,926,128	$179	12,216,244	$122	$266,320	$(76,202)	$37	$190,456	$10,727	$201,183

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	16,888,940	$169	11,031,895	$110	$245,077	$(39,657)	$202	$205,901	$13,397	$219,298
Net loss	—	—	—	—	—	(2,867)	—	(2,867)	(252)	(3,119)
Other comprehensive income	—	—	—	—	—	—	67	67	—	67
Issuance of common stock	313,416	3	334,373	3	6,224	—	—	6,230	—	6,230
Stock dividends issued	84,889	1	55,896	1	1,272	(1,274)	—	—	—	—
Redemptions of common stock	(80,127)	(1)	(13,762)	—	(820)	—	—	(821)	—	(821)
Transfers from redeemable common stock	—	—	—	—	156	—	—	156	—	156
Distributions declared	—	—	—	—	—	(1,082)	—	(1,082)	—	(1,082)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(323)	—	—	(323)	—	(323)
Other offering costs	—	—	—	—	(61)	—	—	(61)	—	(61)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	403	403
Balance, March 31, 2018	17,207,118	$172	11,408,402	$114	$251,525	$(44,880)	$269	$207,200	$13,548	$220,748
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,086)	$(3,119)
Adjustment to reconcile net loss to net cash used in operating activities
Equity in income of unconsolidated entity	(2,800)	(15)
Distribution of earnings from unconsolidated joint venture	—	15
Depreciation and amortization	5,074	5,103
(Gain) loss on real estate equity securities	(1,114)	86
Deferred rents	(96)	(642)
Bad debt expense	—	89
Amortization of above- and below-market leases, net	(698)	(943)
Amortization of deferred financing costs	406	264
Unrealized (gain) loss on derivative instruments	(71)	53
Changes in operating assets and liabilities:
Rents and other receivables	(1,746)	(1,346)
Prepaid expenses and other assets	(1,518)	(3,087)
Accounts payable and accrued liabilities	138	(464)
Due to affiliates	48	(4)
Other liabilities	1,352	2,082
Net cash used in operating activities	(3,111)	(1,928)
Cash Flows from Investing Activities:
Improvements to real estate	(3,278)	(1,967)
Investment in real estate securities	(4)	(3,154)
Payments for construction costs	(240)	(1,796)
Payoff of real estate loan receivable	—	3,500
Purchase of interest rate cap agreement	—	(8)
Proceeds from insurance claims	—	100
Net cash used in investing activities	(3,522)	(3,325)
Cash Flows from Financing Activities:
Proceeds from notes payable	3,147	931
Principal payments on notes payable	(4,400)	(1,822)
Payments of deferred financing costs	(22)	(100)
Proceeds from issuance of common stock	—	5,660
Payments to redeem common stock	(2,494)	(821)
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	—	(563)
Distributions paid	(550)	(407)
Noncontrolling interest contributions	110	403
Net cash (used in) provided by financing activities	(4,209)	3,281
Net decrease in cash, cash equivalents and restricted cash	(10,842)	(1,972)
Cash, cash equivalents and restricted cash, beginning of period	26,858	35,053
Cash, cash equivalents and restricted cash, end of period	$16,016	$33,081
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $0 and $1,353 for the three months ended March 31, 2019 and 2018, respectively	$4,417	$2,331
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$899	$665
Stock dividends issued	$—	$1,274
Foreign currency translation (loss) gain on investment in unconsolidated entity	$(52)	$67
Redemption payable	$1,454	$—
Accrued improvements to real estate	$1,158	$1,043
Other offering costs due to affiliates	$—	$1,103
Stockholder servicing fees due to affiliate	$—	$440
Acquisition fees due to affiliates	$—	$103
Distributions payable	$241	$376
Construction cost payable	$55	$318
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (unaudited)

1.	ORGANIZATION
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
Subject to certain restrictions and limitations, the business of the Company has been externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, since July 2013 pursuant to an advisory agreement (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate loans, opportunistic real estate and other real estate-related investments. The Advisor has entered into a sub-advisory agreement with STAM, a real estate operating company to provide real estate acquisition and portfolio management services to the Advisor in connection with any investments the Company may make in value-added real estate, distressed debt, and real estate-related investments in Europe. Effective April 17, 2019 STAM terminated the sub-advisory agreement with the Advisor. On July 3, 2013, the Company issued 21,739 shares of its common stock to the Advisor at a purchase price of $9.20 per share.
The Company has invested in and manages a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of March 31, 2019, the Company had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of March 31, 2019, the Company had entered into a consolidated joint venture to develop one retail property.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

The Company sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $228.6 million. As of March 31, 2019, the Company had sold 651,687 and 269,116 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $8.5 million. Also as of March 31, 2019, the Company had redeemed 670,077 and 99,903 shares of Class A and Class T common stock, respectively, for $6.9 million.
In addition, the Company raised $4.2 million in separate private transactions exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, except for the Company’s adoption of the lease accounting standards issued by the Financial Accounting Standards Board (“FASB”) effective on January 1, 2019. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income. For the three months ended March 31, 2018, the Company reclassified $0.6 million and $6,000 of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to office revenues and apartment revenues, respectively, for comparability purposes.
In addition, upon adoption of the lease accounting standards of Topic 842, the Company’s two ground leases which were classified as capital leases under ASC 840 were reclassified as finance leases under ASC 842. The existing capital lease assets were reclassified as right-of-use assets and the existing obligation as lease liabilities as of January 1, 2019. The reclassification of these ground leases did not have a material impact to the Company’s financial statements as the accounting and presentation of the related assets and liabilities on the Company’s balance sheet as of March 31, 2019 was consistent with the previous periods. The Company’s two ground leases had an aggregate right-of-use asset of $8.6 million and an aggregate lease liability of $8.4 million as of March 31, 2019, which are included in total real estate, net and other liabilities, respectively, on the Company’s consolidated balance sheet.
Revenue Recognition - Operating Leases
Office and Apartment Revenues
On January 1, 2019, the Company adopted the lease accounting standards under Topic 842 including the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted this transition method upon its adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. The Company’s comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of Topic 840.
In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on the Company’s statement of operations beginning January 1, 2019. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on the Company’s statement of operations beginning January 1, 2019.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the lessee or lessor supervises the construction and bears the risk of cost overruns;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
The Company leases apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. The Company recognizes rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and tenant reimbursements and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to the Company’s collectibility assessment are reflected as an adjustment to rental income included in office revenues and apartment revenues in the Company’s consolidated statement of operations. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in office expenses and apartment expenses in the Company’s consolidated statement of operations.  Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in office expenses and apartment expenses in the Company’s consolidated statement of operations.
Beginning January 1, 2019, the Company, as a lessor, records costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classify such costs as operating, maintenance, and management expense, which is included in office expenses in the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2019 and 2018. For the purpose of determining the weighted-average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
From March 2015 through November 2018, the Company’s board of directors declared and issued stock dividends on shares of the Company’s common stock. During the three months ended March 31, 2018, the Company’s board of directors declared 0.005001 shares per share outstanding and, accordingly, issued 140,785 shares. The amount declared per share outstanding included monthly dividends and assumed each share was issued and outstanding for the entire period presented. Stock dividends were issued in the same class of shares as the shares for which such stockholder received the stock dividend. Stock dividends are non-taxable to stockholders at the time of issuance. During the Company’s offering stage and through November 2018, the Company’s board of directors declared stock dividends on a set monthly basis based on monthly record dates. The Company currently does not expect its board of directors to declare additional monthly stock dividends.
Cash distributions declared per share of Class A and Class T common stock were $0.03995833 for the three months ended March 31, 2019. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2019 through March 2019.
Cash distributions declared per share of Class A common stock were $0.04729320 for the three months ended March 31, 2018. Cash distributions declared per share of Class T common stock were $0.02444609 for the three months ended March 31, 2018. Until the Company ceased offering shares of common stock in the Public Offering on July 31, 2018, the declared rate of cash distributions for Class T Shares was different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of Class A common stock assumes each share was issued and outstanding each day that was a record date during the three months ending March 31, 2018. Distributions declared per share of Class T common stock assumes each share was issued and outstanding each day that was a record date during the three months ending March 31, 2018. Each day during the period from January 1, 2018 through March 31, 2018 was a record date for distributions. Distributions for January 1, 2018 through March 31, 2018 were calculated based on stockholders of record each day during the period at a rate of $0.00052548 per share per day, all of which were reduced by the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
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
The Company’s calculated earnings per share for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018

Net loss attributable to common stockholders	$(1,535)	$(2,867)
Less: Class A Common Stock cash distributions declared	718	807
Less: Class T Common Stock cash distributions declared	488	275
Undistributed net loss attributable to common stockholders	$(2,741)	$(3,949)
Class A Common Stock:
Undistributed net loss attributable to common stockholders	$(1,632)	$(2,380)
Class A Common Stock cash distributions declared	718	807
Net loss attributable to Class A common stockholders	$(914)	$(1,573)
Net loss per common share, basic and diluted	$(0.05)	$(0.09)
Weighted-average number of common shares outstanding, basic and diluted	17,984,563	17,350,919
Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(1,109)	$(1,569)
Class T Common Stock cash distributions declared	488	275
Net loss attributable to Class T common stockholders	$(621)	$(1,294)
Net loss per common share, basic and diluted	$(0.05)	$(0.11)
Weighted-average number of common shares outstanding, basic and diluted	12,213,311	11,443,642
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
March 31, 2019
(unaudited)

Recently Issued Accounting Standards Updates
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

3.	REAL ESTATE
As of March 31, 2019, the Company’s real estate portfolio was composed of two hotel properties, four office properties and one apartment building. In addition, as of March 31, 2019, the Company has entered into a consolidated joint venture to develop one retail property. The following table summarizes the Company’s real estate as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Land	$104,138	$104,138
Buildings and improvements	429,188	425,989
Tenant origination and absorption costs	16,648	17,183
Total real estate, cost and net of impairment charge	549,974	547,310
Accumulated depreciation and amortization	(40,027)	(35,704)
Total real estate, net	$509,947	$511,606
The following table provides summary information regarding the Company’s real estate as of March 31, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost and Net of Impairment Charge	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$34,056	$—	$61,494	$(7,980)	$53,514	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	53,108	—	54,340	(6,629)	47,711	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	11,861	419	14,130	(1,607)	12,523	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	35,088	2,554	52,348	(4,610)	47,738	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	79,870	—	106,092	(4,797)	101,295	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Retail	—	55,081	—	55,081	—	55,081	80.0%
Oakland City Center	08/18/2017	Oakland	CA	Office	22,150	139,795	10,875	172,820	(12,224)	160,596	100.0%
Madison Square (3)	10/03/2017	Phoenix	AZ	Office	10,540	20,329	2,800	33,669	(2,180)	31,489	90.0%
					$104,138	$429,188	$16,648	$549,974	$(40,027)	$509,947
_____________________
(1) Building and improvements includes construction costs for the Company’s project that was under development.
(2) The Company acquired the rights to a leasehold interest with respect to this property, which was accounted for as a finance lease. The Company applied a 6.1% discount rate to the finance lease and the lease expires on January 31, 2114. As of March 31, 2019, the finance lease right-of-use asset had a carrying value of $6.8 million included in building and improvements. No depreciation or amortization was recorded to this property as of March 31, 2019.
(3) The Company acquired the rights to a leasehold interest with respect to the land at this property, which was accounted for as a finance lease. The Company applied a 5.4% discount rate to the finance lease and as of March 31, 2019, the finance lease had a weighted average remaining lease term of 3.3 years. As of March 31, 2019, the finance lease right-of-use asset had a carrying value of $1.9 million included in land.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Office Properties
As of March 31, 2019, the Company owned four office properties encompassing in the aggregate 864,940 rentable square feet which were 69% occupied. The following table provides detailed information regarding the Company’s office revenues and expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Office revenues:
Rental income (1)	$6,912	$7,422
Other income	205	177
Office revenues	$7,117	$7,599

Office expenses:
Operating, maintenance, and management (2)	$2,325	$1,719
Real estate taxes and insurance (2)	1,072	952
Office expenses	$3,397	$2,671
_____________________
(1) For the three months ended March 31, 2018, the Company reclassified $0.6 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income. See note 2, “Summary of Significant Accounting Policies” for a further discussion on this reclassification.
(2) On October 1, 2018, the Company placed the development of 210 West 31st Street on hold and began expensing certain costs that were previously capitalized. Included in office expenses for the three months ended March 31, 2019 is $0.3 million of operating, maintenance and management and $0.1 million of real estate taxes and insurance for 210 West 31st Street.
Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2019, the leases had remaining terms, excluding options to extend, of up to 9.4 years with a weighted-average remaining term of 3.7 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million and $1.3 million as of March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2019 and 2018, the Company recognized deferred rent from tenants of $0.1 million and $0.6 million, respectively, net of lease incentive amortization. As of March 31, 2019 and December 31, 2018, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $2.9 million and $2.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million of unamortized lease incentives as of March 31, 2019 and December 31, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

As of March 31, 2019, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2019 through December 31, 2019	$16,525
2020	20,549
2021	17,589
2022	14,271
2023	11,491
Thereafter	22,723
$103,148
As of March 31, 2019, the Company’s commercial real estate properties were leased to approximately 100 tenants over a diverse range of industries and geographic areas. As of March 31, 2019, the highest tenant industry concentrations (greater than 10% of annualized base rent) in the Company’s portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific and Technical Services	15	$3,872	17.3%
Legal Services	12	3,768	16.8%
Public Administration (Government)	6	3,273	14.6%
Finance	12	2,349	10.5%
		$13,262	59.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three months ended March 31, 2019, the Company did not record any adjustment to office revenues for lease payments deemed not probable of collection. During the three months ended March 31, 2019, the Company recorded bad debt recovery of $0.1 million, which was included in office expenses in the accompanying consolidated statements of operations. During the three months ended March 31, 2018, the Company recorded bad debt expense of $0.1 million, which was included in office expenses in the accompanying consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Hotel Properties
As of March 31, 2019, the Company owned two hotel properties. The following table provides detailed information regarding the Company’s hotel revenues and expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Hotel revenues:
Room	$4,465	4,110
Food, beverage and convention services	873	816
Campground	271	289
Other	371	295
Hotel revenues	$5,980	$5,510

Hotel expenses:
Room	$1,324	1,250
Food, beverage and convention services	776	724
General and administrative	786	636
Sales and marketing	694	652
Repairs and maintenance	566	486
Utilities	261	276
Property taxes and insurance	438	443
Other	330	323
Hotel expenses	$5,175	$4,790
Contract liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of advanced deposits and are included in other liabilities in the accompanying consolidated balance sheets, as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Contract liability	$1,149	$324
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$147	$—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Apartment Property
As of March 31, 2019, the Company owned one apartment property with 292 units which was 91% occupied. The following table provides detailed information regarding the Company’s apartment revenues and expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Apartment revenues:
Rental income (1)	$1,830	$1,590
Other income	165	126
Apartment revenues	$1,995	$1,716

Apartment expenses:
Operating, maintenance, and management	$536	$569
Real estate taxes and insurance	361	348
Apartment expenses	$897	$917
_____________________
(1) For the three months ended March 31, 2018, the Company reclassified $6,000 of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income. See note 2, “Summary of Significant Accounting Policies” for a further discussion on this reclassification.
Geographic Concentration Risk
As of March 31, 2019, the Company’s real estate investments in California represented 55.6% of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Cost	$16,648	$17,183	$99	$99	$(11,082)	$(11,526)
Accumulated Amortization	(6,571)	(6,163)	(39)	(34)	4,437	4,178
Net Amount	$10,077	$11,020	$60	$65	$(6,645)	$(7,348)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Amortization	$(943)	$(1,214)	$(5)	$(4)	$703	$947
As of March 31, 2019 and December 31, 2018, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.3 million and $2.4 million, respectively, which is amortized on a straight line basis over 31.8 years. During each of the three months ended March 31, 2019 and 2018, the Company recorded amortization expense of $20,000 related to the housing subsidy intangible asset.
Additionally, as of March 31, 2019 and December 31, 2018, the Company had recorded property tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $2.2 million and $2.3 million, respectively, which are amortized on a straight line basis over a range of 0.7 to 6.6 years. During each of the three months ended March 31, 2019 and 2018, the Company recorded amortization expense of $0.1 million related to the property tax abatement intangible assets.

5.	REAL ESTATE EQUITY SECURITIES
The Company’s real estate equity securities are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses on real estate equity securities are recognized in earnings.
As of March 31, 2019 and December 31, 2018, the Company owned 1,160,591 shares of common stock of Franklin Street Properties Corp. (NYSE Ticker: FSP). As of March 31, 2019 and December 31, 2018, the total book value of the Company’s real estate equity securities was $8.3 million and $7.2 million, respectively. During the three months ended March 31, 2019, the Company recognized $0.1 million of dividend income from real estate equity securities.

6.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the three months ended March 31, 2018, the Company recognized $15,000 of income with respect to this investment.
During the three months ended March 31, 2019, STAM completed the liquidation of the portfolio and the Company recognized $2.8 million of income with respect to this investment. As of March 31, 2019, the Company’s investment in unconsolidated entity was $5.6 million. On May 9, 2019, the Company received a distribution in the amount of €4.5 million or $5.1 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

7.	NOTES PAYABLE
As of March 31, 2019 and December 31, 2018, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of March 31, 2019	Book Value as of December 31, 2018	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan	$37,100	$37,280	One-month LIBOR + 3.00%	5.49%	Principal & Interest	12/30/2019
Q&C Hotel Mortgage Loan	23,331	23,551	One-month LIBOR + 3.25%	5.74%	Principal & Interest	12/17/2019
2200 Paseo Verde Mortgage Loan (2)	8,564	7,947	One-month LIBOR + 2.25%	4.74%	Interest Only (2)	07/01/2020
Lincoln Court Mortgage Loan	34,520	33,500	One-month LIBOR + 1.75%	4.24%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan	72,100	72,100	One-month LIBOR + 2.66%	5.15%	Interest Only	12/01/2019
210 West 31st Street Mortgage Loan	34,041	38,041	One-month LIBOR + 5.50%	7.99%	Interest Only	12/01/2019
Oakland City Center Mortgage Loan (3)	95,615	94,500	One-month LIBOR + 1.75%	4.24%	Interest Only (3)	09/01/2022
Madison Square Mortgage Loan (4)	22,290	21,895	One-month LIBOR + 4.05% (5)	6.53%	Interest Only	10/09/2020
Total notes payable principal outstanding	327,561	328,814
Deferred financing costs, net	(1,887)	(2,271)
Total notes payable, net	$325,674	$326,543
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2019. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2019 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at March 31, 2019, where applicable.
(2) As of March 31, 2019, $8.6 million had been disbursed to the Company and up to $0.9 million is available for future disbursements to be used for tenant improvement costs, capital improvements costs and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning August 1, 2019, monthly payments include principal amortization payments of $10,000 per month.
(3) As of March 31, 2019, $95.6 million had been disbursed to the Company and up to $7.8 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning October 1, 2020, monthly payments will include principal and interest with principal payments of $110,000 or, in the event the Company repays any principal of the loan amount, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%, subject to certain terms and conditions contained in the loan documents.
(4) As of March 31, 2019, $22.3 million had been disbursed to the Company and up to $11.8 million is available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents. The Madison Square Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%. The property securing this mortgage loan was formerly known as Grace Court and was re-named Madison Square in connection with the Company’s re-branding strategy of the property.
During the three months ended March 31, 2019 and 2018, the Company incurred $5.0 million and $2.9 million, respectively, of interest expense. Included in interest expense was: (i) the amortization of deferred financing costs of $0.4 million for each of the three months ended March 31, 2019 and 2018, (ii) the capitalization of interest to building and improvements related to its redevelopment project at 210 West 31st Street of $1.4 million for the three months ended March 31, 2018, (iii) an unrealized loss of $6,000 and an unrealized gain of $30,000 on interest rate cap agreements for the three months ended March 31, 2019 and 2018, respectively, and (iv) $0.1 million of interest on finance leases for each of the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, the Company’s interest payable was $1.4 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2019 (in thousands):

April 1, 2019 through December 31, 2019	$166,622
2020	65,654
2021	1,320
2022	93,965
$327,561
The Company’s notes payable contain financial and non-financial debt covenants. As of March 31, 2019, the Company was in compliance with all debt covenants, except that the borrower under the Madison Square Mortgage Loan was out of debt service coverage compliance. Such non-compliance does not constitute an event of default under the loan agreement. As a result of such non-compliance, the Company is required to maintain an interest shortfall reserve.
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
As of March 31, 2019, the Company had four interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of March 31, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	March 31, 2019	December 31, 2018	Balance Sheet Location
Interest Rate Cap	12/01/2016	12/01/2019	$47,110	One-month LIBOR at 3.00%	$—	$4	Prepaid expenses and other assets
Interest Rate Cap	10/03/2017	10/15/2019	$34,125	One-month LIBOR at 3.00%	—	2	Prepaid expenses and other assets
Interest Rate Cap	12/30/2018	06/30/2019	$26,000	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Interest Rate Cap	01/03/2019	06/01/2019	$23,551	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$—	$6

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

During the three months ended March 31, 2019, the Company recorded an unrealized loss of $6,000 on interest rate cap agreements, which was included in interest expense on the accompanying consolidated statements of operations. During the three months ended March 31, 2018, the Company recorded an unrealized gain of $30,000 on interest rate cap agreements, which was included as an offset to interest expense on the accompanying consolidated statements of operations.
The Company enters into foreign currency forward contracts to mitigate its exposure to foreign currency exchange rate movements on its investment in unconsolidated entity. The foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future.
The following table summarizes the notional amount and other information related to the Company’s foreign currency forward contract as of March 31, 2019. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

Derivative Instrument	Notional Amount	Strike Price	Trade Date	Maturity Date
Derivative instrument not designated as hedging instrument
Foreign currency forward contract	$2,100	1.2704 USD-EUR	09/05/2017	09/07/2021 (1)
_____________________
(1) On May 9, 2019, the Company terminated its foreign currency forward contract.
During the three months ended March 31, 2019, the Company recorded a foreign currency gain of $0.1 million on the foreign currency forward contract, which is included as an offset to general and administrative expenses on the accompanying consolidated statements of operations. During the three months ended March 31, 2018, the Company recorded a foreign currency loss of $0.1 million on the foreign currency forward contract, which is included in general and administrative expenses on the accompanying consolidated statements of operations. The fair value of the foreign currency forward contract was $0.1 million asset as of March 31, 2019 and December 31, 2018, which is included in prepaid expenses and other assets on the accompanying balance sheets.

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
March 31, 2019
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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of March 31, 2019 and December 31, 2018, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liability:
Notes payable	$327,561	$325,674	$328,684	$328,814	$326,543	$329,588
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

As of March 31, 2019, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$8,344	$8,344	$—	$—
Asset derivatives - interest rate caps	$—	$—	$—	$—
Asset derivative - foreign currency forward contract	$145	$—	$145	$—

10.	RELATED PARTY TRANSACTIONS
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
During the three months ended March 31, 2019 and 2018, no other business transactions occurred between the Company and these other KBS-sponsored programs.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2019 and 2018, respectively, and any related amounts payable as of March 31, 2019 and December 31, 2018 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31, 2019	December 31, 2018
	2019	2018
Expensed
Asset management fees	$1,049	$935	$28	$22
Reimbursable operating expenses (1)	102	92	77	35
Capitalized
Acquisition fees	—	107	164	178
Additional Paid-in Capital
Sales commissions	—	201	—	—
Dealer manager fees	—	109	—	—
Stockholder servicing fees (2)	—	13	—	—
Reimbursable other offering costs (3)	—	61	—	—
	$1,151	$1,518	$269	$235
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2019 and 2018. The Advisor may seek reimbursement for certain other employee costs under the Advisory Agreement. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
March 31, 2019
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
Through March 31, 2019, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $11.4 million. As of March 31, 2019, the Company had recorded $14.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of March 31, 2019, the Company had recorded $2.3 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of March 31, 2019 based on the 1.0% limitation described above.
In addition, as of March 31, 2019, the Advisor had incurred $0.1 million in organization and offering costs on behalf of the Company in connection with a proposed follow-on offering the Company filed with the SEC on August 10, 2017. On December 18, 2018, the Company withdrew the proposed follow-on offering.

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
March 31, 2019
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
During each of the three months ended March 31, 2019 and 2018, the Company incurred $0.1 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During each of the three months ended March 31, 2019 and 2018, the Company incurred $0.1 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three months ended March 31, 2019 and 2018, the Company incurred $0.2 million and $0.3 million, respectively, of fees related to the Marriott franchise agreement.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Lease Obligations
As of March 31, 2019, the Company had leasehold interests expiring on various expiration dates between April 1, 2019 and 2114. Future minimum lease payments owed by the Company under the finance leases as of March 31, 2019 are as follows (in thousands):

April 1, 2019 through December 31, 2019	$605
2020	680
2021	735
2022	935
2023	525
Thereafter	53,316
Total expected minimum lease liabilities	56,796
Less: Amount representing interest (1)	(48,439)
Present value of net minimum lease payments (2)	$8,357
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2019. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
March 31, 2019
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On April 1, 2019, the Company paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of its common stock as of March 18, 2019. On May 1, 2019, the Company paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of its common stock as of April 18, 2019.
Distributions Declared
On May 13, 2019, the Company’s board of directors declared monthly distributions in the amount of $0.00799167 per share on the outstanding shares of all classes of its common stock as of May 17, 2019 and June 18, 2019, which the Company expects to pay in June 2019 and July 2019, respectively. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

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

All forward-looking statements should be read in light of the risks identified herein in Part II, Item 1A “Risk Factors” and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”).
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
We have used substantially all of the net proceeds from our offerings to invest in and manage a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of March 31, 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of March 31, 2019, we had entered into a consolidated joint venture to develop one retail property.
We sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $228.6 million in our initial public primary offering. As of March 31, 2019, we had sold 651,687 and 269,116 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $8.5 million. Also as of March 31, 2019, we had redeemed 670,077 and 99,903 shares of Class A and Class T common stock, respectively, for $6.9 million.
We sold 3,619,851 shares of Class A common stock for gross offering proceeds of $32.2 million in our private offering. In addition, we raised $4.2 million in separate private transactions exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.
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

Market Outlook - Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
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
As of March 31, 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of March 31, 2019, we had entered into a consolidated joint venture to develop one retail property.
Our office and apartment properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2019, we owned four office properties that were 69% occupied and one apartment property that was 91% occupied.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties as of March 31, 2019 and 2018:

Property	Number of Rooms	Percentage Occupied for the Three Months Ended March 31,		Average Daily Rate for the Three Months Ended March 31,		Average Revenue per Available Room for the Three Months Ended March 31,
		2019	2018	2019	2018	2019	2018
Springmaid Beach Resort	452	42.3%	35.7%	$108.32	$110.53	$45.84	$39.46
Q&C Hotel	196	83.0%	81.6%	$177.45	$173.97	$147.20	$141.99
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of March 31, 2019, we had an investment in real estate equity securities outstanding with a total book value of $8.3 million.
As of March 31, 2019, we had mortgage debt obligations in the aggregate principal amount of $327.6 million, with a weighted-average remaining term of 1.6 years. As of March 31, 2019, an aggregate amount of $20.5 million was available under our mortgage loans for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and expenses and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2019 did not exceed the charter imposed limitation.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of March 31, 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of March 31, 2019, we had entered into a consolidated joint venture to develop one retail property. During the three months ended March 31, 2019, net cash used in operating activities was $3.1 million. We expect that our cash flows from operating activities will generally increase in future periods as a result of leasing additional space that is currently unoccupied.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.5 million for the three months ended March 31, 2019 and primarily consisted of the following:

•	$3.3 million of improvements to real estate; and

•	$0.2 million of payments for a construction project.
Cash Flows from Financing Activities
Net cash used in financing activities was $4.2 million for the three months ended March 31, 2019 and primarily consisted of the following:

•	$1.3 million of net cash used in debt and other financings as a result of principal payments on notes payable of $4.4 million, partially offset by proceeds from notes payable of $3.1 million;

•	$2.5 million of cash used for redemptions of common stock;

•	$0.6 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.9 million; and

•	$0.1 million of noncontrolling interest contributions.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. We expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2019, our borrowings and other liabilities were approximately 60% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$327,561	$166,622	$66,974	$93,965	$—
Interest payments on outstanding debt obligations (2)	26,344	13,691	10,015	2,638	—
Finance lease liabilities	56,796	605	1,415	1,460	53,316
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2019. We incurred interest expense of $4.6 million, excluding amortization of deferred financing costs of $0.4 million for the three months ended March 31, 2019.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of March 31, 2018 and 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of March 31, 2018 and 2019, we had entered into a consolidated joint venture to develop one retail property. We funded the acquisitions of these investments with proceeds from our terminated offerings and debt financing. Our results of operations for the three months ended March 31, 2019 are not indicative of those in future periods as we expect that our revenue and expenses related to our portfolio will increase in future periods as the occupancies at our properties stabilize as discussed below. Our investment objectives include acquiring properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.  As of March 31, 2019, the occupancy in our properties has not been stabilized. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and improving our properties but decrease due to disposition activity.
Comparison of the three months ended March 31, 2019 versus the three months ended March 31, 2018
The following table provides summary information about our results of operations for the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Repayments (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2019	2018
Office revenues	$7,117	$7,599	$(482)	(6)%	$—	$(482)
Hotel revenues	5,980	5,510	470	9%	—	470
Apartment revenues	1,995	1,716	279	16%	—	279
Dividend income from real estate equity securities	104	—	104	n/a	104	—
Interest income from real estate loan receivable	—	10	(10)	(100)%	(10)	—
Office expenses	3,397	2,671	726	27%	—	726
Hotel expenses	5,175	4,790	385	8%	—	385
Apartment expenses	897	917	(20)	(2)%	—	(20)
Asset management fees to affiliate	1,049	935	114	12%	36	78
General and administrative expenses	707	639	68	11%	n/a	n/a
Depreciation and amortization	5,074	5,103	(29)	(1)%	—	(29)
Interest expense	4,961	2,897	2,064	71%	—	2,064
Other interest income	64	60	4	7%	n/a	n/a
Equity in income of unconsolidated entity	2,800	15	2,785	18,567%	—	2,785
Gain (loss) on real estate equity securities	1,114	(86)	1,200	n/a	1,200	—
Income tax benefit	—	9	(9)	(100)%	—	(9)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 related to real estate and real estate-related investments acquired or repaid on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Office revenues decreased from $7.6 million for the three months ended March 31, 2018 to $7.1 million for the three months ended March 31, 2019, primarily due to decreased rental income collected as a result of decreased occupancy. The occupancy of our office properties, collectively, held throughout both periods decreased from 73% as of March 31, 2018 to 69% as of March 31, 2019. We expect office revenues to vary in future periods based on occupancy and rental rates of our office properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Hotel revenues increased from $5.5 million for the three months ended March 31, 2018 to $6.0 million for the three months ended March 31, 2019, primarily due to increased hotel room revenues collected as a result of increased occupancy. Springmaid Beach Resort occupancy increased from 35.7% for the three months ended March 31, 2018 to 42.3% for the three months ended March 31, 2019. Q&C Hotel occupancy increased from 81.6% for the three months ended March 31, 2018 to 83.0% for the three months ended March 31, 2019. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Apartment revenues increased from $1.7 million for the three months ended March 31, 2018 to $2.0 million for the three months ended March 31, 2019, primarily due to increased rental income collected as a result of increased rental rates and occupancy. The occupancy of our apartment property increased from 90% as of March 31, 2018 to 91% as of March 31, 2019. We expect apartment revenues to vary in future periods depending on occupancy and rental rates.
Dividend income from real estate equity securities was $0.1 million for the three months ended March 31, 2019. We expect dividend income from real estate equity securities to vary in future periods as a result of declaration of dividends and to the extent we buy or sell any securities.
Interest income from our real estate loan receivable, recognized using the interest method, was $10,000 for the three months ended March 31, 2018. The real estate loan receivable was repaid in full on January 12, 2018.
Office expenses increased from $2.7 million for the three months ended March 31, 2018 to $3.4 million for the three months ended March 31, 2019, primarily as a result of (i) approximately $0.4 million of 210 West 31st Street expenses incurred during the three months ended March 31, 2019, which were previously capitalized to building and improvements prior to the development being placed on hold on October 1, 2018 and (ii) a $0.2 million increase in Oakland City Center owner’s association fees. Hotel expenses increased from $4.8 million for the three months ended March 31, 2018 to $5.2 million for the three months ended March 31, 2019, primarily due to an increase in occupancy rates. We expect total expenses to vary in future periods based on occupancy rates.
Asset management fees to affiliate increased from $0.9 million for the three months ended March 31, 2018 to $1.0 million for the three months ended March 31, 2019, primarily as a result of improvements made at our properties and the acquisition of real estate equity securities in 2018. We expect asset management fees to increase in future periods as a result of any additional improvements we make to our properties. Approximately $28,000 of asset management fees incurred were payable as of March 31, 2019.
General and administrative expenses increased from $0.6 million for the three months ended March 31, 2018 to $0.7 million for the three months ended March 31, 2019. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses remained consistent at approximately $5.1 million for each of the three months ended March 31, 2018 and 2019. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of improvements to real estate.
Interest expense increased from $2.9 million for the three months ended March 31, 2018 to $5.0 million for the three months ended March 31, 2019, primarily as a result of approximately $1.5 million of 210 West 31st Street interest expense incurred during the three months ended March 31, 2019, which was previously capitalized to building and improvements prior to the development being placed on hold on October 1, 2018. For the three months ended March 31, 2018, approximately $1.4 million of 210 West 31st Street interest was capitalized to building and improvements and therefore was excluded from interest expense. Additionally, interest expense increased as a result of increased one-month LIBOR rates during the three months ended March 31, 2019. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing. The increase in interest expense due to increases in LIBOR rates would be minimized somewhat to the extent rates are above the strike rates on our interest rate cap instruments.
During the three months ended March 31, 2019, we recognized $2.8 million of equity income from unconsolidated entity as a result of the liquidation of the underlying portfolio related to our STAM investment.
Loss on real estate equity securities was $0.1 million during the three months ended March 31, 2018. Gain on real estate equity securities was $1.1 million during the three months ended March 31, 2019. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in the share price of our investment in real estate equity securities.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2019 and 2018 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2019	2018
Net loss attributable to common stockholders	$(1,535)	$(2,867)
Depreciation of real estate assets	3,527	3,187
Amortization of lease-related costs	1,547	1,916
(Gain) loss on real estate equity securities	(1,114)	86
Adjustments for noncontrolling interests (1)	(243)	(224)
Adjustments for investment in unconsolidated entity (2)	(2,800)	—
FFO attributable to common stockholders	(618)	2,098
Straight-line rent and amortization of above- and below-market leases	(794)	(1,585)
Unrealized losses on derivative instruments	(71)	53
Adjustments for noncontrolling interests (1)	(6)	1
MFFO attributable to common stockholders	(1,489)	567
Other capitalized operating expenses (3)	—	(426)
Adjusted MFFO attributable to common stockholders	$(1,489)	$141
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
Through March 31, 2019, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on our behalf in connection with our initial public offering of approximately $11.4 million. As of March 31, 2019, we had recorded $14.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of March 31, 2019, we had recorded $2.3 million of other organization and offering expenses, which amounts represent our maximum liability for organization and other offering costs as of March 31, 2019 based on the 1.0% limitation described above.
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
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow used in operations were as follows for the first quarter of 2019 (in thousands, except per share amounts):

	Distributions Declared	Distributions Declared Per Class A Share	Distributions Declared Per Class T Share	Distributions Paid			Cash Flows Used in Operations
Period				Cash	Reinvested	Total
First Quarter 2019	$1,206	$0.040	$0.040	$550	$899	$1,449	$(3,111)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On December 6, 2018, our board of directors declared a monthly cash distribution in the amount of $0.01598333 per share on the outstanding shares of all classes of our common stock as of January 18, 2019, which we paid on February 4, 2019. On January 24, 2019, our board of directors declared a monthly cash distribution in the amount of $0.01598333 per share on the outstanding shares of all classes of our common stock as of February 18, 2019, which we paid on March 1, 2019. On March 7, 2019, our board of directors declared a monthly cash distributions in the amount of $0.00799167 per share on the outstanding shares of our classes of our common stock as of March 18, 2019, which we paid on April 1, 2019. For these monthly cash distributions, investors could choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
For the three months ended March 31, 2019, we paid aggregate distributions of $1.4 million including $0.5 million distributions paid in cash and $0.9 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the three months ended March 31, 2019 was $1.5 million and cash flow used in operations was $3.1 million. We funded our total distributions paid for the three months ended March 31, 2019, which includes net cash distributions and distributions reinvested by stockholders, with prior period cash flow from operating activities of $1.4 million. For purposes of determining the source of distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Going forward, we expect our board of directors to continue to authorize and declare monthly cash distributions. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
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
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. There have been no significant changes to our policies during 2019, except for our adoption of the lease accounting standards issued by the Financial Accounting Standards Board effective on January 1, 2019.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue Recognition - Operating Leases
Office and Apartment Revenues
On January 1, 2019, we adopted the lease accounting standards under Topic 842 including the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, we (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. We did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, we adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We adopted this transition method upon our adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. Our comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of Topic 840.
In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on our statement of operations beginning January 1, 2019. In addition, we adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. We believe the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on our statement of operations beginning January 1, 2019.
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the lessee or lessor supervises the construction and bears the risk of cost overruns;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
We lease apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. We recognize rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and tenant reimbursements and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to our collectibility assessment are reflected as an adjustment to rental income included in office revenues and apartment revenues in our consolidated statement of operations. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in office expenses and apartment expenses in our consolidated statement of operations.  Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in office expenses and apartment expenses in our consolidated statement of operations.
Beginning January 1, 2019, we, as a lessor, record costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease as an expense and classify such costs as operating, maintenance, and management expense, which is included in office expenses in our consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On April 1, 2019, we paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of our common stock as of March 18, 2019. On May 1, 2019, we paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of our common stock as of April 18, 2019.
Distributions Declared
On May 13, 2019, our board of directors declared monthly distributions in the amount of $0.00799167 per share on the outstanding shares of all classes of our common stock as of May 17, 2019 and June 18, 2019, which we expect to pay in June 2019 and July 2019, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

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
Movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $327.6 million of variable rate debt outstanding. As of March 31, 2019, we have also entered into four interest rate cap agreements with an aggregate notional value of $130.8 million, which effectively cap one-month LIBOR at 3.00%. The weighted-average remaining term of the interest rate caps is 0.5 years. Based on interest rates as of March 31, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2020, interest expense on our variable rate debt would increase or decrease, respectively, by $2.6 million and $3.3 million, respectively.
The weighted-average interest rate of our variable rate debt as of March 31, 2019 was 5.2%.  The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2019 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of March 31, 2019 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of March 31, 2019, we owned real estate equity securities with a book value of $8.3 million. Based solely on the prices of real estate equity securities as of March 31, 2019, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $0.8 million.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook” herein, and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

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
The following risk factor supplements the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
In January 2019 we exhausted funds available for redemptions under our share redemption program, other than those submitted in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” for which we had $0.5 million available as of March 31, 2019. Therefore, except in limited circumstances, our stockholders will be unable to sell their shares under our share redemption program.
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year provided that $500,000 of this amount is reserved for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” As of the January 2019 redemption date, we had exhausted the amount available for ordinary redemptions, and as of March 31, 2019, we had $2.7 million outstanding and unfulfilled redemption requests representing 284,589 shares. We have $0.5 million available to fund special redemptions during the remainder of 2019. We can provide no assurances as to whether our board of directors will make additional funds available for our share redemption program.
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
For the three months ended March 31, 2019, we paid aggregate distributions of $1.4 million including $0.5 million distributions paid in cash and $0.9 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the three months ended March 31, 2019 was $1.5 million and cash flow used in operations was $3.1 million. We funded our total distributions paid for the three months ended March 31, 2019, which includes net cash distributions and distributions reinvested by stockholders, with prior period cash flow from operating activities of $1.4 million. For purposes of determining the source of distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program there are several limitations on our ability to redeem shares:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held the shares for one year.

•
During each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year provided that the last $0.5 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” with any excess funds being available to redeem shares not requested in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” during the December redemption date in the current year. We may, however, increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders.

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
On December 6, 2018, our board of directors approved an estimated NAV per share of our common stock of $9.65 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2018. We expect to update our estimated NAV per share annually.

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
During the three months ended March 31, 2019, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	260,225	$9.50	(2)
February 2019	—	$—	(2)
March 2019	—	$—	(2)
Total	260,225
_____________________
(1) Pursuant to the program, as amended, we redeem shares at the purchase prices described above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2019, we redeemed $2.5 million of common stock. In January 2019, we exhausted all funds available for redemption of shares in 2019 in connection with redemption requests not made upon a stockholder’s death, “qualifying disability”, or determination of incompetence. As of March 31, 2019, we had $2.7 million outstanding and unfulfilled redemption requests representing 284,589 shares due to the limitations described above. As of March 31, 2019, we have $0.5 million available for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence” during the remainder of 2019.  Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2019, we have $0.9 million available for redemptions during 2020, subject to the limitations described above.
In addition to the redemptions under the share redemption program described above, during the three months ended March 31, 2019, we repurchased 2,277 shares of our common stock at $8.93 per share for an aggregate price of approximately $20,000.

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

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	May 14, 2019	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 14, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)