Form 10-Q
period 2019-06-30
KBS Strategic Opportunity REIT II, Inc.
filed 2019-08-09
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of August 5, 2019, there were 17,941,759 and 12,252,546 outstanding shares of Class A and Class T common stock, respectively, of KBS Strategic Opportunity REIT II, Inc.

KBS STRATEGIC OPPORTUNITY REIT II, INC.
FORM 10-Q
June 30, 2019

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate, net	$509,207	$511,606
Real estate equity securities	8,565	7,230
Total real estate and real estate-related investments, net	517,772	518,836
Cash and cash equivalents	14,994	21,063
Restricted cash	5,514	5,795
Investment in unconsolidated entity	539	2,868
Rents and other receivables	6,062	5,612
Above-market leases, net	56	65
Prepaid expenses and other assets	8,609	8,239
Total assets	$553,546	$562,478
Liabilities and equity
Notes payable, net	$326,427	$326,543
Accounts payable and accrued liabilities	7,768	7,226
Due to affiliates	246	235
Distributions payable	241	484
Below-market leases, net	5,966	7,348
Other liabilities	13,618	13,176
Redeemable common stock payable	1,662	3,028
Total liabilities	355,928	358,040
Commitments and contingencies (Note 11)
Redeemable common stock	—	—
Equity
KBS Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 17,925,774 and 18,103,437 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	179	181
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 12,238,090 and 12,208,242 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	123	122
Additional paid-in capital	266,320	266,339
Cumulative distributions and net losses	(79,511)	(73,461)
Accumulated other comprehensive income	—	89
Total KBS Strategic Opportunity REIT II, Inc. stockholders’ equity	187,111	193,270
Noncontrolling interests	10,507	11,168
Total equity	197,618	204,438
Total liabilities and equity	$553,546	$562,478
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Office revenues	$7,194	$7,361	$14,311	$14,960
Hotel revenues	10,067	10,263	16,047	15,773
Apartment revenues	1,970	1,803	3,965	3,519
Dividend income from real estate equity securities	105	36	209	36
Interest income from real estate loan receivable	—	—	—	10
Total revenues	19,336	19,463	34,532	34,298
Expenses:
Office expenses	3,427	3,039	6,824	5,710
Hotel expenses	6,136	6,265	11,311	11,055
Apartment expenses	883	965	1,780	1,882
Asset management fees to affiliate	1,062	986	2,111	1,920
General and administrative expenses	768	604	1,475	1,244
Depreciation and amortization	5,107	5,069	10,181	10,172
Interest expense	5,027	3,407	9,988	6,304
Total expenses	22,410	20,335	43,670	38,287
Other income:
Other interest income	48	91	112	152
Equity in income of unconsolidated entity	—	116	2,800	131
Gain on real estate equity securities	221	400	1,335	314
Total other income	269	607	4,247	597
Net loss before income taxes	(2,805)	(265)	(4,891)	(3,392)
Income tax benefit	—	—	—	9
Net loss	(2,805)	(265)	(4,891)	(3,383)
Net loss (income) attributable to noncontrolling interests	220	(39)	771	213
Net loss attributable to common stockholders	$(2,585)	$(304)	$(4,120)	$(3,170)

Class A Common Stock:
Net loss attributable to common stockholders	$(1,537)	$(22)	$(2,451)	$(1,592)
Net loss per common share, basic and diluted	$(0.09)	$—	$(0.14)	$(0.09)
Weighted-average number of common shares outstanding, basic and diluted	17,930,156	17,685,679	17,955,331	17,519,224

Class T Common Stock:
Net loss attributable to common stockholders	$(1,048)	$(282)	$(1,669)	$(1,578)
Net loss per common share, basic and diluted	$(0.09)	$(0.02)	$(0.14)	$(0.14)
Weighted-average number of common shares outstanding, basic and diluted	12,230,499	11,745,304	12,221,952	11,595,306
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,805)	$(265)	$(4,891)	$(3,383)
Other comprehensive loss:
Foreign currency translation gain (loss)	27	(135)	(25)	(68)
Reclassification adjustment for amounts recognized in net loss	(64)	—	(64)	—
Total other comprehensive loss	(37)	(135)	(89)	(68)
Total comprehensive loss	(2,842)	(400)	(4,980)	(3,451)
Total comprehensive loss (income) attributable to noncontrolling interests	220	(39)	771	213
Total comprehensive loss attributable to common stockholders	$(2,622)	$(439)	$(4,209)	$(3,238)
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2019 and 2018
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2019	17,926,128	$179	12,216,244	$122	$266,320	$(76,202)	$37	$190,456	$10,727	$201,183
Net loss	—	—	—	—	—	(2,585)	—	(2,585)	(220)	(2,805)
Other comprehensive loss	—	—	—	—	—	—	(37)	(37)	—	(37)
Issuance of common stock	24,324	1	21,846	1	446	—	—	448	—	448
Redemptions of common stock	(24,678)	(1)	—	—	(238)	—	—	(239)	—	(239)
Transfers to redeemable common stock	—	—	—	—	(208)	—	—	(208)	—	(208)
Distributions declared	—	—	—	—	—	(724)	—	(724)	—	(724)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	100	100
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(100)	(100)
Balance, June 30, 2019	17,925,774	$179	12,238,090	$123	$266,320	$(79,511)	$—	$187,111	$10,507	$197,618

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2018	17,207,118	$172	11,408,402	$114	$251,525	$(44,880)	$269	$207,200	$13,548	$220,748
Net (loss) income	—	—	—	—	—	(304)	—	(304)	39	(265)
Other comprehensive loss	—	—	—	—	—	—	(135)	(135)	—	(135)
Issuance of common stock	448,919	4	330,993	4	7,481	—	—	7,489	—	7,489
Stock dividends issued	86,793	1	57,643	—	1,306	(1,307)	—	—	—	—
Redemptions of common stock	(122,957)	(1)	(26,151)	—	(1,300)	—	—	(1,301)	—	(1,301)
Transfers from redeemable common stock	—	—	—	—	609	—	—	609	—	609
Distributions declared	—	—	—	—	—	(1,123)	—	(1,123)	—	(1,123)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(362)	—	—	(362)	—	(362)
Other offering costs	—	—	—	—	(68)	—	—	(68)	—	(68)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	115	115
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(350)	(350)
Balance, June 30, 2018	17,619,873	$176	11,770,887	$118	$259,191	$(47,614)	$134	$212,005	$13,352	$225,357

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2019 and 2018
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	18,103,437	$181	12,208,242	$122	$266,339	$(73,461)	$89	$193,270	$11,168	$204,438
Net loss	—	—	—	—	—	(4,120)	—	(4,120)	(771)	(4,891)
Other comprehensive loss	—	—	—	—	—	—	(89)	(89)	—	(89)
Issuance of common stock	73,549	1	65,825	1	1,345	—	—	1,347	—	1,347
Redemptions of common stock	(251,212)	(3)	(35,977)	—	(2,730)	—	—	(2,733)	—	(2,733)
Transfers from redeemable common stock	—	—	—	—	1,366	—	—	1,366	—	1,366
Distributions declared	—	—	—	—	—	(1,930)	—	(1,930)	—	(1,930)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	210	210
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(100)	(100)
Balance, June 30, 2019	17,925,774	$179	12,238,090	$123	$266,320	$(79,511)	$—	$187,111	$10,507	$197,618

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	16,888,940	$169	11,031,895	$110	$245,077	$(39,657)	$202	$205,901	$13,397	$219,298
Net loss	—	—	—	—	—	(3,170)	—	(3,170)	(213)	(3,383)
Other comprehensive loss	—	—	—	—	—	—	(68)	(68)	—	(68)
Issuance of common stock	762,335	7	665,366	7	13,705	—	—	13,719	—	13,719
Stock dividends issued	171,682	2	113,539	1	2,578	(2,581)	—	—	—	—
Redemptions of common stock	(203,084)	(2)	(39,913)	—	(2,120)	—	—	(2,122)	—	(2,122)
Transfers from redeemable common stock	—	—	—	—	765	—	—	765	—	765
Distributions declared	—	—	—	—	—	(2,206)	—	(2,206)	—	(2,206)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(685)	—	—	(685)	—	(685)
Other offering costs	—	—	—	—	(129)	—	—	(129)	—	(129)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	518	518
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(350)	(350)
Balance, June 30, 2018	17,619,873	$176	11,770,887	$118	$259,191	$(47,614)	$134	$212,005	$13,352	$225,357
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(4,891)	$(3,383)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Equity in income of unconsolidated entity	(2,800)	(131)
Distribution of earnings from unconsolidated joint venture	—	29
Depreciation and amortization	10,181	10,172
Gain on real estate equity securities	(1,335)	(314)
Deferred rents	(233)	(1,042)
Bad debt expense	—	179
Amortization of above- and below-market leases, net	(1,373)	(1,823)
Amortization of deferred financing costs	807	530
Foreign currency translation gain	(64)	—
Unrealized gain on derivative instruments	(71)	(61)
Changes in operating assets and liabilities:
Rents and other receivables	(217)	(2,259)
Prepaid expenses and other assets	(647)	(1,370)
Accounts payable and accrued liabilities	(222)	412
Due to affiliates	15	6
Other liabilities	638	1,621
Net cash (used in) provided by operating activities	(212)	2,566
Cash Flows from Investing Activities:
Improvements to real estate	(6,155)	(4,768)
Investment in real estate securities	(4)	(6,986)
Payments for construction costs	(423)	(3,244)
Payoff of real estate loan receivable	—	3,500
Distribution of capital from unconsolidated joint venture	5,104	—
Purchase of interest rate cap agreement	—	(8)
Proceeds from termination of derivative instruments	145	—
Proceeds from insurance claims	—	237
Net cash used in investing activities	(1,333)	(11,269)
Cash Flows from Financing Activities:
Proceeds from notes payable	3,779	1,753
Principal payments on notes payable	(4,690)	(2,166)
Payments of deferred financing costs	(249)	(100)
Principal payments on capital lease obligations	(196)	(175)
Proceeds from issuance of common stock	—	12,509
Payments to redeem common stock	(2,733)	(2,122)
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	—	(1,185)
Distributions paid	(826)	(842)
Noncontrolling interest contributions	210	518
Distributions to noncontrolling interest	(100)	(350)
Net cash (used in) provided by financing activities	(4,805)	7,840
Net decrease in cash, cash equivalents and restricted cash	(6,350)	(863)
Cash, cash equivalents and restricted cash, beginning of period	26,858	35,053
Cash, cash equivalents and restricted cash, end of period	$20,508	$34,190
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $0 and $2,607 for the six months ended June 30, 2019 and 2018, respectively	$9,029	$5,160
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$1,347	$1,356
Stock dividends issued	$—	$2,581
Foreign currency translation loss on investment in unconsolidated entity	$(25)	$(68)
Redemption payable	$1,662	$—
Accrued improvements to real estate	$2,272	$1,022
Other offering costs due to affiliates	$—	$1,171
Stockholder servicing fees due to affiliate	$—	$180
Acquisition fees due to affiliates	$—	$114
Distributions payable	$241	$374
Construction cost payable	$14	$307
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
The Company has invested in and manages a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of June 30, 2019, the Company had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of June 30, 2019, the Company had entered into a consolidated joint venture to develop one retail property.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

The Company sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $228.6 million. As of June 30, 2019, the Company had sold 676,012 and 290,962 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $9.0 million. Also as of June 30, 2019, the Company had redeemed 694,756 and 99,903 shares of Class A and Class T common stock, respectively, for $7.1 million.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income. For the three months ended June 30, 2018, the Company reclassified $0.6 million and $6,000 of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to office revenues and apartment revenues, respectively, for comparability purposes.  For the six months ended June 30, 2018, the Company reclassified $1.2 million and $12,000 of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to office revenues and apartment revenues, respectively, for comparability purposes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

In addition, upon adoption of the lease accounting standards of Topic 842, the Company’s two ground leases which were classified as capital leases under ASC 840 were reclassified as finance leases under ASC 842. The existing capital lease assets were reclassified as right-of-use assets and the existing obligation as lease liabilities as of January 1, 2019. The reclassification of these ground leases did not have a material impact to the Company’s financial statements as the accounting and presentation of the related assets and liabilities on the Company’s balance sheet as of June 30, 2019 was consistent with the previous periods. The Company’s two ground leases had an aggregate right-of-use asset of $8.6 million and an aggregate lease liability of $8.2 million as of June 30, 2019, which are included in total real estate, net and other liabilities, respectively, on the Company’s consolidated balance sheet.
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
June 30, 2019
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
June 30, 2019
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2019 and 2018. For the purpose of determining the weighted-average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
From March 2015 through November 2018, the Company’s board of directors declared and issued stock dividends on shares of the Company’s common stock. During the three and six months ended June 30, 2018, the Company’s board of directors declared 0.005001 and 0.010002 shares per share outstanding, respectively, and, accordingly, issued 144,436 and 285,221 shares, respectively. The amount declared per share outstanding included monthly dividends and assumed each share was issued and outstanding for the entire period presented. Stock dividends were issued in the same class of shares as the shares for which such stockholder received the stock dividend. Stock dividends are non-taxable to stockholders at the time of issuance. During the Company’s offering stage and through November 2018, the Company’s board of directors declared stock dividends on a set monthly basis based on monthly record dates. The Company currently does not expect its board of directors to declare additional monthly stock dividends.
Cash distributions declared per share of Class A and Class T common stock were $0.02397501 and $0.06393334 for the three and six months ended June 30, 2019, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2019 through June 2019.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Cash distributions declared per share of Class A common stock were $0.04781868 and $0.09511188 for the three and six months ended June 30, 2018, respectively. Cash distributions declared per share of Class T common stock were $0.02485265 and $0.04929874 for the three and six months ended June 30, 2018, respectively. Until the Company ceased offering shares of common stock in the Public Offering on July 31, 2018, the declared rate of cash distributions for Class T Shares was different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of Class A common stock assumes each share was issued and outstanding each day that was a record date during the three and six months ending June 30, 2018. Distributions declared per share of Class T common stock assumes each share was issued and outstanding each day that was a record date during the three and six months ending June 30, 2018. Each day during the period from January 1, 2018 through June 30, 2018 was a record date for distributions. Distributions for January 1, 2018 through June 30, 2018 were calculated based on stockholders of record each day during the period at a rate of $0.00052548 per share per day, all of which were reduced by the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
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
The Company’s calculated earnings per share for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(2,585)	$(304)	$(4,120)	$(3,170)
Less: Class A Common Stock cash distributions declared	430	836	1,148	1,642
Less: Class T Common Stock cash distributions declared	294	288	782	564
Undistributed net loss attributable to common stockholders	$(3,309)	$(1,428)	$(6,050)	$(5,376)
Class A Common Stock:
Undistributed net loss attributable to common stockholders	$(1,967)	$(858)	$(3,599)	$(3,234)
Class A Common Stock cash distributions declared	430	836	1,148	1,642
Net loss attributable to Class A common stockholders	$(1,537)	$(22)	$(2,451)	$(1,592)
Net loss per common share, basic and diluted	$(0.09)	$—	$(0.14)	$(0.09)
Weighted-average number of common shares outstanding, basic and diluted	17,930,156	17,685,679	17,955,331	17,519,224
Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(1,342)	$(570)	$(2,451)	$(2,142)
Class T Common Stock cash distributions declared	294	288	782	564
Net loss attributable to Class T common stockholders	$(1,048)	$(282)	$(1,669)	$(1,578)
Net loss per common share, basic and diluted	$(0.09)	$(0.02)	$(0.14)	$(0.14)
Weighted-average number of common shares outstanding, basic and diluted	12,230,499	11,745,304	12,221,952	11,595,306

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

3.	REAL ESTATE
As of June 30, 2019, the Company’s real estate portfolio was composed of two hotel properties, four office properties and one apartment building. In addition, as of June 30, 2019, the Company has entered into a consolidated joint venture to develop one retail property. The following table summarizes the Company’s real estate as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Land	$104,138	$104,138
Buildings and improvements	433,331	425,989
Tenant origination and absorption costs	16,441	17,183
Total real estate, cost and net of impairment charge	553,910	547,310
Accumulated depreciation and amortization	(44,703)	(35,704)
Total real estate, net	$509,207	$511,606
The following table provides summary information regarding the Company’s real estate as of June 30, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost and Net of Impairment Charge	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$35,219	$—	$62,657	$(8,771)	$53,886	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	53,129	—	54,361	(7,190)	47,171	90.0%
2200 Paseo Verde	12/23/2015	Henderson	NV	Office	1,850	11,934	419	14,203	(1,758)	12,445	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	35,324	2,476	52,506	(5,022)	47,484	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	80,756	—	106,978	(5,396)	101,582	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Retail	—	55,223	—	55,223	—	55,223	80.0%
Oakland City Center	08/18/2017	Oakland	CA	Office	22,150	140,516	10,746	173,412	(14,008)	159,404	100.0%
Madison Square (3)	10/03/2017	Phoenix	AZ	Office	10,540	21,230	2,800	34,570	(2,558)	32,012	90.0%
					$104,138	$433,331	$16,441	$553,910	$(44,703)	$509,207
_____________________
(1) Building and improvements includes construction costs for the Company’s project that was under development.
(2) The Company acquired the rights to a leasehold interest with respect to this property, which was accounted for as a finance lease. The Company applied a 6.1% discount rate to the finance lease and the lease expires on January 31, 2114. As of June 30, 2019, the finance lease right-of-use asset had a carrying value of $6.8 million included in building and improvements. No depreciation or amortization was recorded to this property as of June 30, 2019.
(3) The Company acquired the rights to a leasehold interest with respect to the land at this property, which was accounted for as a finance lease. The Company applied a 5.4% discount rate to the finance lease and as of June 30, 2019, the finance lease had a weighted average remaining lease term of 3 years. As of June 30, 2019, the finance lease right-of-use asset had a carrying value of $1.9 million included in land.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Office Properties
As of June 30, 2019, the Company owned four office properties encompassing in the aggregate 864,940 rentable square feet which were 70% occupied. The following table provides detailed information regarding the Company’s office revenues and expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Office revenues:
Rental income (1)	$7,007	$7,178	$13,919	$14,600
Other income	187	183	392	360
Office revenues	$7,194	$7,361	$14,311	$14,960

Office expenses:
Operating, maintenance, and management (2)	$2,338	$2,134	$4,663	$3,853
Real estate taxes and insurance (2)	1,089	905	2,161	1,857
Office expenses	$3,427	$3,039	$6,824	$5,710
_____________________
(1) For the three and six months ended June 30, 2018, the Company reclassified $0.6 million and $1.2 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income. See note 2, “Summary of Significant Accounting Policies” for a further discussion on this reclassification.
(2) On October 1, 2018, the Company placed the development of 210 West 31st Street on hold and began expensing certain costs that were previously capitalized. Included in office expenses for the three months ended June 30, 2019 is $0.2 million of operating, maintenance and management and $0.1 million of real estate taxes and insurance and for the six months ended June 30, 2019 is $0.5 million of operating, maintenance and management and $0.2 million of real estate taxes and insurance for 210 West 31st Street.
Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2019, the leases had remaining terms, excluding options to extend, of up to 9.2 years with a weighted-average remaining term of 3.5 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million and $1.3 million as of June 30, 2019 and December 31, 2018, respectively.
During the three and six months ended June 30, 2019, the Company recognized deferred rent from tenants of $0.1 million and $0.2 million, respectively, net of lease incentive amortization. During the three and six months ended June 30, 2018, the Company recognized deferred rent from tenants of $0.4 million and $1.0 million, respectively, net of lease incentive amortization. As of June 30, 2019 and December 31, 2018, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $3.0 million and $2.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million of unamortized lease incentives as of June 30, 2019 and December 31, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

As of June 30, 2019, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2019 through December 31, 2019	$10,893
2020	20,767
2021	18,458
2022	15,142
2023	12,136
Thereafter	24,364
$101,760
As of June 30, 2019, the Company’s commercial real estate properties were leased to approximately 90 tenants over a diverse range of industries and geographic areas. As of June 30, 2019, the highest tenant industry concentrations (greater than 10% of annualized base rent) in the Company’s portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific and Technical Services	15	$4,537	19.9%
Legal Services	13	4,145	18.1%
Public Administration (Government)	6	3,273	14.3%
Finance	12	2,349	10.3%
		$14,304	62.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the six months ended June 30, 2019, the Company did not record any adjustment to office revenues for lease payments deemed not probable of collection. During the six months ended June 30, 2019, the Company recorded bad debt recovery of $0.1 million, which was included in office expenses in the accompanying consolidated statements of operations. During the six months ended June 30, 2018, the Company recorded bad debt expense of $0.2 million, which was included in office expenses in the accompanying consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Hotel Properties
As of June 30, 2019, the Company owned two hotel properties. The following table provides detailed information regarding the Company’s hotel revenues and expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Hotel revenues:
Room	$7,590	8,002	$12,055	12,112
Food, beverage and convention services	1,679	1,503	2,552	2,318
Campground	280	292	551	582
Other	518	466	889	761
Hotel revenues	$10,067	$10,263	$16,047	$15,773

Hotel expenses:
Room	$1,680	1,765	$3,004	3,015
Food, beverage and convention services	1,164	1,197	1,940	1,921
General and administrative	708	809	1,494	1,445
Sales and marketing	912	797	1,606	1,449
Repairs and maintenance	526	509	1,092	995
Utilities	224	276	485	552
Property taxes and insurance	435	421	873	864
Other	487	491	817	814
Hotel expenses	$6,136	$6,265	$11,311	$11,055
Contract liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of advanced deposits and are included in other liabilities in the accompanying consolidated balance sheets, as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Contract liability	$974	$324
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$238	$—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Apartment Property
As of June 30, 2019, the Company owned one apartment property with 292 units which was 90% occupied. The following table provides detailed information regarding the Company’s apartment revenues and expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Apartment revenues:
Rental income (1)	$1,829	$1,651	$3,659	$3,241
Other income	141	152	306	278
Apartment revenues	$1,970	$1,803	$3,965	$3,519

Apartment expenses:
Operating, maintenance, and management	$544	$636	$1,080	$1,205
Real estate taxes and insurance	339	329	700	677
Apartment expenses	$883	$965	$1,780	$1,882
_____________________
(1) For the three and six months ended June 30, 2018, the Company reclassified $6,000 and $12,000, respectively, of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income. See note 2, “Summary of Significant Accounting Policies” for a further discussion on this reclassification.
Geographic Concentration Risk
As of June 30, 2019, the Company’s real estate investments in California and New York represented 55.7% and 10.0% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New York real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Cost	$16,441	$17,183	$99	$99	$(11,082)	$(11,526)
Accumulated Amortization	(7,252)	(6,163)	(43)	(34)	5,116	4,178
Net Amount	$9,189	$11,020	$56	$65	$(5,966)	$(7,348)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(888)	$(1,164)	$(4)	$(5)	$679	$885

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(1,831)	$(2,378)	$(9)	$(9)	$1,382	$1,832
As of June 30, 2019 and December 31, 2018, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.3 million and $2.4 million, respectively, which is amortized on a straight line basis over 31.8 years. During each of the three months ended June 30, 2019 and 2018, the Company recorded amortization expense of $20,000 related to the housing subsidy intangible asset. During each of the six months ended June 30, 2019 and 2018, the Company recorded amortization expense of $40,000 related to the housing subsidy intangible asset.
Additionally, as of June 30, 2019 and December 31, 2018, the Company had recorded property tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $2.1 million and $2.3 million, respectively, which are amortized on a straight line basis over a range of 0.7 to 6.6 years. During each of the three months ended June 30, 2019 and 2018, the Company recorded amortization expense of $0.1 million related to the property tax abatement intangible assets. During the six months ended June 30, 2019 and 2018, the Company recorded amortization expense of $0.2 million and $0.3 million related to the property tax abatement intangible assets, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

5.	REAL ESTATE EQUITY SECURITIES
The Company’s real estate equity securities are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses on real estate equity securities are recognized in earnings.
As of June 30, 2019 and December 31, 2018, the Company owned 1,160,591 shares of common stock of Franklin Street Properties Corp. (NYSE Ticker: FSP). As of June 30, 2019 and December 31, 2018, the total book value of the Company’s real estate equity securities was $8.6 million and $7.2 million, respectively. During the three and six months ended June 30, 2019, the Company recognized $0.1 million and $0.2 million of dividend income from real estate equity securities, respectively. During the three and six months ended June 30, 2018, the Company recognized $36,000 and $36,000 of dividend income from real estate equity securities, respectively.

6.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the three and six months ended June 30, 2018, the Company recognized $116,000 and $131,000 of income with respect to this investment.
During the six months ended June 30, 2019, STAM completed the liquidation of the portfolio and the Company recognized $2.8 million of equity in income of unconsolidated entity with respect to this investment. On May 9, 2019, the Company received a distribution in the amount of €4.5 million or $5.1 million. As of June 30, 2019, the Company’s investment in unconsolidated entity was $0.5 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

7.	NOTES PAYABLE
As of June 30, 2019 and December 31, 2018, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of June 30, 2019	Book Value as of December 31, 2018	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan (2)	$36,920	$37,280	One-month LIBOR + 3.00%	5.44%	Principal & Interest	12/30/2019
Q&C Hotel Mortgage Loan	23,221	23,551	One-month LIBOR + 3.25%	5.69%	Principal & Interest	12/17/2019
2200 Paseo Verde Mortgage Loan (3)	8,687	7,947	One-month LIBOR + 2.25%	4.69%	Interest Only (3)	07/01/2020
Lincoln Court Mortgage Loan	34,520	33,500	One-month LIBOR + 1.75%	4.19%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan	72,100	72,100	One-month LIBOR + 2.66%	5.09%	Interest Only	12/01/2019
210 West 31st Street Mortgage Loan	34,041	38,041	One-month LIBOR + 5.50%	7.94%	Interest Only	12/01/2019
Oakland City Center Mortgage Loan (4)	95,989	94,500	One-month LIBOR + 1.75%	4.19%	Interest Only (4)	09/01/2022
Madison Square Mortgage Loan (5)	22,425	21,895	One-month LIBOR + 4.05% (5)	6.45%	Interest Only	10/09/2020
Total notes payable principal outstanding	327,903	328,814
Deferred financing costs, net	(1,476)	(2,271)
Total notes payable, net	$326,427	$326,543
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2019 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at June 30, 2019, where applicable.
(2) On July 19, 2019, the Springmaid Beach Resort Mortgage Loan was refinanced. See Note 12, “Subsequent Events - Springmaid Beach Resort Refinancing.”
(3) As of June 30, 2019, $8.7 million had been disbursed to the Company and up to $0.8 million is available for future disbursements to be used for tenant improvement costs, capital improvements costs and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning August 1, 2019, monthly payments include principal amortization payments of $10,000 per month.
(4) As of June 30, 2019, $96.0 million had been disbursed to the Company and up to $7.4 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning October 1, 2020, monthly payments will include principal and interest with principal payments of $110,000 or, in the event the Company repays any principal of the loan amount, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%, subject to certain terms and conditions contained in the loan documents.
(5) As of June 30, 2019, $22.4 million had been disbursed to the Company and up to $11.7 million is available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents. The Madison Square Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%. The property securing this mortgage loan was formerly known as Grace Court and was re-named Madison Square in connection with the Company’s re-branding strategy of the property.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

During the three and six months ended June 30, 2019, the Company incurred $5.0 million and $10.0 million, respectively, of interest expense. During the three and six months ended June 30, 2018, the Company incurred $3.4 million and $6.3 million, respectively, of interest expense. Included in interest expense was: (i) the amortization of deferred financing costs of $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively, (ii) the capitalization of interest to building and improvements related to its redevelopment project at 210 West 31st Street of $1.3 million and $2.6 million for the three and six months ended June 30, 2018, respectively, (iii) an unrealized loss of $6,000 on interest rate cap agreements for the six months ended June 30, 2019, and an unrealized loss of $20,000 and an unrealized gain of $10,000 on interest rate cap agreements for the three and six months ended June 30, 2018, respectively, and (iv) $0.2 million and $0.3 million of interest on finance leases for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company’s interest payable was $1.3 million and $1.4 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2019 (in thousands):

July 1, 2019 through December 31, 2019	$166,332
2020	65,911
2021	1,320
2022	94,340
$327,903
The Company’s notes payable contain financial and non-financial debt covenants. As of June 30, 2019, the Company was in compliance with all debt covenants, except that the borrower under the Madison Square Mortgage Loan was out of debt service coverage compliance. Such non-compliance does not constitute an event of default under the loan agreement. As a result of such non-compliance, the Company is required to maintain an interest shortfall reserve.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

As of June 30, 2019, the Company had two interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of June 30, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	June 30, 2019	December 31, 2018	Balance Sheet Location
Interest Rate Cap	12/1/2016	12/01/2019	$47,110	One-month LIBOR at 3.00%	$—	$4	Prepaid expenses and other assets
Interest Rate Cap	10/3/2017	10/15/2019	$34,125	One-month LIBOR at 3.00%	—	2	Prepaid expenses and other assets
Interest Rate Cap	12/30/2018	06/30/2019	$26,000	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Interest Rate Cap	01/03/2019	06/01/2019	$23,551	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$—	$6
During the six months ended June 30, 2019, the Company recorded an unrealized loss of $6,000 on interest rate cap agreements, which was included in interest expense on the accompanying consolidated statements of operations. During the three months ended June 30, 2018, the Company recorded an unrealized loss of $20,000 on interest rate cap agreements, which was included in interest expense on the accompanying consolidated statements of operations. During the six months ended June 30, 2018, the Company recorded an unrealized gain of $10,000 on interest rate cap agreements, which is included as an offset to interest expense on the accompanying consolidated statements of operations.
The Company enters into foreign currency forward contracts to mitigate its exposure to foreign currency exchange rate movements on its investment in unconsolidated entity. The foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. On May 9, 2019, the Company terminated its $2.1 million foreign currency forward contract and received $0.1 million in connection with the termination.
During the six months ended June 30, 2019, the Company recorded a foreign currency gain of $77,000 on the foreign currency forward contract, which is included as an offset to general and administrative expenses on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2018, the Company recorded a foreign currency gain of $135,000 and $51,000, respectively, on the foreign currency forward contract, which is included as an offset to general and administrative expenses on the accompanying consolidated statements of operations. The fair value of the foreign currency forward contract was $0.1 million asset as of December 31, 2018, which is included in prepaid expenses and other assets on the accompanying balance sheets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

The following were the face value, carrying amount and fair value of the Company’s financial instruments as of June 30, 2019 and December 31, 2018, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liability:
Notes payable	$327,903	$326,427	$328,981	$328,814	$326,543	$329,588
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
As of June 30, 2019, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$8,565	$8,565	$—	$—
Asset derivatives - interest rate caps	$—	$—	$—	$—

10.	RELATED PARTY TRANSACTIONS
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
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers was allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and was billed directly to each entity. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage. At renewal in June 2018, the Company, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The Company, together with KBS Strategic Opportunity REIT, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2020.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

During the three and six months ended June 30, 2019 and 2018, no other business transactions occurred between the Company and these other KBS-sponsored programs.
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
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2019 and 2018, respectively, and any related amounts payable as of June 30, 2019 and December 31, 2018 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2019	December 31, 2018
	2019	2018	2019	2018
Expensed
Asset management fees	$1,062	$986	$2,111	$1,920	$27	$22
Reimbursable operating expenses (1)	92	132	194	224	45	35
Capitalized
Acquisition fees	—	108	—	215	174	178
Additional Paid-in Capital
Sales commissions	—	223	—	424	—	—
Dealer manager fees	—	136	—	245	—	—
Stockholder servicing fees (2)	—	3	—	16	—	—
Reimbursable other offering costs (3)	—	68	—	129	—	—
	$1,154	$1,656	$2,305	$3,173	$246	$235
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2019 and 2018. The Advisor may seek reimbursement for certain other employee costs under the Advisory Agreement. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
June 30, 2019
(unaudited)

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
Through June 30, 2019, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $11.4 million. As of June 30, 2019, the Company had recorded $14.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of June 30, 2019, the Company had recorded $2.3 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of June 30, 2019 based on the 1.0% limitation described above.
In addition, as of June 30, 2019, the Advisor had incurred $0.1 million in organization and offering costs on behalf of the Company in connection with a proposed follow-on offering the Company filed with the SEC on August 10, 2017. On December 18, 2018, the Company withdrew the proposed follow-on offering.

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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Pursuant to the management agreement, the Operator receives the following fees:

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
During each of the three and six months ended June 30, 2019 and 2018, the Company incurred $0.2 million and $0.3 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During each of the three and six months ended June 30, 2019 and 2018, the Company incurred $0.1 million and $0.2 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three and six months ended June 30, 2019, the Company incurred $0.2 million and $0.4 million, respectively, of fees related to the Marriott franchise agreement. During the three and six months ended June 30, 2018, the Company incurred $0.3 million and $0.6 million, respectively, of fees related to the Marriott franchise agreement.
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
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Lease Obligations
As of June 30, 2019, the Company had leasehold interests expiring on various expiration dates between July 1, 2019 and 2114. Future minimum lease payments owed by the Company under the finance leases as of June 30, 2019 are as follows (in thousands):

July 1, 2019 through December 31, 2019	$240
2020	680
2021	735
2022	935
2023	525
Thereafter	53,316
Total expected minimum lease liabilities	56,431
Less: Amount representing interest (1)	(48,255)
Present value of net minimum lease payments (2)	$8,176
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2019. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
June 30, 2019
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On July 1, 2019, the Company paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of its common stock as of June 18, 2019. On August 1, 2019, the Company paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of its common stock as of July 25, 2019.
Distributions Declared
On August 8, 2019, the Company’s board of directors declared monthly distributions in the amount of $0.00799167 per share on the outstanding shares of all classes of its common stock as of August 19, 2019 and September 20, 2019, which the Company expects to pay in September 2019 and October 2019, respectively. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Springmaid Beach Resort Refinancing
On December 30, 2014, the Company, through a joint venture (“Springmaid Property JV”) between the Company’s indirect wholly owned subsidiary and IC Myrtle Beach Holdings LLC (the “JV Partner”), acquired a 30-acre property, containing a 491-room hotel, a 36,000 square foot conference center and a 187-unit recreational vehicle campground located at 3200 S. Ocean Boulevard, Myrtle Beach, South Carolina (the “Springmaid Beach Resort”). In connection with the acquisition of the Springmaid Beach Resort, Springmaid Property JV entered a lease agreement for the hotel portion of the Springmaid Beach Resort, which includes the resort and conference center, with a joint venture (“Springmaid Operations JV”) between the Company’s indirect wholly owned subsidiary which the Company has elected to treat as a TRS and the JV Partner. The Company owns a 90% equity interest in the joint ventures. In connection with the acquisition of the Springmaid Beach Resort, Springmaid Property JV, as borrower, and Springmaid Operations JV, as operating lessee, entered into a mortgage loan with an unaffiliated lender, for borrowings of up to $38.0 million, secured by the Springmaid Beach Resort (the “Springmaid Beach Resort Mortgage Loan”).
On July 19, 2019, the joint ventures closed the refinancing of the Springmaid Beach Resort Mortgage loan with unaffiliated lenders (the “Refinancing”). The joint ventures repaid $36.9 million of principal in satisfaction of the Springmaid Beach Resort Mortgage Loan. The Refinancing was comprised of a maximum loan amount of up to $67.0 million, comprised of a mortgage loan of up to $65.3 million and a mezzanine loan amount of up to $1.7 million. At closing, $57.0 million of the Refinancing was funded and the remaining $10.0 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents.
The loans under the Refinancing mature on August 10, 2022, with two one-year extension options, subject to certain terms and conditions contained in the loan documents. Monthly payments include principal and interest with principal payments of $0.1 million, with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. The weighted-average interest rate is 350 basis points plus the higher of one-month LIBOR or 225 basis points. The joint ventures entered into interest rate caps that effectively limits one-month LIBOR at 4.0% on $65.3 million and $1.7 million, effective July 25, 2019 through August 10, 2021. The joint ventures have the right to prepay all or a portion of the Refinancing, subject to certain fees and conditions contained in the loan documents.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

KBS SOR US Properties II LLC (“SOR US Properties II”), the Company’s indirect wholly owned subsidiary, provided a guaranty of (i) the principal balance and any interest or other sums outstanding under the Refinancing in the event of certain bankruptcy or insolvency proceedings involving Springmaid Property JV, Springmaid Operations JV or SOR US Properties II or any affiliate thereof, the transfer of Springmaid Property JV’s interest in the property in violation of the loan documents, and certain other events as described in the loan documents and (ii) the payment of certain liabilities, losses or damages incurred by the lender as a result of certain intentional acts committed by Springmaid Property JV or Springmaid Operations JV, the fraud or intentional misrepresentation by Springmaid Property JV, Springmaid Operations JV or SOR US Properties II in connection with the loan or the loan documents, and certain other events as described in the loan documents.

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
We have used substantially all of the net proceeds from our offerings to invest in and manage a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of June 30, 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of June 30, 2019, we had entered into a consolidated joint venture to develop one retail property.
We sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $228.6 million in our initial public primary offering. As of June 30, 2019, we had sold 676,012 and 290,962 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $9.0 million. Also as of June 30, 2019, we had redeemed 694,756 and 99,903 shares of Class A and Class T common stock, respectively, for $7.1 million.
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

Market Outlook - Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt.
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
As of June 30, 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of June 30, 2019, we had entered into a consolidated joint venture to develop one retail property.
Our office and apartment properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2019, we owned four office properties that were 70% occupied and one apartment property that was 90% occupied.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the six months ended June 30, 2019 and 2018:

Property	Number of Rooms	Percentage Occupied for the Six Months Ended June 30,		Average Daily Rate for the Six Months Ended June 30,		Average Revenue per Available Room for the Six Months Ended June 30,
		2019	2018	2019	2018	2019	2018
Springmaid Beach Resort	452	63.2%	57.8%	$137.19	$153.16	$86.69	$88.52
Q&C Hotel	196	79.3%	80.5%	$175.32	$170.43	$139.46	$137.19
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of June 30, 2019, we had an investment in real estate equity securities outstanding with a total book value of $8.6 million.
As of June 30, 2019, we had mortgage debt obligations in the aggregate principal amount of $327.9 million, with a weighted-average remaining term of 1.4 years. As of June 30, 2019, an aggregate amount of $19.9 million was available under our mortgage loans for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and expenses and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
We expect to use our capital resources to make certain payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing services to us. Our currently effective advisory agreement expires August 12, 2019 and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee. We may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and our advisor may terminate the renewed advisory agreement without cause or penalty upon providing 90 days’ written notice.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2019 did not exceed the charter imposed limitation.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of June 30, 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of June 30, 2019, we had entered into a consolidated joint venture to develop one retail property. During the six months ended June 30, 2019, net cash used in operating activities was $0.2 million. We expect that our cash flows from operating activities will generally increase in future periods as a result of leasing additional space that is currently unoccupied.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.3 million for the six months ended June 30, 2019 and primarily consisted of the following:

•	$6.2 million of improvements to real estate;

•	$5.1 million of distribution of capital from unconsolidated joint venture;

•	$0.4 million of payments for a construction project; and

•	$0.1 million of proceeds from termination of derivative instruments.
Cash Flows from Financing Activities
Net cash used in financing activities was $4.8 million for the six months ended June 30, 2019 and primarily consisted of the following:

•
$1.1 million of net cash used in debt and other financings as a result of principal payments on notes payable of $4.7 million and payment of deferred financing costs of $0.2 million, partially offset by proceeds from notes payable of $3.8 million;

•	$2.7 million of cash used for redemptions of common stock;

•	$0.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.3 million;

•	$0.2 million of principal payments on capital lease obligations;

•	$0.2 million of noncontrolling interest contributions; and

•	$0.1 million of distributions to noncontrolling interest.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. We expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2019, our borrowings and other liabilities were approximately 59% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$327,903	$166,332	$67,231	$94,340	$—
Interest payments on outstanding debt obligations (2)	24,193	11,638	9,937	2,618	—
Finance lease liabilities	56,431	240	1,415	1,460	53,316
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2019. We incurred interest expense of $9.2 million, excluding amortization of deferred financing costs of $0.8 million for the six months ended June 30, 2019.
Results of Operations
Overview
As of June 30, 2018 and 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of June 30, 2018 and 2019, we had entered into a consolidated joint venture to develop one retail property. We funded the acquisitions of these investments with proceeds from our terminated offerings and debt financing. Our results of operations for the three and six months ended June 30, 2019 are not indicative of those in future periods as we expect that our revenue and expenses related to our portfolio will increase in future periods as the occupancies at our properties stabilize as discussed below. Our investment objectives include acquiring properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.  As of June 30, 2019, the occupancy in our properties has not been stabilized. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and improving our properties but decrease due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2019 versus the three months ended June 30, 2018
The following table provides summary information about our results of operations for the three months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2019	2018
Office revenues	$7,194	$7,361	$(167)	(2)%	$—	$(167)
Hotel revenues	10,067	10,263	(196)	(2)%	—	(196)
Apartment revenues	1,970	1,803	167	9%	—	167
Dividend income from real estate equity securities	105	36	69	192%	69	—
Office expenses	3,427	3,039	388	13%	—	388
Hotel expenses	6,136	6,265	(129)	(2)%	—	(129)
Apartment expenses	883	965	(82)	(8)%	—	(82)
Asset management fees to affiliate	1,062	986	76	8%	12	64
General and administrative expenses	768	604	164	27%	n/a	n/a
Depreciation and amortization	5,107	5,069	38	1%	—	38
Interest expense	5,027	3,407	1,620	48%	—	1,620
Other interest income	48	91	(43)	(47)%	n/a	n/a
Equity in income of unconsolidated entity	—	116	(116)	(100)%	—	(116)
Gain on real estate equity securities	221	400	(179)	(45)%	(179)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 related to real estate-related investments acquired on or after April 1, 2018.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Office revenues decreased slightly from $7.4 million for the three months ended June 30, 2018 to $7.2 million for the three months ended June 30, 2019, primarily due to decreased rental income collected as a result of decreased occupancy. The occupancy of our office properties, collectively, held throughout both periods decreased from 72% as of June 30, 2018 to 70% as of June 30, 2019. We expect office revenues to vary in future periods based on occupancy and rental rates of our office properties.
Hotel revenues decreased from $10.3 million for the three months ended June 30, 2018 to $10.1 million for the three months ended June 30, 2019, primarily due to a decrease in hotel room revenues collected as a result of a decrease in average daily rate at Springmaid Beach Resort and a decrease in occupancy at Q&C Hotel. The average daily rate at Springmaid Beach Resort decreased from $170.05 for the three months ended June 30, 2018 to $149.25 for the three months ended June 30, 2019. Springmaid Beach Resort occupancy increased from 79.6% for the three months ended June 30, 2018 to 83.8% for the three months ended June 30, 2019. The average daily rate at Q&C Hotel increased from $163.92 for the three months ended June 30, 2018 to $173.52 for the three months ended June 30, 2019. Q&C Hotel occupancy decreased from 79.4% for the three months ended June 30, 2018 to 75.7% for the three months ended June 30, 2019. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Apartment revenues increased from $1.8 million for the three months ended June 30, 2018 to $2.0 million for the three months ended June 30, 2019, primarily due to increased rental income collected as a result of increased rental rates. We expect apartment revenues to vary in future periods depending on occupancy and rental rates.
Dividend income from real estate equity securities increased from $36,000 for the three months ended June 30, 2018 to $105,000 for the three months ended June 30, 2019 due to the acquisition of real estate equity securities. We expect dividend income from real estate equity securities to vary in future periods as a result of declaration of dividends and to the extent we buy or sell any securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Office expenses increased from $3.0 million for the three months ended June 30, 2018 to $3.4 million for the three months ended June 30, 2019, primarily as a result of approximately $0.3 million of 210 West 31st Street expenses incurred during the three months ended June 30, 2019, which were previously capitalized to building and improvements prior to the development being placed on hold on October 1, 2018. Hotel expenses decreased from $6.3 million for the three months ended June 30, 2018 to $6.1 million for the three months ended June 30, 2019, primarily due to a decrease in occupancy rates. We expect total expenses to vary in future periods based on occupancy rates.
Asset management fees to affiliate increased slightly from $1.0 million for the three months ended June 30, 2018 to $1.1 million for the three months ended June 30, 2019, primarily as a result of improvements made at our properties and the acquisition of real estate equity securities in 2018. We expect asset management fees to increase in future periods as a result of any additional improvements we make to our properties. Approximately $27,000 of asset management fees incurred were payable as of June 30, 2019.
General and administrative expenses increased from $0.6 million for the three months ended June 30, 2018 to $0.8 million for the three months ended June 30, 2019. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses remained consistent at approximately $5.1 million for each of the three months ended June 30, 2018 and 2019. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of improvements to real estate.
Interest expense increased from $3.4 million for the three months ended June 30, 2018 to $5.0 million for the three months ended June 30, 2019, primarily as a result of approximately $1.3 million of 210 West 31st Street interest expense incurred during the three months ended June 30, 2019, which was previously capitalized to building and improvements prior to the development being placed on hold on October 1, 2018. Additionally, interest expense increased as a result of increased one-month LIBOR rates during the three months ended June 30, 2019. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing. The increase in interest expense due to increases in LIBOR rates would be minimized somewhat to the extent rates are above the strike rates on our interest rate cap instruments.
During the three months ended June 30, 2018, we recognized $0.1 million of equity income from unconsolidated entity. We did not recognize any equity income from unconsolidated entity during the three months ended June 30, 2019 as a result of the liquidation of the underlying portfolio related to our STAM investment.
Gain on real estate equity securities was $0.4 million during the three months ended June 30, 2018. Gain on real estate equity securities was $0.2 million during the three months ended June 30, 2019. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in the share price of our investment in real estate equity securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2019 versus the six months ended June 30, 2018
The following table provides summary information about our results of operations for the six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Repayments (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2019	2018
Office revenues	$14,311	$14,960	$(649)	(4)%	$—	$(649)
Hotel revenues	16,047	15,773	274	2%	—	274
Apartment revenues	3,965	3,519	446	13%	—	446
Dividend income from real estate equity securities	209	36	173	481%	173	—
Interest income from real estate loan receivable	—	10	(10)	(100)%	(10)	—
Office expenses	6,824	5,710	1,114	20%	—	1,114
Hotel expenses	11,311	11,055	256	2%	—	256
Apartment expenses	1,780	1,882	(102)	(5)%	—	(102)
Asset management fees to affiliate	2,111	1,920	191	10%	46	145
General and administrative expenses	1,475	1,244	231	19%	n/a	n/a
Depreciation and amortization	10,181	10,172	9	—%	—	9
Interest expense	9,988	6,304	3,684	58%	—	3,684
Other interest income	112	152	(40)	(26)%	n/a	n/a
Equity in income of unconsolidated entity	2,800	131	2,669	2,037%	—	2,669
Gain on real estate equity securities	1,335	314	1,021	325%	1,021	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 related to real estate and real estate-related investments acquired or repaid on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Office revenues decreased from $15.0 million for the six months ended June 30, 2018 to $14.3 million for the six months ended June 30, 2019, primarily due to decreased rental income collected as a result of decreased occupancy. The occupancy of our office properties, collectively, held throughout both periods decreased from 72% as of June 30, 2018 to 70% as of June 30, 2019. We expect office revenues to vary in future periods based on occupancy and rental rates of our office properties.
Hotel revenues increased from $15.8 million for the six months ended June 30, 2018 to $16.0 million for the six months ended June 30, 2019, primarily due to an increase in food, beverage and convention services revenue collected as a result of increased occupancy. Springmaid Beach Resort occupancy increased from 57.8% for the six months ended June 30, 2018 to 63.2% for the six months ended June 30, 2019. Q&C Hotel occupancy decreased from 80.5% for the six months ended June 30, 2018 to 79.3% for the six months ended June 30, 2019. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Apartment revenues increased from $3.5 million for the six months ended June 30, 2018 to $4.0 million for the six months ended June 30, 2019, primarily due to increased rental income collected as a result of increased rental rates. We expect apartment revenues to vary in future periods depending on occupancy and rental rates.
Dividend income from real estate equity securities increased from $36,000 for the six months ended June 30, 2018 to $209,000 for the six months ended June 30, 2019 due to the acquisition of real estate equity securities. We expect dividend income from real estate equity securities to vary in future periods as a result of declaration of dividends and to the extent we buy or sell any securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Office expenses increased from $5.7 million for the six months ended June 30, 2018 to $6.8 million for the six months ended June 30, 2019, primarily as a result of (i) approximately $0.7 million of 210 West 31st Street expenses incurred during the six months ended June 30, 2019, which were previously capitalized to building and improvements prior to the development being placed on hold on October 1, 2018 and (ii) a $0.3 million increase in Oakland City Center owner’s association fees. Hotel expenses increased from $11.1 million for the six months ended June 30, 2018 to $11.3 million for the six months ended June 30, 2019, primarily due to an increase in occupancy rates. We expect total expenses to vary in future periods based on occupancy rates.
Asset management fees to affiliate increased from $1.9 million for the six months ended June 30, 2018 to $2.1 million for the six months ended June 30, 2019, primarily as a result of improvements made at our properties and the acquisition of real estate equity securities in 2018. We expect asset management fees to increase in future periods as a result of any additional improvements we make to our properties. Approximately $27,000 of asset management fees incurred were payable as of June 30, 2019.
General and administrative expenses increased from $1.2 million for the six months ended June 30, 2018 to $1.5 million for the six months ended June 30, 2019. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses remained consistent at approximately $10.2 million for each of the six months ended June 30, 2018 and 2019. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of improvements to real estate.
Interest expense increased from $6.3 million for the six months ended June 30, 2018 to $10.0 million for the six months ended June 30, 2019, primarily as a result of approximately $2.6 million of 210 West 31st Street interest expense incurred during the six months ended June 30, 2019, which was previously capitalized to building and improvements prior to the development being placed on hold on October 1, 2018. Additionally, interest expense increased as a result of increased one-month LIBOR rates during the six months ended June 30, 2019. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing. The increase in interest expense due to increases in LIBOR rates would be minimized somewhat to the extent rates are above the strike rates on our interest rate cap instruments.
During the six months ended June 30, 2019, we recognized $2.8 million of equity income from unconsolidated entity as a result of the liquidation of the underlying portfolio related to our STAM investment.
Gain on real estate equity securities was $0.3 million during the six months ended June 30, 2018. Gain on real estate equity securities was $1.3 million during the six months ended June 30, 2019. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in the share price of our investment in real estate equity securities.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2019 and 2018 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(2,585)	$(304)	$(4,120)	$(3,170)
Depreciation of real estate assets	3,639	3,228	7,166	6,415
Amortization of lease-related costs	1,468	1,841	3,015	3,757
Gain on real estate equity securities	(221)	(400)	(1,335)	(314)
Adjustments for noncontrolling interests (1)	(247)	(226)	(490)	(450)
Adjustments for investment in unconsolidated entity (2)	—	(18)	(2,800)	(18)
FFO attributable to common stockholders	2,054	4,121	1,436	6,220
Straight-line rent and amortization of above- and below-market leases	(812)	(1,280)	(1,606)	(2,865)
Unrealized gain on derivative instruments	—	(114)	(71)	(61)
Adjustments for noncontrolling interests (1)	(4)	(8)	(10)	(7)
MFFO attributable to common stockholders	1,238	2,719	(251)	3,287
Other capitalized operating expenses (3)	—	(274)	—	(700)
Adjusted MFFO attributable to common stockholders	$1,238	$2,445	$(251)	$2,587
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
Through June 30, 2019, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on our behalf in connection with our initial public offering of approximately $11.4 million. As of June 30, 2019, we had recorded $14.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of June 30, 2019, we had recorded $2.3 million of other organization and offering expenses, which amounts represent our maximum liability for organization and other offering costs as of June 30, 2019 based on the 1.0% limitation described above.
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
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow used in operations were as follows for the first and second quarters of 2019 (in thousands, except per share amounts):

	Distributions Declared	Distributions Declared Per Class A Share	Distributions Declared Per Class T Share	Distributions Paid			Cash Flows (used in) provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2019	$1,206	$0.040	$0.040	$550	$899	$1,449	$(3,111)
Second Quarter 2019	724	0.024	0.024	276	448	724	2,899
	$1,930	$0.064	$0.064	$826	$1,347	$2,173	$(212)
On December 6, 2018, our board of directors declared a monthly cash distribution in the amount of $0.01598333 per share on the outstanding shares of all classes of our common stock as of January 18, 2019, which we paid on February 4, 2019. On January 24, 2019, our board of directors declared a monthly cash distribution in the amount of $0.01598333 per share on the outstanding shares of all classes of our common stock as of February 18, 2019, which we paid on March 1, 2019. On March 7, 2019, our board of directors declared a monthly cash distributions in the amount of $0.00799167 per share on the outstanding shares of our classes of our common stock as of March 18, 2019 and April 18, 2019, which we paid on April 1, 2019 and May 1, 2019, respectively. On May 13, 2019, our board of directors declared a monthly cash distributions in the amount of $0.00799167 per share on the outstanding shares of our classes of our common stock as of May 17, 2019 and June 18, 2019, which we paid on June 3, 2019 and July 1, 2019, respectively. For these monthly cash distributions, investors could choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2019, we paid aggregate distributions of $2.2 million including $0.8 million distributions paid in cash and $1.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2019 was $4.1 million and cash flow used in operations was $0.2 million. We funded our total distributions paid for the six months ended June 30, 2019, which includes net cash distributions and distributions reinvested by stockholders, with current period cash flow from operating activities of $0.8 million and prior period cash flow from operating activities of $1.4 million. For purposes of determining the source of distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
Cash Distributions Paid
On July 1, 2019, we paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of our common stock as of June 18, 2019. On August 1, 2019, we paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of our common stock as of July 25, 2019.
Distributions Declared
On August 8, 2019, our board of directors declared monthly distributions in the amount of $0.00799167 per share on the outstanding shares of all classes of our common stock as of August 19, 2019 and September 20, 2019, which we expect to pay in September 2019 and October 2019, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Springmaid Beach Resort Refinancing
On December 30, 2014, we, through a joint venture (“Springmaid Property JV”) between our indirect wholly owned subsidiary and IC Myrtle Beach Holdings LLC (the “JV Partner”), acquired a 30-acre property, containing a 491-room hotel, a 36,000 square foot conference center and a 187-unit recreational vehicle campground located at 3200 S. Ocean Boulevard, Myrtle Beach, South Carolina (the “Springmaid Beach Resort”). In connection with the acquisition of the Springmaid Beach Resort, Springmaid Property JV entered a lease agreement for the hotel portion of the Springmaid Beach Resort, which includes the resort and conference center, with a joint venture (“Springmaid Operations JV”) between our indirect wholly owned subsidiary which we have elected to treat as a TRS and the JV Partner. We own a 90% equity interest in the joint ventures. In connection with the acquisition of the Springmaid Beach Resort, Springmaid Property JV, as borrower, and Springmaid Operations JV, as operating lessee, entered into a mortgage loan with an unaffiliated lender, for borrowings of up to $38.0 million, secured by the Springmaid Beach Resort (the “Springmaid Beach Resort Mortgage Loan”).
On July 19, 2019, the joint ventures closed the refinancing of the Springmaid Beach Resort Mortgage loan with unaffiliated lenders (the “Refinancing”). The joint ventures repaid $36.9 million of principal in satisfaction of the Springmaid Beach Resort Mortgage Loan. The Refinancing was comprised of a maximum loan amount of up to $67.0 million, comprised of a mortgage loan of up to $65.3 million and a mezzanine loan amount of up to $1.7 million. At closing, $57.0 million of the Refinancing was funded and the remaining $10.0 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents.
The loans under the Refinancing mature on August 10, 2022, with two one-year extension options, subject to certain terms and conditions contained in the loan documents. Monthly payments include principal and interest with principal payments of $0.1 million, with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. The weighted-average interest rate is 350 basis points plus the higher of one-month LIBOR or 225 basis points. The joint ventures entered into interest rate caps that effectively limits one-month LIBOR at 4.0% on $65.3 million and $1.7 million, effective July 25, 2019 through August 10, 2021. The joint ventures have the right to prepay all or a portion of the Refinancing, subject to certain fees and conditions contained in the loan documents.
KBS SOR US Properties II LLC (“SOR US Properties II”), our indirect wholly owned subsidiary, provided a guaranty of (i) the principal balance and any interest or other sums outstanding under the Refinancing in the event of certain bankruptcy or insolvency proceedings involving Springmaid Property JV, Springmaid Operations JV or SOR US Properties II or any affiliate thereof, the transfer of Springmaid Property JV’s interest in the property in violation of the loan documents, and certain other events as described in the loan documents and (ii) the payment of certain liabilities, losses or damages incurred by the lender as a result of certain intentional acts committed by Springmaid Property JV or Springmaid Operations JV, the fraud or intentional misrepresentation by Springmaid Property JV, Springmaid Operations JV or SOR US Properties II in connection with the loan or the loan documents, and certain other events as described in the loan documents.

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
Movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $327.9 million of variable rate debt outstanding. As of June 30, 2019, we have also entered into two interest rate cap agreements with an aggregate notional value of $81.2 million, which effectively cap one-month LIBOR at 3.00%. The weighted-average remaining term of the interest rate caps is 0.4 years. Based on interest rates as of June 30, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2020, interest expense on our variable rate debt would increase or decrease, respectively, by $3.0 million and $3.3 million, respectively.
The weighted-average interest rate of our variable rate debt as of June 30, 2019 was 5.2%.  The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2019 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of June 30, 2019 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of June 30, 2019, we owned real estate equity securities with a book value of $8.6 million. Based solely on the prices of real estate equity securities as of June 30, 2019, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $0.9 million.
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
In January 2019, we exhausted funds available for redemptions under our share redemption program, other than those submitted in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” for which we had $0.3 million available as of June 30, 2019. Therefore, except in limited circumstances, our stockholders will be unable to sell their shares under our share redemption program.
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year provided that $500,000 of this amount is reserved for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” As of the January 2019 redemption date, we had exhausted the amount available for ordinary redemptions, and as of June 30, 2019, we had $3.9 million outstanding and unfulfilled redemption requests representing 412,428 shares. We have $0.3 million available to fund special redemptions during the remainder of 2019. We can provide no assurances as to whether our board of directors will make additional funds available for our share redemption program.

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
During the six months ended June 30, 2019, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	260,225	$9.50	(2)
February 2019	—	$—	(2)
March 2019	—	$—	(2)
April 2019	—	$—	(2)
May 2019	23,534	$9.65	(2)
June 2019	1,144	$9.65	(2)
Total	284,903
_____________________
(1) Pursuant to the program, as amended, we redeem shares at the purchase prices described above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2019, we redeemed $2.7 million of common stock. In January 2019, we exhausted all funds available for redemption of shares in 2019 in connection with redemption requests not made upon a stockholder’s death, “qualifying disability”, or determination of incompetence. As of June 30, 2019, we had $3.9 million outstanding and unfulfilled redemption requests representing 412,428 shares due to the limitations described above. As of June 30, 2019, we have $0.3 million available for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence” during the remainder of 2019.  Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2019, we have $1.3 million available for redemptions during 2020, subject to the limitations described above.
In addition to the redemptions under the share redemption program described above, during the six months ended June 30, 2019, we repurchased 2,286 shares of our common stock at $8.89 per share for an aggregate price of approximately $20,000.

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

KBS STRATEGIC OPPORTUNITY REIT II, INC.

Date:	August 9, 2019	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 9, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)