Form 10-Q
period 2019-09-30
Pacific Oak Strategic Opportunity REIT II, Inc.
filed 2019-11-08
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-55424
______________________________________________________
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland		46-2822978
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
11150 Santa Monica Blvd., Suite 400
Los Angeles,	California	90025
(Address of Principal Executive Offices)		(Zip Code)
(424) 208-8100
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
As of November 4, 2019, there were 17,949,244 and 12,269,483 outstanding shares of Class A and Class T common stock, respectively, of Pacific Oak Strategic Opportunity REIT II, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
FORM 10-Q
September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate, net	$507,427	$511,606
Real estate equity securities	9,818	7,230
Total real estate and real estate-related investments, net	517,245	518,836
Cash and cash equivalents	30,524	21,063
Restricted cash	6,858	5,795
Investment in unconsolidated entity	539	2,868
Rents and other receivables	4,996	5,612
Above-market leases, net	51	65
Prepaid expenses and other assets	8,895	8,239
Total assets	$569,108	$562,478
Liabilities and equity
Notes payable, net	$347,530	$326,543
Accounts payable and accrued liabilities	9,136	7,226
Due to affiliates	251	235
Distributions payable	241	484
Below-market leases, net	5,309	7,348
Other liabilities	12,485	13,176
Redeemable common stock payable	1,907	3,028
Total liabilities	376,859	358,040
Commitments and contingencies (Note 11)
Redeemable common stock	—	—
Equity
Pacific Oak Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 17,934,013 and 18,103,437 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	179	181
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 12,255,327 and 12,208,242 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	123	122
Additional paid-in capital	266,320	266,339
Cumulative distributions and net losses	(82,792)	(73,461)
Accumulated other comprehensive income	—	89
Total Pacific Oak Strategic Opportunity REIT II, Inc. stockholders’ equity	183,830	193,270
Noncontrolling interests	8,419	11,168
Total equity	192,249	204,438
Total liabilities and equity	$569,108	$562,478

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Office revenues	$7,358	$7,515	$21,669	$22,475
Hotel revenues	9,271	10,461	25,318	26,234
Apartment revenues	2,014	1,940	5,979	5,459
Dividend income from real estate equity securities	104	77	313	113
Interest income from real estate loan receivable	—	—	—	10
Total revenues	18,747	19,993	53,279	54,291
Expenses:
Office expenses	3,493	3,241	10,317	8,951
Hotel expenses	6,249	6,106	17,560	17,161
Apartment expenses	927	976	2,707	2,858
Asset management fees to affiliate	1,026	1,020	3,137	2,940
General and administrative expenses	892	704	2,368	1,947
Depreciation and amortization	5,133	5,150	15,314	15,322
Interest expense	5,210	3,435	15,197	9,740
Impairment charge on real estate	—	4,245	—	4,245
Total expenses	22,930	24,877	66,600	63,164
Other income:
Other interest income	125	105	237	257
Equity in income of unconsolidated entity	—	94	2,800	225
Gain (loss) on real estate equity securities	1,253	(486)	2,588	(172)
Loss on extinguishment of debt	(90)	—	(90)	—
Total other income (loss)	1,288	(287)	5,535	310
Net loss before income taxes	(2,895)	(5,171)	(7,786)	(8,563)
Income tax benefit	—	—	—	9
Net loss	(2,895)	(5,171)	(7,786)	(8,554)
Net loss attributable to noncontrolling interests	338	208	1,109	421
Net loss attributable to common stockholders	$(2,557)	$(4,963)	$(6,677)	$(8,133)

Class A Common Stock:
Net loss attributable to common stockholders	$(1,519)	$(2,914)	$(3,971)	$(4,514)
Net loss per common share, basic and diluted	$(0.08)	$(0.16)	$(0.22)	$(0.26)
Weighted-average number of common shares outstanding, basic and diluted	17,937,658	17,968,924	17,949,375	17,670,771

Class T Common Stock:
Net loss attributable to common stockholders	$(1,038)	$(2,049)	$(2,706)	$(3,619)
Net loss per common share, basic and diluted	$(0.08)	$(0.17)	$(0.22)	$(0.31)
Weighted-average number of common shares outstanding, basic and diluted	12,251,341	12,065,049	12,231,856	11,753,608

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(2,895)	$(5,171)	$(7,786)	$(8,554)
Other comprehensive loss:
Foreign currency translation loss	—	(16)	(25)	(84)
Reclassification adjustment for amounts recognized in net loss	—	—	(64)	—
Total other comprehensive loss	—	(16)	(89)	(84)
Total comprehensive loss	(2,895)	(5,187)	(7,875)	(8,638)
Total comprehensive loss attributable to noncontrolling interests	338	208	1,109	421
Total comprehensive loss attributable to common stockholders	$(2,557)	$(4,979)	$(6,766)	$(8,217)

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2019 and 2018
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2019	17,925,774	$179	12,238,090	$123	$266,320	$(79,511)	$—	$187,111	$10,507	$197,618
Net loss	—	—	—	—	—	(2,557)	—	(2,557)	(338)	(2,895)
Issuance of common stock	23,927	—	21,664	—	439	—	—	439	—	439
Redemptions of common stock	(15,688)	—	(4,427)	—	(194)	—	—	(194)	—	(194)
Transfers to redeemable common stock	—	—	—	—	(245)	—	—	(245)	—	(245)
Distributions declared	—	—	—	—	—	(724)	—	(724)	—	(724)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,750)	(1,750)
Balance, September 30, 2019	17,934,013	$179	12,255,327	$123	$266,320	$(82,792)	$—	$183,830	$8,419	$192,249

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2018	17,619,873	$176	11,770,887	$118	$259,191	$(47,614)	$134	$212,005	$13,352	$225,357
Net loss	—	—	—	—	—	(4,963)	—	(4,963)	(208)	(5,171)
Other comprehensive loss	—	—	—	—	—	—	(16)	(16)	—	(16)
Issuance of common stock	284,944	3	272,508	2	5,369	—	—	5,374	—	5,374
Stock dividends issued	88,816	1	59,596	1	1,341	(1,343)	—	—	—	—
Redemptions of common stock	(30,434)	—	(2,255)	—	(295)	—	—	(295)	—	(295)
Transfers to redeemable common stock	—	—	—	—	(474)	—	—	(474)	—	(474)
Distributions declared	—	—	—	—	—	(1,349)	—	(1,349)	—	(1,349)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(280)	—	—	(280)	—	(280)
Other offering costs	—	—	—	—	(45)	—	—	(45)	—	(45)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	536	536
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(150)	(150)
Balance, September 30, 2018	17,963,199	$180	12,100,736	$121	$264,807	$(55,269)	$118	$209,957	$13,530	$223,487

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	18,103,437	$181	12,208,242	$122	$266,339	$(73,461)	$89	$193,270	$11,168	$204,438
Net loss	—	—	—	—	—	(6,677)	—	(6,677)	(1,109)	(7,786)
Other comprehensive loss	—	—	—	—	—	—	(89)	(89)	—	(89)
Issuance of common stock	97,476	1	87,489	1	1,784	—	—	1,786	—	1,786
Redemptions of common stock	(266,900)	(3)	(40,404)	—	(2,924)	—	—	(2,927)	—	(2,927)
Transfers from redeemable common stock	—	—	—	—	1,121	—	—	1,121	—	1,121
Distributions declared	—	—	—	—	—	(2,654)	—	(2,654)	—	(2,654)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	210	210
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,850)	(1,850)
Balance, September 30, 2019	17,934,013	$179	12,255,327	$123	$266,320	$(82,792)	$—	$183,830	$8,419	$192,249

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	16,888,940	$169	11,031,895	$110	$245,077	$(39,657)	$202	$205,901	$13,397	$219,298
Net loss	—	—	—	—	—	(8,133)	—	(8,133)	(421)	(8,554)
Other comprehensive loss	—	—	—	—	—	—	(84)	(84)	—	(84)
Issuance of common stock	1,047,279	10	937,874	9	19,074	—	—	19,093	—	19,093
Stock dividends issued	260,498	3	173,135	2	3,919	(3,924)	—	—	—	—
Redemptions of common stock	(233,518)	(2)	(42,168)	—	(2,415)	—	—	(2,417)	—	(2,417)
Transfers from redeemable common stock	—	—	—	—	291	—	—	291	—	291
Distributions declared	—	—	—	—	—	(3,555)	—	(3,555)	—	(3,555)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(965)	—	—	(965)	—	(965)
Other offering costs	—	—	—	—	(174)	—	—	(174)	—	(174)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	1,054	1,054
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(500)	(500)
Balance, September 30, 2018	17,963,199	$180	12,100,736	$121	$264,807	$(55,269)	$118	$209,957	$13,530	$223,487

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(7,786)	$(8,554)
Adjustment to reconcile net loss to net cash provided by operating activities
Equity in income of unconsolidated entity	(2,800)	(225)
Distribution of earnings from unconsolidated joint venture	—	29
Depreciation and amortization	15,314	15,322
Impairment charge on real estate	—	4,245
(Gain) loss on real estate equity securities	(2,588)	172
Loss on extinguishment of debt	90	—
Deferred rents	(413)	(1,244)
Bad debt expense	—	285
Amortization of above- and below-market leases, net	(2,025)	(2,656)
Amortization of deferred financing costs	1,271	794
Foreign currency translation gain	(64)	—
Unrealized gain on derivative instruments	(24)	(84)
Changes in operating assets and liabilities:
Rents and other receivables	1,029	(2,521)
Prepaid expenses and other assets	(1,404)	(1,633)
Accounts payable and accrued liabilities	1,720	538
Due to affiliates	28	20
Other liabilities	(495)	1,115
Net cash provided by operating activities	1,853	5,603
Cash Flows from Investing Activities:
Improvements to real estate	(9,840)	(6,485)
Investment in real estate securities	(4)	(6,986)
Payments for construction costs	(437)	(4,796)
Payoff of real estate loan receivable	—	3,500
Distribution of capital from unconsolidated joint venture	5,104	—
Purchase of interest rate cap agreement	(48)	(8)
Proceeds from termination of derivative instruments	145	—
Proceeds from insurance claims	—	237
Net cash used in investing activities	(5,080)	(14,538)
Cash Flows from Financing Activities:
Proceeds from notes payable	135,778	2,058
Principal payments on notes payable	(113,881)	(5,154)
Payments of deferred financing costs	(2,272)	(100)
Principal payments on finance lease obligations	(196)	(175)
Proceeds from issuance of common stock	—	16,921
Payments to redeem common stock	(2,927)	(2,417)
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	—	(1,645)
Payments of other offering costs	—	(1,162)
Distributions paid	(1,111)	(1,322)
Noncontrolling interest contributions	210	1,054
Distributions to noncontrolling interest	(1,850)	(500)
Net cash provided by financing activities	13,751	7,558
Net increase (decrease) in cash, cash equivalents and restricted cash	10,524	(1,377)
Cash, cash equivalents and restricted cash, beginning of period	26,858	35,053
Cash, cash equivalents and restricted cash, end of period	$37,382	$33,676
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $0 and $3,920 for the nine months ended September 30, 2019 and 2018, respectively	$14,527	$8,101
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$1,786	$2,126
Stock dividends issued	$—	$3,924
Foreign currency translation loss on investment in unconsolidated entity	$(25)	$(84)
Redemption payable	$1,907	$2,126
Accrued improvements to real estate	$1,698	$1,020
Other offering costs due to affiliates	$—	$54
Acquisition fees due to affiliates	$8	$133
Distributions payable	$241	$473
Construction cost payable	$13	$682

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
1.ORGANIZATION
Pacific Oak Strategic Opportunity REIT II, Inc. (formerly known as KBS Strategic Opportunity REIT II, Inc.) (the “Company”) was formed on February 6, 2013 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2014 and intends to continue to operate in such a manner. The Company’s business is conducted through Pacific Oak Strategic Opportunity Limited Partnership II (the “Operating Partnership”), a Delaware limited partnership formed on February 7, 2013. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. Pacific Oak Strategic Opportunity Holdings II LLC (“REIT Holdings”), a Delaware limited liability company formed on February 7, 2013, owns the remaining 99.9% partnership interest in the Operating Partnership and is the sole limited partner. The Company is the sole member and manager of REIT Holdings. The Company has three wholly owned taxable REIT subsidiaries (“TRS”), two of which lease the Company’s hotel properties and in turn contract with independent hotel management companies that manage the day-to-day operations of the Company’s hotels; the third consolidates the Company’s wholly owned TRSs.  The Company’s TRSs are subject to federal and state income tax at regular corporate tax rates.
Subject to certain restrictions and limitations, the business of the Company was externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, since July 2013 pursuant to an advisory agreement the Company renewed with the Advisor on September 26, 2019 (the “Advisory Agreement”). The Advisor conducted the Company’s operations and managed its portfolio of real estate loans, opportunistic real estate and other real estate-related investments. On October 31, 2019, the Advisor ceased to serve as the Company’s advisor or have any advisory responsibility to the Company immediately following the filing of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2019 (the “Third Quarter 10-Q”) with the Securities and Exchange Commission (the “SEC”). On November 1, 2019, the Company entered into an advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”). The advisory agreement is effective as of November 1, 2019 through November 1, 2020; however the Company may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with the Advisor. The Advisor has entered into a sub-advisory agreement with STAM, a real estate operating company to provide real estate acquisition and portfolio management services to the Advisor in connection with any investments the Company may make in value-added real estate, distressed debt, and real estate-related investments in Europe. Effective April 17, 2019, STAM terminated the sub-advisory agreement with the Advisor. On July 3, 2013, the Company issued 21,739 shares of its common stock to the Advisor at a purchase price of $9.20 per share.
The Company has invested in and manages a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of September 30, 2019, the Company had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of September 30, 2019, the Company had entered into a consolidated joint venture to develop one retail property.
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
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

On November 14, 2013, the Company filed a registration statement on Form S-11 with the SEC to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014. On February 11, 2016, the Company filed an amended registration statement on Form S-11 with the SEC to offer a second class of common stock designated as Class T shares and to designate its initially offered and outstanding common stock as Class A shares. Pursuant to the amended registration statement, the Company is offering to sell any combination of Class A and Class T shares in the Public Offering but in no event may the Company sell more than 180,000,000 of shares of its common stock pursuant to the Public Offering. The Company commenced offering Class T shares of common stock for sale to the public on February 17, 2016. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager of the Public Offering pursuant to a dealer manager agreement originally dated August 12, 2014 and amended and restated February 17, 2016 (the “Dealer Manager Agreement”). Previously the Dealer Manager served as dealer manager for the Private Offering. The Dealer Manager is responsible for marketing the Company’s shares. The Company ceased offering shares of common stock in the primary portion of the Public Offering on July 31, 2018 and terminated the primary portion of the Public Offering on September 28, 2018. The Company continues to offer shares of common stock under its dividend reinvestment plan. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue its dividend reinvestment plan offering. The Company may terminate its dividend reinvestment plan offering at any time.
The Company sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $228.6 million. As of September 30, 2019, the Company had sold 699,941 and 312,627 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $9.4 million. Also as of September 30, 2019, the Company had redeemed 710,444 and 104,330 shares of Class A and Class T common stock, respectively, for $7.3 million.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income. For the three months ended September 30, 2018, the Company reclassified $0.7 million and $5,000 of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to office revenues and apartment revenues, respectively, for comparability purposes.  For the nine months ended September 30, 2018, the Company reclassified $1.9 million and $17,000 of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to office revenues and apartment revenues, respectively, for comparability purposes.
In addition, upon adoption of the lease accounting standards of Topic 842, the Company’s two ground leases which were classified as capital leases under ASC 840 were reclassified as finance leases under ASC 842. The existing capital lease assets were reclassified as right-of-use assets and the existing obligation as lease liabilities as of January 1, 2019. The reclassification of these ground leases did not have a material impact to the Company’s financial statements as the accounting and presentation of the related assets and liabilities on the Company’s balance sheet as of September 30, 2019 was consistent with the previous periods. The Company’s two ground leases had an aggregate right-of-use asset of $8.6 million and an aggregate lease liability of $8.2 million as of September 30, 2019, which are included in total real estate, net and other liabilities, respectively, on the Company’s consolidated balance sheet.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

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
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the lessee or lessor supervises the construction and bears the risk of cost overruns;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
The Company leases apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. The Company recognizes rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to the Company’s collectibility assessment are reflected as an adjustment to rental income included in office revenues and apartment revenues in the Company’s consolidated statement of operations. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in office expenses and apartment expenses in the Company’s consolidated statement of operations.  Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in office expenses and apartment expenses in the Company’s consolidated statement of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were 0 potentially dilutive securities outstanding during the three and nine months ended September 30, 2019 and 2018. For the purpose of determining the weighted-average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
From March 2015 through November 2018, the Company’s board of directors declared and issued stock dividends on shares of the Company’s common stock. During the three and nine months ended September 30, 2018, the Company’s board of directors declared 0.005001 and 0.015003 shares per share outstanding, respectively, and, accordingly, issued 148,412 and 433,633 shares, respectively. The amount declared per share outstanding included monthly dividends and assumed each share was issued and outstanding for the entire period presented. Stock dividends were issued in the same class of shares as the shares for which such stockholder received the stock dividend. Stock dividends are non-taxable to stockholders at the time of issuance. During the Company’s offering stage and through November 2018, the Company’s board of directors declared stock dividends on a set monthly basis based on monthly record dates. The Company currently does not expect its board of directors to declare additional monthly stock dividends.
Cash distributions declared per share of Class A and Class T common stock were $0.02397501 and $0.08790835 for the three and nine months ended September 30, 2019, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2019 through September 2019.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

Cash distributions declared per share of Class A common stock were $0.04834416 and $0.14345604 for the three and nine months ended September 30, 2018, respectively. Cash distributions declared per share of Class T common stock were $0.04054959 and $0.08984833 for the three and nine months ended September 30, 2018, respectively. Until the Company ceased offering shares of common stock in the Public Offering on July 31, 2018, the declared rate of cash distributions for Class T Shares was different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. Distributions declared per share of Class A common stock assumes each share was issued and outstanding each day that was a record date during the three and nine months ending September 30, 2018. Distributions declared per share of Class T common stock assumes each share was issued and outstanding each day that was a record date during the three and nine months ending September 30, 2018. Each day during the period from January 1, 2018 through September 30, 2018 was a record date for distributions. Distributions for January 1, 2018 through September 30, 2018 were calculated based on stockholders of record each day during the period at a rate of $0.00052548 per share per day, all of which were reduced by the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
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
The Company’s calculated earnings per share for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(2,557)	$(4,963)	$(6,677)	$(8,133)
Less: Class A Common Stock cash distributions declared	430	862	1,578	2,505
Less: Class T Common Stock cash distributions declared	294	487	1,076	1,050
Undistributed net loss attributable to common stockholders	$(3,281)	$(6,312)	$(9,331)	$(11,688)
Class A Common Stock:
Undistributed net loss attributable to common stockholders	$(1,949)	$(3,776)	$(5,549)	$(7,019)
Class A Common Stock cash distributions declared	430	862	1,578	2,505
Net loss attributable to Class A common stockholders	$(1,519)	$(2,914)	$(3,971)	$(4,514)
Net loss per common share, basic and diluted	$(0.08)	$(0.16)	$(0.22)	$(0.26)
Weighted-average number of common shares outstanding, basic and diluted	17,937,658	17,968,924	17,949,375	17,670,771
Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(1,332)	$(2,536)	$(3,782)	$(4,669)
Class T Common Stock cash distributions declared	294	487	1,076	1,050
Net loss attributable to Class T common stockholders	$(1,038)	$(2,049)	$(2,706)	$(3,619)
Net loss per common share, basic and diluted	$(0.08)	$(0.17)	$(0.22)	$(0.31)
Weighted-average number of common shares outstanding, basic and diluted	12,251,341	12,065,049	12,231,856	11,753,608

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
Recently Issued Accounting Standards Updates
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.   ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available for sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  During October 2019, the FASB announced that certain entities. including smaller reporting companies, will be allowed additional implementation time with the standard becoming effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

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

3. REAL ESTATE
As of September 30, 2019, the Company’s real estate portfolio was composed of two hotel properties, four office properties and one apartment building. In addition, as of September 30, 2019, the Company has entered into a consolidated joint venture to develop one retail property. The following table summarizes the Company’s real estate as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Land	$104,138	$104,138
Buildings and improvements	436,448	425,989
Tenant origination and absorption costs	16,022	17,183
Total real estate, cost and net of impairment charge	556,608	547,310
Accumulated depreciation and amortization	(49,181)	(35,704)
Total real estate, net	$507,427	$511,606

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

The following table provides summary information regarding the Company’s real estate as of September 30, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost and Net of Impairment Charge	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$36,040	$—	$63,478	$(9,558)	$53,920	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	53,137	—	54,369	(7,751)	46,618	90.0%
2200 Paseo Verde (2)	12/23/2015	Henderson	NV	Office	1,850	12,271	419	14,540	(1,910)	12,630	100.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	35,887	2,307	52,900	(5,346)	47,554	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	81,193	—	107,415	(6,013)	101,402	90.0%
210 West 31st Street (3)	12/01/2016	New York	NY	Retail	—	55,236	—	55,236	—	55,236	80.0%
Oakland City Center	08/18/2017	Oakland	CA	Office	22,150	141,287	10,496	173,933	(15,637)	158,296	100.0%
Madison Square (4)	10/03/2017	Phoenix	AZ	Office	10,540	21,397	2,800	34,737	(2,966)	31,771	90.0%
					$104,138	$436,448	$16,022	$556,608	$(49,181)	$507,427
_____________________
(1) Building and improvements includes construction costs for the Company’s project that was under development.
(2) On November 4, 2019, the Company sold this property. See note 12, “Subsequent Events - Real Estate Disposition Subsequent to September 30, 2019” for more information.
(3) The Company acquired the rights to a leasehold interest with respect to this property, which was accounted for as a finance lease. The Company applied a 6.1% discount rate to the finance lease and the lease expires on January 31, 2114. As of September 30, 2019, the finance lease right-of-use asset had a carrying value of $6.8 million included in building and improvements. No depreciation or amortization was recorded to this property as of September 30, 2019.
(4) The Company acquired the rights to a leasehold interest with respect to the land at this property, which was accounted for as a finance lease. The Company applied a 5.4% discount rate to the finance lease and as of September 30, 2019, the finance lease had a weighted average remaining lease term of 2.8 years. As of September 30, 2019, the finance lease right-of-use asset had a carrying value of $1.9 million included in land.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

Office Properties
As of September 30, 2019, the Company owned four office properties encompassing in the aggregate 865,370 rentable square feet which were 72% occupied. The following table provides detailed information regarding the Company’s office revenues and expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Office revenues:
Rental income (1)	$7,137	$7,332	$21,056	$21,932
Other income	221	183	613	543
Office revenues	$7,358	$7,515	$21,669	$22,475

Office expenses:
Operating, maintenance, and management (2)	$2,386	$2,219	$7,049	$6,072
Real estate taxes and insurance (2)	1,107	1,022	3,268	2,879
Office expenses	$3,493	$3,241	$10,317	$8,951
_____________________
(1) For the three and nine months ended September 30, 2018, the Company reclassified $0.7 million and $1.9 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income. See note 2, “Summary of Significant Accounting Policies” for a further discussion on this reclassification.
(2) On October 1, 2018, the Company placed the development of 210 West 31st Street on hold and began expensing certain costs that were previously capitalized. Included in office expenses for the three months ended September 30, 2019 is $0.1 million of operating, maintenance and management and $0.1 million of real estate taxes and insurance and for the nine months ended September 30, 2019 is $0.5 million of operating, maintenance and management and $0.3 million of real estate taxes and insurance for 210 West 31st Street.
Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2019, the leases had remaining terms, excluding options to extend, of up to 8.9 years with a weighted-average remaining term of 3.5 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.2 million and $1.3 million as of September 30, 2019 and December 31, 2018, respectively.
During the three and nine months ended September 30, 2019, the Company recognized deferred rent from tenants of $0.2 million and $0.4 million, respectively, net of lease incentive amortization. During the three and nine months ended September 30, 2018, the Company recognized deferred rent from tenants of $0.2 million and $1.2 million, respectively, net of lease incentive amortization. As of September 30, 2019 and December 31, 2018, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $3.2 million and $2.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million of unamortized lease incentives as of September 30, 2019 and December 31, 2018.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

As of September 30, 2019, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2019 through December 31, 2019	$5,729
2020	22,804
2021	20,962
2022	17,395
2023	14,470
Thereafter	46,774
$128,134

As of September 30, 2019, the Company’s commercial real estate properties were leased to approximately 95 tenants over a diverse range of industries and geographic areas. As of September 30, 2019, the highest tenant industry concentrations (greater than 10% of annualized base rent) in the Company’s portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific and Technical Services	16	$4,833	20.2%
Legal Services	13	4,282	17.9%
Public Administration (Government)	6	3,547	14.8%
Finance	13	2,542	10.6%
		$15,204	63.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the nine months ended September 30, 2019, the Company did not record any adjustment to office revenues for lease payments deemed not probable of collection. During the nine months ended September 30, 2019 and 2018, the Company recorded bad debt expense of $17,000 and $0.3 million, respectively, which were included in office expenses in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

Hotel Properties
As of September 30, 2019, the Company owned two hotel properties. The following table provides detailed information regarding the Company’s hotel revenues and expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Hotel revenues:
Room	$7,151	8,094	$19,206	20,207
Food, beverage and convention services	1,339	1,574	3,891	3,893
Campground	278	298	829	879
Other	503	495	1,392	1,255
Hotel revenues	$9,271	$10,461	$25,318	$26,234

Hotel expenses:
Room	$1,689	1,824	$4,693	4,839
Food, beverage and convention services	1,137	1,084	3,077	3,005
General and administrative	749	704	2,243	2,149
Sales and marketing	870	932	2,476	2,381
Repairs and maintenance	563	571	1,655	1,566
Utilities	391	364	876	916
Property taxes and insurance	435	447	1,308	1,311
Other	415	180	1,232	994
Hotel expenses	$6,249	$6,106	$17,560	$17,161

Contract liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of advanced deposits and are included in other liabilities in the accompanying consolidated balance sheets, as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Contract liability	$652	$324
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$276	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

Apartment Property
As of September 30, 2019, the Company owned one apartment property with 292 units which was 96% occupied. The following table provides detailed information regarding the Company’s apartment revenues and expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Apartment revenues:
Rental income (1)	$1,867	$1,779	$5,526	$5,020
Other income	147	161	453	439
Apartment revenues	$2,014	$1,940	$5,979	$5,459

Apartment expenses:
Operating, maintenance, and management	$582	$639	$1,662	$1,844
Real estate taxes and insurance	345	337	1,045	1,014
Apartment expenses	$927	$976	$2,707	$2,858
_____________________
(1) For the three and nine months ended September 30, 2018, the Company reclassified $5,000 and $17,000, respectively, of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income. See note 2, “Summary of Significant Accounting Policies” for a further discussion on this reclassification.
Geographic Concentration Risk
As of September 30, 2019, the Company’s real estate investments in California represented 54.0% of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Cost	$16,022	$17,183	$99	$99	$(10,801)	$(11,526)
Accumulated Amortization	(7,690)	(6,163)	(48)	(34)	5,492	4,178
Net Amount	$8,332	$11,020	$51	$65	$(5,309)	$(7,348)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(857)	$(1,117)	$(5)	$(5)	$657	$838

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(2,688)	$(3,495)	$(14)	$(14)	$2,039	$2,670

As of September 30, 2019 and December 31, 2018, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.3 million and $2.4 million, respectively, which is amortized on a straight line basis over 31.8 years. During each of the three months ended September 30, 2019 and 2018, the Company recorded amortization expense of $20,000 related to the housing subsidy intangible asset. During each of the nine months ended September 30, 2019 and 2018, the Company recorded amortization expense of $60,000 related to the housing subsidy intangible asset.
Additionally, as of September 30, 2019 and December 31, 2018, the Company had recorded property tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $1.9 million and $2.3 million, respectively, which are amortized on a straight line basis over a range of 0.7 to 6.6 years. During each of the three months ended September 30, 2019 and 2018, the Company recorded amortization expense of $0.1 million related to the property tax abatement intangible assets. During the nine months ended September 30, 2019 and 2018, the Company recorded amortization expense of $0.4 million related to the property tax abatement intangible assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
As of September 30, 2019 and December 31, 2018, the Company owned 1,160,591 shares of common stock of Franklin Street Properties Corp. (NYSE Ticker: FSP). As of September 30, 2019 and December 31, 2018, the total book value of the Company’s real estate equity securities was $9.8 million and $7.2 million, respectively. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.3 million of dividend income from real estate equity securities, respectively. During the three and nine months ended September 30, 2018, the Company recognized $77,000 and $113,000 of dividend income from real estate equity securities, respectively.

6. INVESTMENT IN UNCONSOLIDATED ENTITY
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the three and nine months ended September 30, 2018, the Company recognized $94,000 and $225,000 of income with respect to this investment.
During the nine months ended September 30, 2019, STAM completed the liquidation of the portfolio and the Company recognized $2.8 million of equity in income of unconsolidated entity with respect to this investment. On May 9, 2019, the Company received a distribution in the amount of €4.5 million or $5.1 million. As of September 30, 2019, the Company’s investment in unconsolidated entity was $0.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

7. NOTES PAYABLE
As of September 30, 2019 and December 31, 2018, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of September 30, 2019	Book Value as of December 31, 2018	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan (2)	$56,884	$37,280	One-month LIBOR + 3.50% (2)	5.75%	Principal & Interest	08/10/2022
Q&C Hotel Mortgage Loan	23,166	23,551	One-month LIBOR + 3.25%	5.34%	Interest Only	12/17/2019
2200 Paseo Verde Mortgage Loan (3)	8,667	7,947	One-month LIBOR + 2.25%	4.34%	Principal & Interest	07/01/2020
Lincoln Court Mortgage Loan	34,615	33,500	One-month LIBOR + 1.75%	3.85%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan (4)	73,861	72,100	One-month LIBOR + 2.18%	4.21%	Interest Only	09/09/2021
210 West 31st Street Mortgage Loan	34,041	38,041	One-month LIBOR + 5.50%	7.60%	Interest Only	12/01/2019
Oakland City Center Mortgage Loan (5)	95,989	94,500	One-month LIBOR + 1.75%	3.85%	Interest Only (4)	09/01/2022
Madison Square Mortgage Loan (6)	23,488	21,895	One-month LIBOR + 4.05% (5)	6.08%	Interest Only	10/09/2020
Total notes payable principal outstanding	350,711	328,814
Deferred financing costs, net	(3,181)	(2,271)
Total notes payable, net	$347,530	$326,543
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2019 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at September 30, 2019, where applicable.
(2) On July 19, 2019, the Springmaid Beach Resort Mortgage Loan was refinanced. See below, “- Recent Financing Transactions - Refinancing of the Springmaid Beach Resort Mortgage Loan.” As of September 30, 2019, $56.9 million of the Springmaid Beach Resort Mortgage Loan was outstanding and $10.0 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(3) As of September 30, 2019, $8.7 million had been disbursed to the Company and up to $0.8 million is available for future disbursements to be used for tenant improvement costs, capital improvements costs and leasing commissions, subject to certain terms and conditions contained in the loan documents. On November 4, 2019, in connection with the disposition of 2200 Paseo Verde, the Company repaid the $8.7 million outstanding principal balance due under the 2200 Paseo Verde Mortgage Loan.
(4) On August 30, 2019, the Lofts at NoHo Commons Mortgage Loan was refinanced. See below, “- Recent Financing Transactions - Refinancing of the Lofts at NoHo Commons Mortgage Loan.”
(5) As of September 30, 2019, $96.0 million had been disbursed to the Company and up to $7.4 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning October 1, 2020, monthly payments will include principal and interest with principal payments of $110,000 or, in the event the Company repays any principal of the loan amount, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%, subject to certain terms and conditions contained in the loan documents.
(6) As of September 30, 2019, $23.5 million had been disbursed to the Company and up to $10.6 million is available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents. The Madison Square Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%. The property securing this mortgage loan was formerly known as Grace Court and was re-named Madison Square in connection with the Company’s re-branding strategy of the property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

During the three and nine months ended September 30, 2019, the Company incurred $5.2 million and $15.2 million, respectively, of interest expense. During the three and nine months ended September 30, 2018, the Company incurred $3.4 million and $9.7 million, respectively, of interest expense. Included in interest expense was: (i) the amortization of deferred financing costs of $0.5 million and $1.3 million for the three and nine months ended September 30, 2019, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2018, respectively, (ii) an unrealized loss of $47,000 and $53,000 on interest rate cap agreements for the three and nine months ended September 30, 2019, respectively, and an unrealized gain of $1,000 and $11,000 on interest rate cap agreements for the three and nine months ended September 30, 2018, respectively, and (iii) $0.1 million and $0.4 million of interest on finance leases for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively. Additionally, during the three and nine months ended September 30, 2018, the Company capitalized interest to building and improvements related to its redevelopment project at 210 West 31st Street of $1.3 million and $3.9 million, respectively. As of September 30, 2019 and December 31, 2018, the Company’s interest payable was $1.1 million and $1.4 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2019 (in thousands):

October 1, 2019 through December 31, 2019	$57,585
2020	68,462
2021	76,575
2022	148,089
$350,711

The Company’s notes payable contain financial and non-financial debt covenants. As of September 30, 2019, the Company was in compliance with all debt covenants, except that the borrower under the Madison Square Mortgage Loan was out of debt service coverage compliance. Such non-compliance does not constitute an event of default under the loan agreement. As a result of such non-compliance, the Company is required to maintain an interest shortfall reserve.
Recent Financing Transactions
Refinancing of the Springmaid Beach Resort Mortgage Loan
On December 30, 2014, the Company, through a joint venture (“Springmaid Property JV”) between the Company’s indirect wholly owned subsidiary and IC Myrtle Beach Holdings LLC (the “JV Partner”), acquired a 30-acre property, containing a 491-room hotel, a 36,000 square foot conference center and a 187-unit recreational vehicle campground located at 3200 S. Ocean Boulevard, Myrtle Beach, South Carolina (the “Springmaid Beach Resort”). In connection with the acquisition of the Springmaid Beach Resort, Springmaid Property JV entered a lease agreement for the hotel portion of the Springmaid Beach Resort, which includes the resort and conference center, with a joint venture (“Springmaid Operations JV”) between the Company’s indirect wholly owned subsidiary which the Company has elected to treat as a TRS and the JV Partner. The Company owns a 90% equity interest in the joint ventures. In connection with the acquisition of the Springmaid Beach Resort, Springmaid Property JV, as borrower, and Springmaid Operations JV, as operating lessee, entered into a mortgage loan with an unaffiliated lender, for borrowings of up to $38.0 million, secured by the Springmaid Beach Resort (the “Springmaid Beach Resort Mortgage Loan”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

On July 19, 2019, the joint ventures closed the refinancing of the Springmaid Beach Resort Mortgage Loan with unaffiliated lenders (the “Springmaid Refinancing”). The joint ventures repaid $36.9 million of principal in satisfaction of the Springmaid Beach Resort Mortgage Loan. The Springmaid Refinancing was comprised of a maximum loan amount of up to $67.0 million, comprised of a mortgage loan of up to $65.3 million and a mezzanine loan amount of up to $1.7 million. At closing, $57.0 million of the Springmaid Refinancing was funded and the remaining $10.0 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents.
The loans under the Springmaid Refinancing mature on August 10, 2022, with two one-year extension options, subject to certain terms and conditions contained in the loan documents. Monthly payments include principal and interest with principal payments of $0.1 million, with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. The weighted-average interest rate is 350 basis points plus the higher of one-month LIBOR or 225 basis points. The joint ventures entered into interest rate caps that effectively limits one-month LIBOR at 4.0% on $65.3 million and $1.7 million, effective July 25, 2019 through August 10, 2021. The joint ventures have the right to prepay all or a portion of the Refinancing, subject to certain fees and conditions contained in the loan documents.
Pacific Oak SOR US Properties II LLC (“SOR US Properties II”), the Company’s indirect wholly owned subsidiary, provided a guaranty of (i) the principal balance and any interest or other sums outstanding under the Refinancing in the event of certain bankruptcy or insolvency proceedings involving Springmaid Property JV, Springmaid Operations JV or SOR US Properties II or any affiliate thereof, the transfer of Springmaid Property JV’s interest in the property in violation of the loan documents, and certain other events as described in the loan documents and (ii) the payment of certain liabilities, losses or damages incurred by the lender as a result of certain intentional acts committed by Springmaid Property JV or Springmaid Operations JV, the fraud or intentional misrepresentation by Springmaid Property JV, Springmaid Operations JV or SOR US Properties II in connection with the loan or the loan documents, and certain other events as described in the loan documents.
Refinancing of the Lofts at NoHo Commons Mortgage Loan
On November 16, 2016, the Company, through a joint venture (the “Lofts at NoHo Commons JV”) between the Company’s indirect wholly owned subsidiary and Noho Commons Pacific Investors LLC (the “Lofts at NoHo Commons JV Partner”), acquired a 292-unit apartment building in North Hollywood, California (the “Lofts at NoHo Commons”). The Company owns a 90% equity interest in the Lofts at NoHo Commons JV. The Lofts at NoHo Commons JV Partner is the managing member of the joint venture; however, its authority is limited, as the Company must give approval of major decisions involving the business of the joint venture or the Lofts at NoHo Commons and its operations, in the manner set forth in the joint venture agreement. In connection with the acquisition of the Lofts at NoHo Commons, the Lofts at NoHo Commons JV entered into a multifamily loan and security agreement with an unaffiliated lender, for borrowings of $72.1 million, secured by the Lofts at NoHo Commons (the “Lofts at NoHo Commons Mortgage Loan”).
On August 30, 2019, the joint venture closed the refinancing of the Lofts at NoHo Commons Mortgage Loan with an unaffiliated lender (the “Lofts at NoHo Commons Refinancing”). The joint venture repaid $72.1 million of principal in satisfaction of the Lofts at NoHo Commons Mortgage Loan. The Lofts at NoHo Commons Refinancing was comprised of a maximum loan amount of up to $76.0 million. At closing, $73.9 million of the Lofts at NoHo Commons Refinancing was funded and the remaining $2.1 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents.
The loan under the Lofts at NoHo Commons Refinancing matures on September 9, 2021, with three-one year extension options, subject to certain terms and conditions contained in the loan documents. The loan under the Lofts at NoHo Commons Refinancing bears an interest rate at higher of a floating rate of 218 basis points over one-month LIBOR or 3.93%. The joint venture entered into interest rate caps that effectively limits one-month LIBOR at 3.50% on $76.0 million. The joint venture have the right to prepay all or a portion of the Lofts at NoHo Commons Refinancing, subject to certain fees and conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

SOR US Properties II provided a guaranty of (i) the principal balance and any interest or other sums outstanding under the Lofts at NoHo Commons Refinancing in the event of certain bankruptcy or insolvency proceedings involving the Lofts at NoHo Commons JV or SOR US Properties II or any affiliate thereof, the transfer of the Lofts at NoHo Commons JV’s interest in the property in violation of the loan documents, and certain other events as described in the loan documents and (ii) the payment of certain liabilities, losses or damages incurred by the lender as a result of certain intentional acts committed by the Lofts at NoHo Commons JV, the fraud or intentional misrepresentation by the Lofts at NoHo Commons JV or SOR US Properties II in connection with the loan or the loan documents, and certain other events as described in the loan documents.

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
As of September 30, 2019, the Company had five interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of September 30, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	September 30, 2019	December 31, 2018	Balance Sheet Location
Interest Rate Cap	07/25/2019	08/10/2021	$65,325	One-month LIBOR at 4.00%	$—	$—	Prepaid expenses and other assets
Interest Rate Cap	07/25/2019	08/10/2021	1,675	One-month LIBOR at 4.00%	—	—	Prepaid expenses and other assets
Interest Rate Cap	08/30/2019	09/15/2021	75,950	One-month LIBOR at 3.50%	1	—	Prepaid expenses and other assets
Interest Rate Cap	12/01/2016	12/01/2019	47,110	One-month LIBOR at 3.00%	—	4	Prepaid expenses and other assets
Interest Rate Cap	10/03/2017	10/15/2019	34,125	One-month LIBOR at 3.00%	—	2	Prepaid expenses and other assets
Interest Rate Cap	12/30/2018	06/30/2019	26,000	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Interest Rate Cap	01/03/2019	06/01/2019	23,551	One-month LIBOR at 3.00%	—	—	Prepaid expenses and other assets
Total Derivative Instruments not designated as hedging instruments					$1	$6

During the three and nine months ended September 30, 2019, the Company recorded an unrealized loss of $47,000 and $53,000 on interest rate cap agreements, which was included in interest expense on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2018, the Company recorded an unrealized gain of $1,000 and $11,000 on interest rate cap agreements, which is included as an offset to interest expense on the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
During the nine months ended September 30, 2019, the Company recorded a foreign currency gain of $77,000 on the foreign currency forward contract, which is included as an offset to general and administrative expenses on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2018, the Company recorded a foreign currency gain of $22,000 and $73,000, respectively, on the foreign currency forward contract, which is included as an offset to general and administrative expenses on the accompanying consolidated statements of operations. The fair value of the foreign currency forward contract was $0.1 million asset as of December 31, 2018, which is included in prepaid expenses and other assets on the accompanying balance sheets.

9. FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
•Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of September 30, 2019 and December 31, 2018, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liability:
Notes payable	$350,711	$347,530	$351,811	$328,814	$326,543	$329,588

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
As of September 30, 2019, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$9,818	$9,818	$—	$—
Asset derivatives - interest rate caps	$1	$—	$1	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

10. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and dealer manager agreements with the Dealer Manager, with respect to the Private Offering and the Public Offering. These agreements entitled the Advisor and the Dealer Manager to specified fees upon the provision of certain offering-related services and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as described in the Advisory Agreement. The Advisor also serves or has served as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), Pacific Oak Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”). The Dealer Manager also serves or has served as the dealer manager for the KBS dividend reinvestment plan offerings for Pacific Oak Strategic Opportunity REIT, KBS REIT III and KBS Growth & Income REIT.
On October 31, 2019, the Advisor ceased to serve as the Company’s advisor or have any advisory responsibility to the Company immediately following the filing of the Third Quarter 10-Q with the SEC. On November 1, 2019, the Company entered into an advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”). The advisory agreement is effective as of November 1, 2019 through November 1, 2020; however the Company may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with the Advisor.
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers was allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and was billed directly to each entity. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage. At renewal in June 2018, the Company, Pacific Oak Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The Company, together with Pacific Oak Strategic Opportunity REIT, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2020.
During the three and nine months ended September 30, 2019 and 2018, no other business transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2019 and 2018, respectively, and any related amounts payable as of September 30, 2019 and December 31, 2018 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2019	December 31, 2018
	2019	2018	2019	2018
Expensed
Asset management fees	$1,026	$1,020	$3,137	$2,940	$27	$22
Reimbursable operating expenses (1)	99	113	293	337	42	35
Capitalized
Acquisition fees	8	19	8	234	182	178
Additional Paid-in Capital
Sales commissions	—	190	—	614	—	—
Dealer manager fees	—	92	—	337	—	—
Stockholder servicing fees (2)	—	(2)	—	14	—	—
Reimbursable other offering costs (3)	—	45	—	174	—	—
	$1,133	$1,477	$3,438	$4,650	$251	$235
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2019 and 2018. The Advisor may seek reimbursement for certain other employee costs under the Advisory Agreement. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Reflects the stockholder servicing fee paid based on the terms of the Class T Shares. Pursuant to the terms of the Class T shares as set forth in the Articles Supplementary and Multiple Class Plan of the Company, the Company ceased accruing for stockholder servicing fees after July 31, 2018.
(3) See “Other Offering Costs” below.
During the nine months ended September 30, 2018, the Advisor reimbursed the Company $35,000 for property insurance rebates.
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
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
Through September 30, 2019, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $11.4 million. As of September 30, 2019, the Company had recorded $14.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of September 30, 2019, the Company had recorded $2.3 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of September 30, 2019 based on the 1.0% limitation described above.
In addition, as of September 30, 2019, the Advisor had incurred $0.1 million in organization and offering costs on behalf of the Company in connection with a proposed follow-on offering the Company filed with the SEC on August 10, 2017. On December 18, 2018, the Company withdrew the proposed follow-on offering.

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
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

Pursuant to the management agreement, the Operator receives the following fees:
•a base fee, which is a percentage of total operating revenue that starts at 2.5% and increases to 2.75% in the second year following the Brand Commencement Date and further increases in the third year following the Brand Commencement Date and thereafter to 3.0%;
•a campground area management fee, which is 2% of any campground revenue;
•an incentive fee, which is 15% of operating cash flow (after deduction for capital renewals reserve and the joint venture owner’s priority, which is 12% of the joint venture owner’s total investment);
•an additional services fee in the amount reasonably determined by the Operator from time to time; and
•a brand services fee in the amount of 4% of total rooms revenue, and an other brand services fee in an amount determined by the Operator from time to time.
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
During each of the three and nine months ended September 30, 2019 and 2018, the Company incurred $0.2 million and $0.5 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During each of the three and nine months ended September 30, 2019 and 2018, the Company incurred $0.1 million and $0.3 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three and nine months ended September 30, 2019, the Company incurred $0.2 million and $0.6 million, respectively, of fees related to the Marriott franchise agreement. During the three and nine months ended September 30, 2018, the Company incurred $0.2 million and $0.8 million, respectively, of fees related to the Marriott franchise agreement.
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
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

Lease Obligations
As of September 30, 2019, the Company had leasehold interests expiring on various expiration dates between October 1, 2019 and 2114. Future minimum lease payments owed by the Company under the finance leases as of September 30, 2019 are as follows (in thousands):

October 1, 2019 through December 31, 2019	$150
2020	680
2021	735
2022	935
2023	525
Thereafter	53,316
Total expected minimum lease liabilities	56,341
Less: Amount representing interest (1)	(48,150)
Present value of net minimum lease payments (2)	$8,191
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2019. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)

12. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On October 1, 2019, the Company paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of its common stock as of September 20, 2019. On November 1, 2019, the Company paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of its common stock as of October 21, 2019.
Distributions Declared
On November 7, 2019, the Company’s board of directors declared monthly distributions in the amount of $0.00799167 per share on the outstanding shares of all classes of its common stock as of November 20, 2019 and December 19, 2019, which the Company expects to pay in December 2019 and January 2020, respectively. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Real Estate Disposition Subsequent to September 30, 2019
Disposition of 2200 Paseo Verde
On November 4, 2019, the Company sold 2200 Paseo Verde to a purchaser unaffiliated with the Company, the Advisor or Pacific Oak Capital Advisors for a sales price, net of closing credits, of $18.6 million, excluding closing costs. As of September 30, 2019, the carrying value of 2200 Paseo Verde was $13.1 million, which was net of $1.9 million of accumulated depreciation and amortization.
On November 4, 2019, in connection with the disposition of 2200 Paseo Verde, the Company repaid $8.7 million of the outstanding principal balance due under the 2200 Paseo Verde mortgage loan.
Resignation of Officers
On October 31, 2019, Jeffrey K. Waldvogel notified the Board of Directors of the Company (the “Board”) of his resignation as Secretary and Treasurer of the Company effective immediately and of his resignation as Chief Financial Officer of the Company effective immediately following the filing of the Third Quarter 10-Q with SEC. Also on October 31, 2019, Stacie K. Yamane notified the Board of her resignation as Chief Accounting Officer of the Company immediately following the filing of the Third Quarter 10-Q with the SEC.
Appointment of New Chief Financial Officer
On October 31, 2019, the Board appointed Michael A. Bender to serve as Executive Vice President, Treasury, Secretary and Chief Financial Officer-Elect of the Company effective as of November 1, 2019, and as Chief Financial Officer effective immediately following the filing by the Company of the Third Quarter 10-Q with the SEC. As Chief Financial Officer, Mr. Bender will serve as principal financial officer and principal accounting officer for the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Pacific Oak Strategic Opportunity REIT II, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Pacific Oak Strategic Opportunity REIT II, Inc., a Maryland corporation, and, as required by context, Pacific Oak Strategic Opportunity Limited Partnership II, a Delaware limited partnership, which we refer to as the “Operating Partnership,” and to their subsidiaries.

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Pacific Oak Strategic Opportunity REIT II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•We depend on our advisor to conduct our operations and eventually dispose of our investments.
•Because our new advisor, Pacific Oak Capital Advisors, was recently formed, it could face challenges with employee hiring and retention, information technology, vendor relationships, and funding; if Pacific Oak Capital Advisors faces challenges in performing its obligations to us, it could negatively impact our ability to achieve our investment objectives.
•All of our executive officers, our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our former or current advisor, our dealer manager and other KBS or Pacific Oak-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS or Pacific Oak-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.
•We raised substantially less than the maximum offering amount in our initial public offering. Therefore, our portfolio of properties may not be as diverse as it otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets.
•Our advisor and its affiliates receive fees in connection with transactions involving the management of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increase our stockholders’ risk of loss.
•Our distribution policy is generally not to use offering proceeds to pay distributions. However, we may pay distributions from any source, including, without limitation, from offering proceeds or borrowings (which may constitute a return of capital). If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.
•Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.
•Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.
•Our opportunistic property-acquisition strategy involves a higher risk of loss than would a strategy of investing in stabilized properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Our estimated net asset value per share does not currently represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange.
•Certain of our debt obligations have variable interest rates and related payments that vary with the movement of LIBOR or other indexes. Increases in these indexes could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
All forward-looking statements should be read in light of the risks identified herein in Part II, Item 1A “Risk Factors” and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”).

Overview
We were formed on February 6, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2014. We have no employees and KBS Capital Advisors LLC (“KBS Capital Advisors”) has served as our external advisor since commencement of the private offering. On October 31, 2019, KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us immediately following the filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2019 (the “Third Quarter 10-Q”) with the SEC. On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”). The new advisory agreement is effective as of November 1, 2019 through November 1, 2020; however we may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with KBS Capital Advisor. As our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and managed our portfolio of real estate properties and real estate-related investments. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf.
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
We have used substantially all of the net proceeds from our offerings to invest in and manage a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of September 30, 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of September 30, 2019, we had entered into a consolidated joint venture to develop one retail property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
We sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $228.6 million in our initial public primary offering. As of September 30, 2019, we had sold 699,941 and 312,627 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $9.4 million. Also as of September 30, 2019, we had redeemed 710,444 and 104,330 shares of Class A and Class T common stock, respectively, for $7.3 million.
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
To date, we have had five primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Proceeds from the sale of real estate and the repayment of a real estate loan receivable;
•Debt financings; and
•Cash flow generated by our real estate investments.
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
As of September 30, 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of September 30, 2019, we had entered into a consolidated joint venture to develop one retail property.
Our office and apartment properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2019, we owned four office properties that were 72% occupied and one apartment property that was 96% occupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the nine months ended September 30, 2019 and 2018:

Property	Number of Rooms	Percentage Occupied for the Nine Months Ended September 30,		Average Daily Rate for the Nine Months Ended September 30,		Average Revenue per Available Room for the Nine Months Ended September 30,
		2019	2018	2019	2018	2019	2018
Springmaid Beach Resort	452	69.1%	65.7%	$149.36	$170.09	$103.22	$111.78
Q&C Hotel	196	72.4%	75.7%	$165.42	$158.08	$120.39	$119.61

Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of September 30, 2019, we had an investment in real estate equity securities outstanding with a total book value of $9.8 million.
As of September 30, 2019, we had mortgage debt obligations in the aggregate principal amount of $350.7 million, with a weighted-average remaining term of 1.9 years. As of September 30, 2019, an aggregate amount of $32.5 million was available under our mortgage loans for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and expenses and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
We expect to use our capital resources to make certain payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing services to us. On October 31, 2019, KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us. On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors. The new advisory agreement is effective as of November 1, 2019 through November 1, 2020; however we may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with KBS Capital Advisor.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2019 did not exceed the charter imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of September 30, 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of September 30, 2019, we had entered into a consolidated joint venture to develop one retail property. During the nine months ended September 30, 2019, net cash provided by operating activities was $1.9 million. We expect that our cash flows from operating activities will generally increase in future periods as a result of leasing additional space that is currently unoccupied.
Cash Flows from Investing Activities
Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2019 and primarily consisted of the following:
•$9.8 million of improvements to real estate;
•$5.1 million of distribution of capital from unconsolidated joint venture;
•$0.4 million of payments for a construction project; and
•$0.1 million of proceeds from termination of derivative instruments.
Cash Flows from Financing Activities
Net cash provided by financing activities was $13.8 million for the nine months ended September 30, 2019 and primarily consisted of the following:
•$19.6 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $135.8 million, partially offset by principal payments on notes payable of $113.9 million and payment of deferred financing costs of $2.3 million;
•$2.9 million of cash used for redemptions of common stock;
•$1.9 million of distributions to noncontrolling interest;
•$1.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.8 million;
•$0.2 million of noncontrolling interest contributions; and
•$0.2 million of principal payments on finance lease obligations.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. We expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2019, our borrowings and other liabilities were approximately 61% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$350,711	$57,585	$145,037	$148,089	$—
Interest payments on outstanding debt obligations (2)	29,015	4,019	20,811	4,185	—
Finance lease liabilities	56,341	150	1,415	1,460	53,316
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2019. We incurred interest expense of $13.9 million, excluding amortization of deferred financing costs of $1.3 million for the nine months ended September 30, 2019.

Results of Operations
Overview
As of September 30, 2018 and 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities. Additionally, as of September 30, 2018 and 2019, we had entered into a consolidated joint venture to develop one retail property. We funded the acquisitions of these investments with proceeds from our terminated offerings and debt financing. Our results of operations for the three and nine months ended September 30, 2019 are not indicative of those in future periods as we expect that our revenue and expenses related to our portfolio will increase in future periods as the occupancies at our properties stabilize as discussed below. Our investment objectives include acquiring properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.  As of September 30, 2019, the occupancy in our properties has not been stabilized. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and improving our properties but decrease due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended September 30, 2019 versus the three months ended September 30, 2018
The following table provides summary information about our results of operations for the three months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2019	2018
Office revenues	$7,358	$7,515	$(157)	(2)%	$—	$(157)
Hotel revenues	9,271	10,461	(1,190)	(11)%	—	(1,190)
Apartment revenues	2,014	1,940	74	4%	—	74
Dividend income from real estate equity securities	104	77	27	35%	27	—
Office expenses	3,493	3,241	252	8%	—	252
Hotel expenses	6,249	6,106	143	2%	—	143
Apartment expenses	927	976	(49)	(5)%	—	(49)
Asset management fees to affiliate	1,026	1,020	6	1%	—	6
General and administrative expenses	892	704	188	27%	n/a	n/a
Depreciation and amortization	5,133	5,150	(17)	—%	—	(17)
Interest expense	5,210	3,435	1,775	52%	—	1,775
Impairment charge on real estate	—	4,245	(4,245)	(100)%		(4,245)
Other interest income	125	105	20	19%	n/a	n/a
Equity in income of unconsolidated entity	—	94	(94)	(100)%	—	(94)
Gain (loss) on real estate equity securities	1,253	(486)	1,739	(358)%	1,739	—
Loss on extinguishment of debt	(90)	—	(90)	(100)%	—	(90)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 related to real estate-related investments acquired on or after July 1, 2018.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Office revenues decreased slightly from $7.5 million for the three months ended September 30, 2018 to $7.4 million for the three months ended September 30, 2019. The occupancy of our office properties, collectively, held throughout both periods remained consistent at 72% as of September 30, 2019 and 2018, respectively. We expect office revenues to vary in future periods based on occupancy and rental rates of our office properties.
Hotel revenues decreased from $10.5 million for the three months ended September 30, 2018 to $9.3 million for the three months ended September 30, 2019, primarily due to a decrease in hotel room revenues collected as a result of a decrease in average daily rate at Springmaid Beach Resort and a decrease in occupancy at Q&C Hotel. The average daily rate at Springmaid Beach Resort decreased from $192.42 for the three months ended September 30, 2018 to $166.22 for the three months ended September 30, 2019. Springmaid Beach Resort occupancy decreased from 81.3% for the three months ended September 30, 2018 to 80.7% for the three months ended September 30, 2019. The average daily rate at Q&C Hotel increased from $127.99 for the three months ended September 30, 2018 to $139.35 for the three months ended September 30, 2019. Q&C Hotel occupancy decreased from 66.2% for the three months ended September 30, 2018 to 58.9% for the three months ended September 30, 2019. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Apartment revenues increased slightly from $1.9 million for the three months ended September 30, 2018 to $2.0 million for the three months ended September 30, 2019, primarily due to increased occupancy. The occupancy of our apartment property increased from 91% as of September 30, 2018 to 96% as of September 30, 2019. We expect apartment revenues to vary in future periods depending on occupancy and rental rates.
Dividend income from real estate equity securities increased from $77,000 for the three months ended September 30, 2018 to $104,000 for the three months ended September 30, 2019 due to the acquisition of real estate equity securities. We expect dividend income from real estate equity securities to vary in future periods as a result of declaration of dividends and to the extent we buy or sell any securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Office expenses increased from $3.2 million for the three months ended September 30, 2018 to $3.5 million for the three months ended September 30, 2019, primarily as a result of approximately $0.2 million of 210 West 31st Street expenses incurred during the three months ended September 30, 2019, which were previously capitalized to building and improvements prior to the development being placed on hold on October 1, 2018. Hotel expenses increased from $6.1 million for the three months ended September 30, 2018 to $6.2 million for the three months ended September 30, 2019, primarily due to an increase in other hotel costs. We expect total expenses to vary in future periods based on occupancy rates.
Asset management fees to affiliate remained consistent at $1.0 million for each of the three months ended September 30, 2018 and 2019. We expect asset management fees to increase in future periods as a result of any additional improvements we make to our properties. Approximately $27,000 of asset management fees incurred were payable as of September 30, 2019.
General and administrative expenses increased from $0.7 million for the three months ended September 30, 2018 to $0.9 million for the three months ended September 30, 2019, primarily due to an increase in legal costs. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses remained consistent at approximately $5.2 million for each of the three months ended September 30, 2018 and 2019. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of improvements to real estate.
Interest expense increased from $3.4 million for the three months ended September 30, 2018 to $5.2 million for the three months ended September 30, 2019, primarily as a result of approximately $1.3 million of 210 West 31st Street interest expense incurred during the three months ended September 30, 2019, which was previously capitalized to building and improvements prior to the development being placed on hold on October 1, 2018. Additionally, interest expense increased as a result of an overall increase in our total debt outstanding during the three months ended September 30, 2019. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing. The increase in interest expense due to increases in LIBOR rates would be minimized somewhat to the extent rates are above the strike rates on our interest rate cap instruments.
During the three months ended September 30, 2018, we recorded an impairment charge of $4.2 million to write-down the carrying value of 210 West 31st Street, a development property located in New York, New York, to its estimated fair value due to a change in the projected hold period and related decrease in projected cash flows.
During the three months ended September 30, 2018, we recognized $0.1 million of equity income from unconsolidated entity. We did not recognize any equity income from unconsolidated entity during the three months ended September 30, 2019 as a result of the liquidation of the underlying portfolio related to our STAM investment.
Loss on real estate equity securities was $0.5 million during the three months ended September 30, 2018. Gain on real estate equity securities was $1.3 million during the three months ended September 30, 2019. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in the share price of our investment in real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2019 versus the nine months ended September 30, 2018
The following table provides summary information about our results of operations for the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Repayments (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2019	2018
Office revenues	$21,669	$22,475	$(806)	(4)%	$—	$(806)
Hotel revenues	25,318	26,234	(916)	(3)%	—	(916)
Apartment revenues	5,979	5,459	520	10%	—	520
Dividend income from real estate equity securities	313	113	200	177%	200	—
Interest income from real estate loan receivable	—	10	(10)	(100)%	(10)	—
Office expenses	10,317	8,951	1,366	15%	—	1,366
Hotel expenses	17,560	17,161	399	2%	—	399
Apartment expenses	2,707	2,858	(151)	(5)%	—	(151)
Asset management fees to affiliate	3,137	2,940	197	7%	12	185
General and administrative expenses	2,368	1,947	421	22%	n/a	n/a
Depreciation and amortization	15,314	15,322	(8)	—%	—	(8)
Interest expense	15,197	9,740	5,457	56%	—	5,457
Impairment charge on real estate	—	4,245	(4,245)	(100)%		(4,245)
Other interest income	237	257	(20)	(8)%	n/a	n/a
Equity in income of unconsolidated entity	2,800	225	2,575	1,144%	—	2,575
Gain (loss) on real estate equity securities	2,588	(172)	2,760	(1,605)%	2,760	—
Loss on extinguishment of debt	(90)	—	(90)	(100)%	—	(90)
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 related to real estate and real estate-related investments acquired or repaid on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Office revenues decreased from $22.5 million for the nine months ended September 30, 2018 to $21.7 million for the nine months ended September 30, 2019, primarily due to a decrease in average occupancy to 70% for the nine months ended September 30, 2019 compared to 72% for the nine months ended September 30, 2018. We expect office revenues to vary in future periods based on occupancy and rental rates of our office properties.
Hotel revenues decreased from $26.2 million for the nine months ended September 30, 2018 to $25.3 million for the nine months ended September 30, 2019, primarily due to a decrease in hotel room revenues collected as a result of a decrease in average daily rate at Springmaid Beach Resort and a decrease in occupancy at Q&C Hotel. The average daily rate at Springmaid Beach Resort decreased from $170.09 for the nine months ended September 30, 2018 to $149.36 for the nine months ended September 30, 2019. Springmaid Beach Resort occupancy increased from 65.7% for the nine months ended September 30, 2018 to 69.1% for the nine months ended September 30, 2019. Q&C Hotel occupancy decreased from 75.7% for the nine months ended September 30, 2018 to 72.4% for the nine months ended September 30, 2019. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Apartment revenues increased from $5.5 million for the nine months ended September 30, 2018 to $6.0 million for the nine months ended September 30, 2019, primarily due to increased rental income collected as a result of increased occupancy. The occupancy of our apartment property increased from 91% as of September 30, 2018 to 96% as of September 30, 2019. We expect apartment revenues to vary in future periods depending on occupancy and rental rates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Dividend income from real estate equity securities increased from $0.1 million for the nine months ended September 30, 2018 to $0.3 million for the nine months ended September 30, 2019 due to the acquisition of real estate equity securities. We expect dividend income from real estate equity securities to vary in future periods as a result of declaration of dividends and to the extent we buy or sell any securities.
Office expenses increased from $9.0 million for the nine months ended September 30, 2018 to $10.3 million for the nine months ended September 30, 2019, primarily as a result of (i) approximately $0.9 million of 210 West 31st Street expenses incurred during the nine months ended September 30, 2019, which were previously capitalized to building and improvements prior to the development being placed on hold on October 1, 2018 and (ii) a $0.4 million increase in Oakland City Center owner’s association fees. Hotel expenses increased from $17.2 million for the nine months ended September 30, 2018 to $17.6 million for the nine months ended September 30, 2019, primarily due to an increase in other hotel costs. We expect total expenses to vary in future periods based on occupancy rates.
Asset management fees to affiliate increased from $2.9 million for the nine months ended September 30, 2018 to $3.1 million for the nine months ended September 30, 2019, primarily as a result of improvements made at our properties and the acquisition of real estate equity securities in 2018. We expect asset management fees to increase in future periods as a result of any additional improvements we make to our properties. Approximately $27,000 of asset management fees incurred were payable as of September 30, 2019.
General and administrative expenses increased from $1.9 million for the nine months ended September 30, 2018 to $2.4 million for the nine months ended September 30, 2019, primarily due to an increase in legal costs. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses remained consistent at approximately $15.3 million for each of the nine months ended September 30, 2018 and 2019. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of improvements to real estate.
Interest expense increased from $9.7 million for the nine months ended September 30, 2018 to $15.2 million for the nine months ended September 30, 2019, primarily as a result of approximately $3.9 million of 210 West 31st Street interest expense incurred during the nine months ended September 30, 2019, which was previously capitalized to building and improvements prior to the development being placed on hold on October 1, 2018. Additionally, interest expense increased as a result of an overall increase in our total debt outstanding during the nine months ended September 30, 2019. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing. The increase in interest expense due to increases in LIBOR rates would be minimized somewhat to the extent rates are above the strike rates on our interest rate cap instruments.
During the nine months ended September 30, 2018, we recorded an impairment charge of $4.2 million to write-down the carrying value of 210 West 31st Street, a development property located in New York, New York, to its estimated fair value due to a change in the projected hold period and related decrease in projected cash flows.
During the nine months ended September 30, 2019, we recognized $2.8 million of equity income from unconsolidated entity as a result of the liquidation of the underlying portfolio related to our STAM investment.
Loss on real estate equity securities was $0.2 million during the nine months ended September 30, 2018. Gain on real estate equity securities was $2.6 million during the nine months ended September 30, 2019. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in the share price of our investment in real estate equity securities.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, mark-to-market adjustments included in net income and loss on extinguishment of debt, are the most significant adjustments for the periods presented. We have excluded these items based on the following economic considerations:
•Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we expect to receive in a future period or rent that was received in a prior period;
•Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate;
•Mark to Market adjustments included in net income. These are fair value adjustments to derivative instruments. We have excluded these adjustments in our calculation of MFFO to more appropriately reflect core operating performance; and
•Loss on extinguishment of debt. A loss on extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2019 and 2018 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(2,557)	$(4,963)	$(6,677)	$(8,133)
Depreciation of real estate assets	3,699	3,373	10,865	9,788
Amortization of lease-related costs	1,434	1,777	4,449	5,534
(Gain) loss on real estate equity securities	(1,253)	486	(2,588)	172
Impairment charge on real estate	—	4,245	—	4,245
Adjustments for noncontrolling interests (1)	(251)	(517)	(741)	(967)
Adjustments for investment in unconsolidated entity (2)	—	(35)	(2,800)	(53)
FFO attributable to common stockholders	1,072	4,366	2,508	10,586
Straight-line rent and amortization of above- and below-market leases	(832)	(1,035)	(2,438)	(3,900)
Loss on extinguishment of debt	90	—	90	—
Unrealized loss (gain) on derivative instruments	47	(23)	(24)	(84)
Adjustments for noncontrolling interests (1)	(14)	(5)	(24)	(12)
MFFO attributable to common stockholders	363	3,303	112	6,590
Other capitalized operating expenses (3)	—	(298)	—	(998)
Adjusted MFFO attributable to common stockholders	$363	$3,005	$112	$5,592
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
Through September 30, 2019, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on our behalf in connection with our initial public offering of approximately $11.4 million. As of September 30, 2019, we had recorded $14.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of September 30, 2019, we had recorded $2.3 million of other organization and offering expenses, which amounts represent our maximum liability for organization and other offering costs as of September 30, 2019 based on the 1.0% limitation described above.

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
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow (used in) provided by operations were as follows for the first, second and third quarters of 2019 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share (1)	Distributions Declared Per Class T Share (1)	Distributions Paid (2)			Cash Flows (used in) provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2019	$1,206	$0.040	$0.040	$550	$899	$1,449	$(3,111)
Second Quarter 2019	724	0.024	0.024	276	448	724	2,899
Third Quarter 2019	724	0.024	0.024	285	439	$724	2,065
	$2,654	$0.088	$0.088	$1,111	$1,786	$2,897	$1,853
_____________________
(1) For each month commencing January 2019 through February 2019 and March 2019 through September 2019, our board of directors declared distributions per common share in the amount of $0.01598333 and $0.00799167 per share of common stock, respectively, to stockholders of record based on a monthly record date.
(2) Distributions generally are paid on a monthly basis, on or about the first business day of the following month.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
For the nine months ended September 30, 2019, we paid aggregate distributions of $2.9 million including $1.1 million distributions paid in cash and $1.8 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the nine months ended September 30, 2019 was $6.7 million and cash flow provided by operations was $1.9 million. We funded our total distributions paid for the nine months ended September 30, 2019, which includes net cash distributions and distributions reinvested by stockholders, with current period cash flow from operating activities of $1.5 million and prior period cash flow from operating activities of $1.4 million. For purposes of determining the source of distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the lessee or lessor supervises the construction and bears the risk of cost overruns;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
We lease apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. We recognize rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to our collectibility assessment are reflected as an adjustment to rental income included in office revenues and apartment revenues in our consolidated statement of operations. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in office expenses and apartment expenses in our consolidated statement of operations.  Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in office expenses and apartment expenses in our consolidated statement of operations.
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
Cash Distributions Paid
On October 1, 2019, we paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of our common stock as of September 20, 2019. On November 1, 2019, we paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of our common stock as of October 21, 2019.
Distributions Declared
On November 7, 2019, our board of directors declared monthly distributions in the amount of $0.00799167 per share on the outstanding shares of all classes of our common stock as of November 20, 2019 and December 19, 2019, which we expect to pay in December 2019 and January 2020, respectively. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Real Estate Disposition Subsequent to September 30, 2019
Disposition of 2200 Paseo Verde
On November 4, 2019, we sold 2200 Paseo Verde to a purchaser unaffiliated with us, KBS Capital Advisors or Pacific Oak Capital Advisors for a sales price, net of closing credits, of $18.6 million, excluding closing costs.
On November 4, 2019, in connection with the disposition of 2200 Paseo Verde, the Company repaid $8.7 million of the outstanding principal balance due under the 2200 Paseo Verde mortgage loan.
Resignation of Officers
On October 31, 2019, Jeffrey K. Waldvogel notified the our board of directors (the “Board”) of his resignation as Secretary and Treasurer of the Company effective immediately and of his resignation as Chief Financial Officer of the Company effective immediately following the filing of the Third Quarter 10-Q with SEC. Also on October 31, 2019, Stacie K. Yamane notified the Board of her resignation as Chief Accounting Officer of the Company immediately following the filing of the Third Quarter 10-Q with the SEC.
Appointment of New Chief Financial Officer
On October 31, 2019, the Board appointed Michael A. Bender to serve as Executive Vice President, Treasury, Secretary and our Chief Financial Officer-Elect effective as of November 1, 2019, and as Chief Financial Officer effective immediately following our filing of the Third Quarter 10-Q with the SEC. As Chief Financial Officer, Mr. Bender will serve as our principal financial officer and principal accounting officer.

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
Movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $350.7 million of variable rate debt outstanding. As of September 30, 2019, we have also entered into five interest rate cap agreements with an aggregate notional value of $224.2 million, which effectively cap one-month LIBOR. The weighted-average remaining term of the interest rate caps is 1.3 years. Based on interest rates as of September 30, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2020, interest expense on our variable rate debt would increase or decrease, respectively, by $1.3 million and $3.5 million, respectively.
The weighted-average interest rate of our variable rate debt as of September 30, 2019 was 4.9%.  The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2019 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of September 30, 2019 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of September 30, 2019, we owned real estate equity securities with a book value of $9.8 million. Based solely on the prices of real estate equity securities as of September 30, 2019, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $1.0 million.
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
In January 2019, we exhausted funds available for redemptions under our share redemption program, other than those submitted in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” for which we had $0.1 million available as of September 30, 2019. Therefore, except in limited circumstances, our stockholders will be unable to sell their shares under our share redemption program.
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year provided that $500,000 of this amount is reserved for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” As of the January 2019 redemption date, we had exhausted the amount available for ordinary redemptions, and as of September 30, 2019, we had $6.1 million outstanding and unfulfilled redemption requests representing 644,900 shares. We have $0.1 million available to fund special redemptions during the remainder of 2019. We can provide no assurances as to whether our board of directors will make additional funds available for our share redemption program.
Pacific Oak Capital Advisors has a limited operating history.
Pacific Oak Capital Advisors, our advisor, was formed in 2018 and started operating as our advisor on November 1, 2019. Keith D. Hall, our Chief Executive Officer and one of our directors, and Peter McMillan III, our Chairman of the Board and President and one of our directors, each own 50% and manage Pacific Oak Holdings, which owns and controls Pacific Oak Capital Advisors. Each of Messrs. Hall and McMillan has over 20 years of experience in investment management, including 14 years at KBS. Under their leadership, Pacific Oak has rapidly assembled a strong and experienced team of real estate, finance, accounting and other professionals, many of whom were formerly at KBS. Messrs. Hall and McMillan work together at Pacific Oak Capital Advisors with their team of key real estate and debt finance professionals. These senior real estate and debt finance professionals have been through multiple real estate cycles in their careers and have the expertise gained through hands-on experience in acquisitions, originations, asset management, dispositions, development, leasing and property and portfolio management. Pacific Oak Capital Advisors currently manages approximately $3.3 billion of real estate investments. However, because Pacific Oak Capital Advisors was recently formed, it could face challenges with employee hiring and retention, information technology, vendor relationships, and funding. We rely on our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, to provide services to us for the day-to-day operation of our business. If Pacific Oak Capital Advisors faces challenges in performing its obligations to us, it could negatively impact our ability to achieve our investment objectives.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a).During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b).Not applicable
c).We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program there are several limitations on our ability to redeem shares:
•Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held the shares for one year.
•During each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year provided that the last $0.5 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” with any excess funds being available to redeem shares not requested in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” during the December redemption date in the current year. We may, however, increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders.
•During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
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
During the nine months ended September 30, 2019, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	260,225	$9.50	(2)
February 2019	—	$—	(2)
March 2019	—	$—	(2)
April 2019	—	$—	(2)
May 2019	23,534	$9.65	(2)
June 2019	1,144	$9.65	(2)
July 2019	—	$—	(2)
August 2019	13,059	$9.65	(2)
September 2019	7,056	$9.65	(2)
Total	305,018
_____________________
(1) Pursuant to the program, as amended, we redeem shares at the purchase prices described above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2019, we redeemed $2.9 million of common stock. In January 2019, we exhausted all funds available for redemption of shares in 2019 in connection with redemption requests not made upon a stockholder’s death, “qualifying disability”, or determination of incompetence. As of September 30, 2019, we had $6.1 million outstanding and unfulfilled redemption requests representing 644,900 shares due to the limitations described above. As of September 30, 2019, we have $0.1 million available for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence” during the remainder of 2019.  Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2019, we have $1.8 million available for redemptions during 2020, subject to the limitations described above.
In addition to the redemptions under the share redemption program described above, during the nine months ended September 30, 2019, we repurchased 2,286 shares of our common stock at $8.89 per share for an aggregate price of approximately $20,000.

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

3.2	Articles of Amendment adopted on November 1, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 1, 2019

3.3	Third Amended and Restated Bylaws adopted November 1, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 1, 2019

3.4
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

3.6
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

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors, LLC, dated September 26, 2019, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 1, 2019

10.2	Loan Agreement, by and between NOHO Commons Pacific Owner LLC and Invesco CMI Investments, L.P., dated August 30, 2019

10.3
Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing and Financing Statement, by and between NOHO Commons Pacific Owner LLC, Fidelity National Tile Company and Invesco CMI Investments, L.P., dated August 30, 2019

10.4	Promissory Note, by and between NOHO Commons Pacific Owner LLC and Invesco CMI Investments, L.P., dated August 30, 2019

10.5	Guaranty of Recourse Obligations, by and between Karl Slovin, Slovin Properties, Inc. and KBS SOR US Properties II LLC, dated August 30,2019

10.6	Advisory Agreement, by and between the Company and KBS Pacific Oak Capital Advisors, dated November 1, 2019

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program adopted December 6, 2018, incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed December 11, 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.

Date:	November 8, 2019	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 8, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)