Form 10-K
period 2019-12-31
Pacific Oak Strategic Opportunity REIT II, Inc.
filed 2020-03-26
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 17, 2019, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.25 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of September 30, 2019, with the exception of the following adjustments: (i) consolidated investments in real estate properties were valued as of October 31, 2019; (ii) an adjustment to reduce cash for the amount of capital expenditures incurred in October 2019; (iii) an adjustment for disposition costs and fees incurred in connection with the disposition of 2200 Paseo Verde. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of December 17, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 29,829,329 shares of common stock held by non-affiliates as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 23, 2020, there were 17,842,301 and 12,222,529 outstanding shares of Class A and Class T common stock of the Registrant, respectively.

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
•Because our new advisor, Pacific Oak Capital Advisors, LLC, was recently formed, it could face challenges with employee hiring and retention, information technology, vendor relationships, and funding; if Pacific Oak Capital Advisors faces challenges in performing its obligations to us, it could negatively impact our ability to achieve our investment objectives.
•All of our executive officers, our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and other Pacific Oak-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other Pacific Oak-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.
•We face potential business disruptions due to the recent global outbreak of COVID-19 (Coronavirus). The virus has significantly disrupted economic markets and impacted commercial activity worldwide, including the US, and the prolonged economic impact is uncertain. Our tenants and potential tenants of the properties we own could be adversely affected by the disruption to business caused by the virus.
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

PART I
ITEM 1. BUSINESS
Overview
Pacific Oak Strategic Opportunity REIT II, Inc. (formerly known as KBS Strategic Opportunity REIT II, Inc) was formed on February 6, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2014 and it intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to Pacific Oak Strategic Opportunity REIT II, Inc. and as required by context, Pacific Oak Strategic Opportunity Limited Partnership II, a Delaware limited partnership formed on May 21, 2013 (the “Operating Partnership”), and its subsidiaries. KBS Capital Advisors LLC was previously our external advisor and on October 31, 2019 ceased to be our advisor or have any advisory responsibility to us immediately following the filing of our Quarter Report on Form 10-Q for the period ending September 30, 2019. On November 1, 2019, Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”) became our advisor. As our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and our portfolio of investments. Pacific Oak Capital Advisors also has the authority to make all of the decisions regarding our investments, subject to the limitations in our charter and the direction and oversight of our board of directors. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
KBS Capital Advisors entered a sub-advisory agreement with STAM Europe (“STAM”), a real estate operating company based in Paris, France, pursuant to which STAM would provide real estate acquisition and portfolio management services to our advisor in connection with investments in Europe. Effective April 17, 2019, STAM terminated the sub-advisory agreement with KBS Capital Advisors.
On July 3, 2013, we commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), to offer a maximum of $105,000,000 of shares of common stock for sale to certain accredited investors, of which $5,000,000 of shares were offered pursuant to our dividend reinvestment plan. We ceased offering shares in our private offering on August 11, 2014. KBS Capital Markets Group LLC, an affiliate of KBS Capital Advisors, served as the dealer manager of the offering pursuant to a dealer manager agreement and was responsible for marketing our shares in the offering.
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
We have used substantially all of the net proceeds from our offerings to invest in and manage a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of December 31, 2019, we had invested in two hotel properties, three office properties, one apartment building and owned two investments in unconsolidated joint ventures and an investment in real estate equity securities. Additionally, as of December 31, 2019, we had entered into a consolidated joint venture to develop one office/retail property.
We sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $228.6 million in our initial public offering. As of December 31, 2019, we had sold 723,641 and 333,841 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $9.8 million. Also as of December 31, 2019, we had redeemed 718,962 and 107,945 shares of Class A and Class T common stock, respectively, for $7.4 million.

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
On February 19, 2020, we, Pacific Oak Strategic Opportunity REIT, Inc. (“POSOR I”), and Pacific Oak SOR II, LLC, an indirect subsidiary of POSOR I (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, we will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity will continue as an indirect subsidiary of POSOR I. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of our company shall cease. At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of our common stock will be converted into the right to receive 0.9643 shares of POSOR I common stock. The combined company after the Merger will retain the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. See “Proposed Merger” below for more information.
Objectives and Strategies
Our primary investment objectives are:
•to preserve and return our stockholders’ capital contributions;
•to realize growth in the value of our investments; and
•to provide increasing cash distributions to our investors through increased cash flow from operations or targeted asset sales.
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
Real Estate Investments
As of December 31, 2019, we owned two hotel properties with an aggregate of 649 rooms, three office properties encompassing in the aggregate 806,115 rentable square feet which were 68% occupied and one apartment property with 292 units which was 93% occupied. Additionally, as of December 31, 2019, we had entered into a consolidated joint venture to develop one office/retail property. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investments
As of December 31, 2019, we owned an investment in real estate equity securities with a total book value of $9.9 million.
Other Investment
As of December 31, 2019, we owned two investments in unconsolidated entities. On June 28, 2016, we originated a participating loan facility to STAM in an amount up to €2.6 million ($2.9 million at closing). We funded approximately €2.1 million ($2.3 million at closing). In addition to the amount funded at closing, we also capitalized an additional $0.2 million of acquisition costs and fees. STAM used the proceeds to fund a general partner interest in a STAM-sponsored institutional real estate fund with an unrelated third party joint venture partner. The real estate fund invested in European real estate which STAM manages on behalf of the joint venture. As part of the terms of this investment with STAM, we receive a portion of the fees STAM receives from the fund. During the year ended December 31, 2019, STAM completed the liquidation of the portfolio and we recognized $2.8 million of equity in income of unconsolidated entity with respect to this investment.

On December 31, 2019, the Company acquired 13 Class A Units for $2.9 million in Pacific Oak Opportunity Zone Fund I, LLC. As of December 31, 2019, Pacific Oak Opportunity Zone Fund I consolidated two joint ventures with real estate under development.
Financing Objectives
We have financed a portion of our investments with debt. We have used debt financing in various forms in an effort to increase the size of our portfolio and potential returns to our stockholders. Access to capital is crucial to our business, since we earn income based on the spread between the yield on our investments and the cost of our borrowings. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2019 (in thousands):

	Current Maturity	Extended Maturity
2020	$79,931	$21,922
2021	76,575	37,129
2022	173,089	96,165
2023	—	25,419
2024	—	148,960
	$329,595	$329,595
We have focused our investment activities on obtaining a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate investments. Careful use of debt has helped us to achieve our diversification goals because we have more funds available for investment. We expect our debt financing to be 60% or less of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). This is our target leverage as established by our board of directors. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2019, our borrowings and other liabilities were approximately 60% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
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
Disposition Policies
The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made. Pacific Oak Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2019, we sold one office building and there were no properties classified as held for sale as of December 31, 2019. The disposition strategy is consistent with our objectives of acquiring opportunistic investments, improving the investments and timing asset sales to realize the growth in the value that was created during our hold period.

Proposed Merger
If the Merger were to occur today, the combined company’s portfolio would consist of nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, in the aggregate, approximately, 3.8 million rentable square feet and 77.7% leased occupancy (based on data as of March 24, 2020), two hotel properties, two apartment properties, one residential home portfolio consisting of 993 single-family rental homes, three investments in undeveloped land with approximately 1,000 developable acres, an investment in an office/retail property redevelopment, six investments in unconsolidated entities and four investments in real estate equity securities.
The Merger is conditioned upon receipt of the approval of the holders of a majority of our outstanding shares with respect to the Merger. In addition, the Merger Agreement provides certain termination rights for POSOR I and us. In connection with the termination of the Merger Agreement, under certain specified circumstances, we may be required to pay POSOR I a termination fee of $9.3 million.
Under the terms of the Merger Agreement, in exchange for each share of our common stock owned, our stockholders will receive 0.9643 shares of our common stock. Following the closing of the Merger, POSOR I and our stockholders are expected to own approximately 69.4% and 30.6% of the combined company, respectively. We expect the transaction to close in the second half of 2020, subject to certain closing conditions, including the approval of the merger by our stockholders.
Concurrently with the entry into the Merger Agreement, POSOR I and Pacific Oak Capital Advisors (which is also the external advisor to us) entered into the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amended POSOR I’s existing advisory agreement to provide that no acquisition fees will be paid in connection with the Merger and to set the “issue price” ($10.63 per share) of the shares issued in the Merger for purposes of calculating the Pacific Oak Capital Advisors’ incentive fee. The Merger itself will not trigger an incentive fee to Pacific Oak Capital Advisors by POSOR I or us.
Concurrently with the entry into the Merger Agreement, we and Pacific Oak Capital Advisors entered into a termination letter agreement (the “Termination Agreement”), effective as of February 19, 2020. Pursuant to the Termination Agreement, the advisory agreement between us and Pacific Oak Capital Advisors (the “POSOR II Advisory Agreement”) will be terminated at the effective time of the Merger. Also pursuant to the Termination Agreement, Pacific Oak Capital Advisors waived any disposition fee it otherwise would be entitled to receive from us with respect to the Merger. If, however, we are ultimately sold to another bidder, then Pacific Oak Capital Advisors may be entitled to a disposition fee from us in an amount as set forth in the POSOR II Advisory Agreement.
The foregoing descriptions of the Merger Agreement, the Termination Agreement and the Merger are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement and the Termination Agreement, copies of which were filed as exhibits to our Current Report on Form 8-K filed with the SEC on February 20, 2020. There is no guarantee that the Merger will be consummated.
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
Principal Executive Office
Our principal executive offices are located at 11150 Santa Monica Blvd., Suite 400, Los Angeles, California 90025. Our telephone number and web address are (424) 208-8100 and http://www.pacificoakcmg.com/offering/reit-ii.
Available Information
Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.pacificoakcmg.com/offering/reit-ii., through a link to the SEC’s website. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
Risks Related to an Investment in Us
In January 2020 we exhausted funds available for redemptions under our share redemption program, other than those submitted in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” for which we had $0.5 million available as of March 1, 2020. Therefore, except in limited circumstances, our stockholders will be unable to sell their shares under our share redemption program.
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year provided that $500,000 of this amount is reserved for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” In 2019, our net proceeds from the distribution reinvestment plan were $2.2 million. As of the January 1, 2020 redemption date, we had exhausted the amount available for ordinary redemptions, and as of March 1, 2020, we had $8.2 million outstanding and unfulfilled redemption requests representing 808,172 shares. We have $0.5 million available to fund special redemptions during the remainder of 2020. We can provide no assurances as to whether our board of directors will make additional funds available for our share redemption program.
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
Our estimated NAV per share of $10.25, as established by our board of directors on December 17, 2019, did not take into account estimated disposition costs and fees for real estate properties, entity liquidation costs, and debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations. These fees may be substantial. Thus, to the extent we consummate a merger or pursue another exit strategy in the near term, stockholders may not recover the estimated NAV per share due to the impact of these fees and costs.
Because no public trading market for our shares currently exists, it will be difficult for our investors to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to the offering price.
No public market currently exists for our shares, and at this time we have no plans to list our shares on a national securities exchange. Our charter does not require our directors to provide our stockholders with a liquidity event by a specified date or at all. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell a stockholders’ shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice to stockholders. In addition, in January 2020 we exhausted funds available for redemptions under our share redemption program, other than those submitted in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence.” Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan.

Because of the concentration of a significant portion of our assets in California, any adverse economic, real estate or business conditions in this area could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2019, our real estate investments in California represented 56.2% of our total assets. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:
•the values of our investments in commercial properties could decrease below the amounts paid for such investments;
•the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;
•revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; and/or
•revenues generated by the properties and other assets securing our loan investments could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
All of these factors could reduce our stockholders’ return and decrease the value of an investment in us.
Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19 which has been designated as a pandemic by the World Health Organization, continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to occupancy at its properties, financing arrangements, increased costs of operations, decrease in values of its investments, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

Uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, or at all, which could reduce the number of properties we may be able to acquire and the amount of cash distributions we can make to our stockholders.
The U.S. and global credit markets have in the past experienced severe dislocations and liquidity disruptions, which caused volatility in the credit spreads on prospective debt financings and constrained the availability of debt financing due to the reluctance of lenders to offer financing at high leverage ratios. Similar conditions in the future could adversely impact our ability to access additional debt financing on reasonable terms or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions.
If mortgage debt or unsecured debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt or unsecured debt, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms.
If interest rates are higher or other financing terms, such as principal amortization, the need for a corporate guaranty, or other terms are not as favorable when we refinance debt or issue new debt, our income could be reduced. To the extent we are unable to refinance debt on reasonable terms, at appropriate times or at all, we may be required to sell properties on terms that are not advantageous to us, or that could result in the foreclosure of such properties. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or borrowing more money.
Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer.
We depend on Pacific Oak Capital Advisors, its affiliates and the key real estate and debt finance professionals at Pacific Oak Capital Advisors to manage our operations and our portfolio of real estate-related loans, opportunistic real estate, real estate equity securities and other real estate-related investments. Our advisor depends upon the fees and other compensation that it receives from us and other Pacific Oak-sponsored public programs in connection with the origination, purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of Pacific Oak Capital Advisors or its affiliates or our relationship with Pacific Oak Capital Advisors or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.
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

For the year ended December 31, 2019, we paid aggregate distributions of $3.6 million, including $1.4 million of distributions paid in cash and $2.2 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2019 was $7.5 million and cash flow used in operations was $0.1 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders with $5.7 million of prior period cash flow from operating activities in excess of distributions paid. For purposes of determining the source of distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
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
Our success depends to a significant degree upon the contributions of Keith D. Hall and Peter McMillan III, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Hall or McMillan. Messrs. Hall and McMillan may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to retain or obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in us may decline. Furthermore, some or all of these individuals may become employees of another Pacific Oak-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other Pacific Oak-sponsored programs. If these events occur, our operating performance and the return on an investment in us could suffer.
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
A security breach or other significant disruption involving our IT networks and related systems could:
•disrupt the proper functioning of our networks and systems and therefore our operations;
•result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•damage our reputation among our stockholders.
In addition, we rely on the security systems of our third-party managers and franchisors to protect proprietary and customer information from these threats.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.
Risks Related to Conflicts of Interest
Pacific Oak Capital Advisors and its affiliates, including all of our executive officers and our affiliated directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other Pacific Oak-sponsored programs and Pacific Oak-advised investors, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other Pacific Oak-affiliated entities. Pacific Oak Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with Pacific Oak Capital Advisors and its affiliates, including the advisory agreement and the dealer manager agreement;
•offerings of equity by us, which entitle Pacific Oak Capital Markets Group to dealer-manager fees and will likely entitle Pacific Oak Capital Advisors to increased acquisition and origination fees and asset management fees;
•sales of investments, which entitle Pacific Oak Capital Advisors to disposition fees and possible subordinated incentive fees;
•acquisitions of investments and originations of loans, which entitle Pacific Oak Capital Advisors to acquisition and origination fees based on the cost of the investment and asset management fees and, in the case of acquisitions of investments from other Pacific Oak-sponsored programs, might entitle affiliates of Pacific Oak Capital Advisors to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•borrowings to acquire investments and to originate loans, which borrowings increase the acquisition and origination fees payable to Pacific Oak Capital Advisors;
•whether and when we seek to list our common stock on a national securities exchange, which listing could entitle Pacific Oak Capital Advisors to a subordinated incentive fee; and
•whether and when we seek to sell the company or its assets, which sale could entitle Pacific Oak Capital Advisors to a disposition fee and/or a subordinated incentive fee.
The fees our advisor receives in connection with transactions involving the acquisition or origination of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increase our stockholders’ risk of loss.
Further, existing and future Pacific Oak-sponsored programs and Pacific Oak-advised investors and Messrs. Hall and McMillan generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate-related investments.
Pacific Oak Capital Advisors and the key real estate professionals associated with Pacific Oak Capital Advisors face conflicts of interest relating to the leasing and disposition of properties due to their relationship with other real estate programs and such conflicts may not be resolved in our favor, which could limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall investment return.
We rely on our sponsor, Pacific Oak Holding Group, LLC, and other key real estate professionals at our advisor, including Messrs. Hall and McMillan, to identify suitable investment opportunities for us and to supervise the property management and leasing and eventual disposition of properties. POSOR I is also advised by Pacific Oak Capital Advisors. Keppel Pacific Oak US REIT is externally managed by a joint venture between (i) an entity in which Messrs. Hall and McMillan have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with us, and has also engaged Pacific Oak Capital Advisors to act as its asset manager in the United States. Through Pacific Oak Capital Advisors these programs rely on many of the same real estate and debt finance professionals as will future programs advised by our advisor or professionals associated with our advisor. As such, we and other programs that currently have funds available for investment rely on many of the same real estate and debt finance professionals employed by Pacific Oak Capital Advisors, as will future Pacific Oak-sponsored programs, Pacific Oak-advised investors and other programs sponsored by Messrs. Hall and McMillan. Many investment opportunities that are suitable for us may also be suitable for other programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any program or investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor.
In addition, we and other programs advised by Pacific Oak Capital Advisors and its affiliates or key real estate professionals, rely on our sponsor and other key real estate professionals at our advisor to sell our properties. These programs and Pacific Oak-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by other programs they advise when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to pay distributions and reduce our stockholders’ overall investment return.
Pacific Oak Capital Advisors will face conflicts of interest relating to joint ventures that we may form with affiliates of Pacific Oak Capital Advisors, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by a majority of our independent directors, we may enter into joint venture agreements with other Pacific Oak-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. Pacific Oak Capital Advisors and its affiliates, the advisors to the other Pacific Oak-sponsored programs and the investment advisers to Pacific Oak-advised investors, have some of the same executive officers, directors and other key real estate and debt finance professionals; and these persons will face conflicts of interest in determining which Pacific Oak program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Pacific Oak-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Pacific Oak-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Pacific Oak-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and our investors’ detriment.

Pacific Oak Capital Advisors, the real estate and debt finance professionals assembled by our advisor, their affiliates and our officers face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on Pacific Oak Capital Advisors and the real estate, management, accounting and debt finance professionals our advisor has assembled, including Messrs. Hall, McMillan and Michael A. Bender for the day-to-day operation of our business. Messrs. Hall, McMillan, and Bender are executive officers of POSOR I. As a result of their interests in other Pacific Oak programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Hall, McMillan and Bender face conflicts of interest in allocating their time among us, POSOR I, Pacific Oak Capital Advisors and other Pacific Oak-sponsored programs as well as other business activities in which they are involved. In addition, Pacific Oak Capital Advisors and their affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another Pacific Oak-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other Pacific Oak-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investments, may decline.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in Pacific Oak Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and other key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and other affiliated Pacific Oak entities. Through Pacific Oak-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets and through Pacific Oak Capital Advisors and its affiliates these persons serve as the advisor to POSOR I and other Pacific Oak-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Hall and McMillan and existing and future Pacific Oak-sponsored programs and Pacific Oak-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our board of directors’ loyalties to POSOR I and Keppel Pacific Oak US REIT and possibly to future Pacific Oak-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another Pacific Oak-sponsored program at our expense.
Three of our directors, including one of our independent directors, Mr. Yee, are also directors of POSOR I. In addition, one of our directors, Mr. McMillan, is also a director of Keppel Pacific Oak US REIT. The loyalties of our directors serving on the boards of directors of POSOR I and Keppel Pacific Oak US REIT, or possibly on the boards of directors of future Pacific Oak-sponsored programs, may influence the judgment of our board when considering issues for us that also may affect other Pacific Oak-sponsored programs, such as the following:
•The conflicts committee of our board must evaluate the performance of Pacific Oak Capital Advisors with respect to whether Pacific Oak Capital Advisors is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other Pacific Oak-sponsored programs or if our advisor is giving preferential treatment to other Pacific Oak-sponsored programs in this regard, the conflicts committee may not be well suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.

•We could enter into transactions with other Pacific Oak-sponsored programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle Pacific Oak Capital Advisors or its affiliates to fees and other compensation from both parties to the transaction. For example, acquisitions from other Pacific Oak-sponsored programs might entitle Pacific Oak Capital Advisors or its affiliates to disposition fees and possible subordinated incentive fees in connection with its services for the seller in addition to acquisition and origination fees and other fees that we might pay to Pacific Oak Capital Advisors in connection with such transaction. Similarly, property sales to other Pacific Oak-sponsored programs might entitle Pacific Oak Capital Advisors or its affiliates to acquisition and origination fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to Pacific Oak Capital Advisors in connection with such transaction. Decisions of our board of directors and the conflicts committee regarding the terms of those transactions may be influenced by our board’s and the conflicts committee’s loyalties to such other Pacific Oak-sponsored programs.
•A decision of our board of directors or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that such offering would compete with an offering of other Pacific Oak-sponsored programs.
•A decision of our board of directors or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other Pacific Oak-sponsored programs.
•A decision of our board of directors or the conflicts committee regarding whether and when we seek to list our shares of common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts for other Pacific Oak-sponsored programs, depending on the price at which our shares trade.
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
Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:
•pursuant to Section 3(a)(1)(A) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or
•pursuant to Section 3(a)(1)(C) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).
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
On December 17, 2019, our board of directors approved an estimated NAV per share of our common stock of $10.25 based on the estimated value of the our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of the following adjustments: (i) our consolidated investments in real estate properties were valued as of October 31, 2019; (ii) an adjustment to reduce cash for the amount of capital expenditures incurred in October 2019; (iii) an adjustment for disposition costs and fees incurred in connection with the disposition of 2200 Paseo Verde. Other than the adjustments, there were no material changes between September 30, 2019 and December 17, 2019 that impacted the overall estimated NAV per share. We are providing this estimated NAV per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
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
Accordingly, with respect to our estimated NAV per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at our estimated NAV per share;
•a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;
•our shares of common stock would trade at our estimated NAV per share on a national securities exchange;
•a third party would offer our estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;
•another independent third-party appraiser or third-party valuation firm would agree with our estimated NAV per share; or
•the methodology used to determine our estimated NAV per share would be acceptable to FINRA for compliance with ERISA reporting requirements.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”

Payment of fees to Pacific Oak Capital Advisors and its affiliates reduces cash available for distribution and increases the risk that stockholders will not be able to recover the amount of an investment in our shares.
Pacific Oak Capital Advisors and its affiliates perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We pay them substantial fees for these services, which will result in immediate dilution to the value of an investment in us and reduce the amount of cash available for distribution to stockholders. Compensation to be paid to our advisor may be increased without stockholder approval, which would further dilute our stockholders’ investment and reduce the amount of cash available for distribution to stockholders.
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
KBS Capital Advisors has only invested $200,000 in us through the purchase of 21,739 shares of our Class A common stock at $9.20 per share. In addition, Messrs. Hall and McMillan, through their ownership interest in Willowbrook Capital Group LLC have invested $2,000,000 in us through the purchase of 240,211 shares of our Class A common stock at $8.33 per share. Therefore, our former sponsor and current sponsor have have little exposure to loss in the value of our shares. Without this exposure, our stockholders may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
We intend to invest in a portfolio of real estate-related loans, opportunistic real estate, real estate equity securities and other real estate-related investments, including direct investments in opportunistic real estate. Each of these investments will be subject to the risks typically associated with real estate. Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the properties securing the loans drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:
•natural disasters such as hurricanes, earthquakes, floods and pandemics;
•acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•adverse changes in national and local economic and real estate conditions;
•an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•costs of remediation and liabilities associated with environmental conditions affecting properties; and
•the potential for uninsured or under insured property losses.
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
Hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. Generally, we will be responsible for the costs of these capital improvements, which gives rise to the following risks:
•cost overruns and delays;
•renovations can be disruptive to operations and can displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;
•the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and
•the risk that the return on our investment in these capital improvements will not be what we expect.
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
Adverse weather conditions may disrupt operations and influence revenues at our hotels. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods. In particular, Springmaid Beach Resort Hotel, which represented 10% of our total assets as of December 31, 2019 is located in Myrtle Beach, South Carolina, an area that sustained significant damage from Hurricane Matthew in October 2016, which resulted in a number of rooms being offline during the year ended December 31, 2017. As of December 31, 2017, no rooms remained out of service. The pier was destroyed and certain restaurants and stores had been closed. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to 3% of replacement cost per incident.

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
We are subject to the risk of increased hotel operating expenses, including, but not limited to, the following cost elements:
•wage and benefit costs;
•repair and maintenance expenses;
•employee liabilities;
•energy costs;
•property taxes;
•insurance costs;
•other operating expenses; and
•the risk that the return on our investment in these capital improvements will not be what we expect.
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
Our TRSs will lease and hold some of our hotels and may enter into franchise or license agreements with nationally recognized hotel brands. These franchise agreements may contain specific standards for, and restrictions and limitations on, the operation and maintenance of any hotels we may acquire in order to maintain uniformity within the franchiser system. We expect that franchisers will periodically inspect our properties to ensure that we maintain their standards. We do not know whether those limitations may restrict our business plans tailored to each property and to each market.
The standards are subject to change over time, in some cases at the direction of the franchiser, and may restrict our TRS’s ability, as franchisee, to make improvements or modifications to a property without the consent of the franchiser. Conversely, as a condition to the maintenance of a franchise license, a franchiser could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. Action or inaction on our part or by our TRS could result in a breach of those standards or other terms and conditions of the franchise agreements and could result in the loss or termination of a franchise license.
In connection with terminating or changing the franchise affiliation of a property, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the property covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchiser. A loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and cash flows, including our ability to service debt and pay distributions to our stockholders.

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
We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedging products may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedge may not match the duration of the related liability or asset;
•the amount of income that a REIT may earn from hedging transactions to offset losses due to fluctuations in interest rates is limited by federal tax provisions governing REITs;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•the party owing money in the hedging transaction may default on its obligation to pay; and
•we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
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

Market values of our real estate-related investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults related to the collateral, increases in voluntary prepayments for our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies and global recession or significant declines in the overall economy.
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
We have entered into, and may continue to enter into, joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
•that our co-venturer or partner in an investment could become insolvent or bankrupt;
•that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;
•that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or
•that disputes between us and our co-venturer or partner in an investment could result in litigation, thereby increasing our expenses and preventing our executive officers and directors from focusing available time and effort on our ongoing business operations.
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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we may enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing Pacific Oak Capital Advisors as our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.
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
Changes to the LIBOR settling process and potential phasing out of LIBOR after 2021 could adversely affect our ability to make distributions to our stockholders.
As of December 31, 2019, we have $329.6 million variable rate debt outstanding for which we pay interest based on the London Interbank Offered Rate (“LIBOR”). LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.

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
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates (a maximum rate of 35% applied through 2017, with a 21% rate beginning 2018). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2014. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local or other tax liabilities that reduce our cash flow and our ability to pay distributions to our stockholders.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
•If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
•If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.
•Any domestic taxable REIT subsidiary, or TRS, of ours will be subject to U.S. federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax. We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.
•We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to pay distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.
If our operating partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service (“Internal Revenue Service” or “IRS”) were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.
The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.
Our acquisition of debt or securities investments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for U.S. federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for U.S. federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Department of the Treasury regulations (“Treasury Regulations”), the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for U.S. federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for U.S. federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.

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
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of your investment. In the event in-kind distributions are made, your tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to you during such year.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% (25% for taxable years before 2018) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the purpose of the instrument is to (i) hedge interest rate risk on liabilities incurred to carry or acquire real estate, (ii) hedge risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for taxable years before 2018) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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
The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:
•Reduces the corporate income tax rate from 35% to 21% (including with respect to a taxable REIT subsidiary);
•Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;
•If elected, allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;
•Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system if a technical correction is passed, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;
•Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;
•Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;
•Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;
•Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;
•Eliminates the federal corporate alternative minimum tax;
•Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);
•Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective U.S. federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and
•Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).
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
Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided under current law, individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective U.S. federal income tax rate on such dividend. In addition, Treasury Regulations impose a minimum holding period for the 20% deduction that was not set forth in the Internal Revenue Code. Under the Treasury Regulations, in order for a REIT dividend with respect to a share of REIT stock to be treated as a qualified REIT dividend, the U.S. stockholder (i) must have held the share for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend and (ii) cannot have been under an obligation to make related payments with respect to positions in substantially similar or related property, e.g., pursuant to a short sale. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in us.
Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (i) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (ii) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non-REIT corporations, such as our taxable REIT subsidiaries, or (iii) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
We may be required to pay some taxes due to actions of a taxable REIT subsidiary which would reduce our cash available for distribution to you.
Any net taxable income earned directly by a taxable REIT subsidiary, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary may be limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT's customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities follow the U.S. federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to you.
We may distribute our common stock in a taxable distribution, in which case you may sell shares of our common stock to pay tax on such distributions, and you may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the dividend as taxable income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, you may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally (subject to certain exceptions for “qualified foreign pension funds” and certain “qualified shareholders”) will be taxed to a non-U.S. stockholder (other than a qualified foreign pension plan, entities wholly owned by a qualified foreign pension plan and certain publicly traded foreign entities) as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.
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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
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
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:
•the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;
•the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;
•the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and
•the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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
Risks Related to the Merger
The merger consideration would not be adjusted in the event of any change in the relative values of the common stock of POSOR or us.
Upon the consummation of the Merger, each outstanding share of our common stock will be converted automatically into the right to receive 0.9643 shares of POSOR common stock. The exchange ratio will not be adjusted before or after consummation of the Merger. Except as expressly contemplated in the Merger Agreement, no change in the Merger consideration will be made for any reason, including the following (which may occur prior to consummation of the Merger or any time thereafter):
•changes in the respective businesses, operations, assets, liabilities and prospects of POSOR or us;
•changes in the estimated value per share of either the shares of POSOR common stock or our common stock;
•interest rates, general market and economic conditions, market and economic conditions in specific geographic regions, and other factors generally affecting the businesses of POSOR and us;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which POSOR and we operate;
•dissident stockholder activity, including any stockholder litigation challenging the transaction; and
•acquisitions, disposals or new development opportunities.

Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the expenditure of significant unrecoverable transaction costs.
The Merger Agreement is subject to many conditions, which must be satisfied or waived in order to complete the Merger. The mutual conditions of the parties include, among others, the approval by our stockholders of the Merger and an amendment to our charter. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, among others: (a) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers); (c) the absence of any change, event, circumstance or development arising during the period from the date of the Merger Agreement until the effective time of the Merger that has had or would have a material adverse effect on the other party; (d) the receipt of an opinion of counsel of the other party to the effect that such party has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT; and (e) the receipt of an opinion of counsel of each party to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.
There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed. Failure to consummate the Merger may adversely affect POSOR’s or our results of operations and business prospects for the following reasons, among others: (i) each of POSOR and we have incurred and will continue to incur certain transaction costs, regardless of whether the Merger closes, which could adversely affect each company’s financial condition, results of operations and ability to make distributions to its stockholders; and (ii) the Merger, whether or not it closes, will divert the attention of certain management and other key employees of POSOR and us from ongoing business activities, including the pursuit of other opportunities that could be beneficial to POSOR or us, respectively. In addition, POSOR or we may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by the November 19, 2020 (the “Outside Date”).
Failure to complete the Merger could negatively impact our future business and financial results.
If the Merger is not completed, our ongoing business could be materially and adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including the following:
•our being required to pay to POSOR a termination fee of up to $9.28 million and up to $3 million as reimbursement for POSOR’s expenses in the event of termination of the Merger Agreement under certain circumstances;
•our having to pay certain costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•the diversion of our management focus and resources from operational matters and other strategic opportunities while working to implement the Merger.
If the Merger is not completed, these risks could materially affect our business and financial results.
The pendency of the Merger, including as a result of the restrictions on the operation of POSOR’s and our business during the period between signing the Merger Agreement and the completion of the Merger, could adversely affect the business and operations of POSOR, us, or both.
In connection with the pending Merger, some business partners or vendors of each of POSOR and ours may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of POSOR and us, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, each of POSOR and we may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

We are seeking approval of its stockholders of an amendment to our charter, which would remove substantive and procedural protections relating to Roll-Up Transactions such as the Merger.
We are seeking approval of its stockholders of an amendment to our charter. If adopted, this proposal would remove substantive and procedural protections relating to Roll-Up Transactions. A “Roll-up Transaction” is a transaction involving the acquisition, merger, conversion or consolidation, directly or indirectly, of us and the issuance of securities of an entity that is created or would survive after the successful completion of a Roll-up Transaction. The proposed charter amendment would eliminate certain protections that would have applied to the Merger. For example, the our charter provides that prior to conducting a Roll-Up Transaction, we would be required to obtain an appraisal of our assets. In addition, as part of the Roll-Up Transaction, we would be required to provide stockholders certain rights including the right to remain as a stockholder of us and preserve their interests therein on the same terms and conditions as existed previously, or to receive cash in an amount equal to the stockholders pro rata share of our appraised value of the net assets, even if the our board of directors concludes that transaction would be in our best interests. Because the Merger is conditioned on approval of the amendment to our charter, our stockholders will not be entitled to the benefit of these protections in connection with the Merger.
The Merger Agreement prohibits us from soliciting proposals after the Go Shop Period End Time, and places conditions on its ability to negotiate and accept a Superior Proposal, which may adversely affect our stockholders.
In the Merger Agreement, we agreed that, beginning as of 11:59 p.m. April 4, 2020 (the “Go Shop Period End Time”), we will be subject to restrictions relating to, among other things, the initiation, solicitation, knowing encouragement or facilitation of any inquiries, offers, or other actions that constitute or may reasonably be expected to lead to an Acquisition Proposal (as such term is defined under the Merger Agreement). After that date, under certain circumstances, if we receive an Acquisition Proposal from any person that did not result from a breach of its obligations and if our special committee determines that such Acquisition Proposal is or is reasonably expected to lead to a Superior Proposal (as such term is defined under the Merger Agreement), our special committee may take certain actions, including furnishing non-public information with respect to us (subject to compliance with certain matters). We may, upon our board of directors making certain determinations relating to its duties, disclose to our stockholders any information required to be disclosed under applicable law.
Pursuant to the Merger Agreement, our board of directors may also, upon making certain determinations, to make an Adverse Recommendation Change (as such term is defined under the Merger Agreement), terminate the Merger Agreement, pay a termination fee to POSOR and enter into an agreement relating to a Superior Proposal. The limitations, requirements and conditions described above may make it more unlikely that after the Go Shop Period End Time, a proposal relating to an alternative business combination transaction would emerge for us and may make it more difficult and expensive for us to accept a proposal relating to an alternative business combination transaction that the our special committee determines to be superior to the Merger.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of us or could result in a competing Acquisition Proposal being at a lower price than it might otherwise be.
Except for a 45-day go shop period that expires at the Go Shop Period End Time, the Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate or knowingly facilitate or encourage any Acquisition Proposal. With respect to any written, bona fide Acquisition Proposal that we receive, POSOR generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our board of directors may change, withdraw, or modify its recommendation to stockholders in response to such Acquisition Proposal or terminate the Merger Agreement to enter into an agreement with respect to such Acquisition Proposal. Upon termination of the Merger Agreement under certain circumstances relating to an Acquisition Proposal, we would have to pay POSOR a termination fee of $9.28 million in connection with a transaction initiated after the go shop process and, in addition, up to $3 million as reimbursement for POSOR’s expenses.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing Acquisition Proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

Some of the directors and executive officers of POSOR I and POSOR II have interests in seeing the Merger completed that are different from, or in addition to, those of the POSOR I and POSOR II stockholders.
Some of the directors and executive officers of POSOR I and POSOR II have interests in seeing the Merger completed that are different from, or in addition to, those of the POSOR I and POSOR II stockholders. Specifically, Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC, our sponsor and POSOR I’s sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of Pacific Oak Capital Advisors, LLC, our advisor and POSOR I’s advisor since November 1, 2019. Messrs. Hall and McMillan are also two of our executive officers and directors and two of POSOR I’s executive officers and directors. Pacific Oak Capital Advisors earns fees from our advisory agreement with them and from POSOR II’s advisory agreement with them. The Merger may make it more likely that Pacific Oak Capital Advisors will continue to earn fees under the advisory agreement with respect to our and POSOR II’s assets, as compared to other strategic alternatives for us or POSOR I (such as a sale of our assets to a third party for cash).
In certain circumstances, either of POSOR or we may terminate the Merger Agreement.
POSOR or we may terminate the Merger Agreement if the Merger has not been consummated by the Outside Date. Also, the Merger Agreement may be terminated if a final and non-appealable order is entered prohibiting or disapproving the transaction, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or upon the failure to obtain receipt of approvals of the our stockholders. In addition, we have the right to terminate the Merger Agreement at any time prior to obtaining the necessary approvals of the our stockholders in order to enter into an Alternative Acquisition Agreement (as such term is defined under the Merger Agreement) with respect to a Superior Proposal. Finally, POSOR has the right to terminate the Merger Agreement at any time prior to obtaining the approvals of the our stockholders, upon an Adverse Recommendation Change (as such term is defined under the Merger Agreement) or upon the commencement of a tender offer.
POSOR and we each expect to incur substantial expenses related to the Merger.
POSOR and we each expect to incur substantial expenses in connection with completing the Merger and integrating our properties and operations with those of POSOR. While POSOR and we each have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of each company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Merger could, particularly in the near term, exceed the savings that POSOR expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Merger.
The ownership positions of POSOR and our stockholders will be diluted by the Merger.
The Merger will dilute the ownership position of POSOR stockholders and result in our stockholders having an ownership stake in the combined company (“Combined Company”) that is smaller than their current stake in us. Upon completion of the Merger, based on the number of shares of POSOR common stock and our common stock outstanding on March 23, 2020, continuing POSOR stockholders will own approximately 69.4% of the issued and outstanding shares of Combined Company common stock, and our stockholders will own approximately 30.6% of the issued and outstanding shares of common stock of the Combined Company. Consequently, POSOR stockholders and our stockholders, as a general matter, will have less influence over the management and policies of the Combined Company following the Merger than each currently exercise over the management and policies of POSOR and us, as applicable.
Litigation challenging the Merger may increase transaction costs and prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
If any stockholder files a lawsuit challenging the Merger, POSOR and we can provide no assurances as to the outcome of any such lawsuit, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may prevent the completion of the Merger in the expected time frame, or may prevent it from being completed altogether. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operations of each company’s business.

Risks Related to the Combined Company Following the Merger
The Combined Company will have substantial indebtedness upon completion of the Merger.
In connection with the Merger, the Combined Company will assume and/or refinance certain indebtedness of ours and will be subject to risks associated with debt financing. As of December 31, 2019, POSOR had $678.1 million of outstanding debt, comprised of $385.4 million of variable interest and $292.7 million of fixed interest loans. After giving effect to the Merger, the Combined Company’s total pro forma consolidated indebtedness will increase. Taking into account our existing indebtedness, transaction expenses, and the assumption and/or refinancing of indebtedness in the Merger, the Combined Company’s pro forma consolidated indebtedness as of December 31, 2019, after giving effect to the Merger, would be approximately $1.0 billion. The indebtedness of the Combined Company will be comprised of $715.0 million of variable interest loans and $292.7 million of fixed interest loans.
The Combined Company’s indebtedness could have important consequences to holders of its common stock, including our stockholders who receive POSOR common stock in the Merger, including:
•vulnerability of the Combined Company to general adverse economic and industry conditions;
•limiting the Combined Company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•requiring the use of a substantial portion of the Combined Company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;
•limiting the Combined Company’s flexibility in planning for, or reacting to, changes in its business and its industry; and
•putting the Combined Company at a disadvantage compared to its competitors with less indebtedness;
If the Combined Company defaults under a mortgage loan, it would automatically be in default under any other loan that has cross-default provisions, and it may lose the properties securing these loans.
Following the consummation of the Merger, our stockholders will receive a lower dollar amount per share in monthly distributions if the Combined Company continues to pay distributions at POSOR’s current rate.
POSOR’s distributions are currently equivalent to a 0.00258% annualized distribution rate based on a purchase price of $10.00 per share, or $0.0258 per share annually. Our distributions are currently equivalent to a 0.0112% annualized distribution rate based on $10.00 per share, or $0.112 per share annually. Based on the merger consideration of 0.9643 shares of POSOR common stock for each share of our common stock, annual distributions post-merger are expected to be approximately $0.0258 per share at the current POSOR distribution rate. There is no guarantee that the Combined Company will continue to pay distributions at this rate, if at all, and all decisions regarding future distributions will remain entirely at the discretion of the Combined Company’s board of directors.
Stockholders of the Combined Company will have no contractual or other legal right to distributions that have not been authorized by the Combined Company’s board of directors and declared by the Combined Company.
The Combined Company may incur adverse tax consequences if prior to the Merger, POSOR or we failed to qualify as a REIT for U.S. federal income tax purposes.
Each of POSOR and we have operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through the time of the Merger, and the Combined Company intends to continue operating in such a manner following the Merger. None of POSOR or we have requested or plans to request a ruling from the Internal Revenue Service, or the IRS, that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT, like each of POSOR and us, that holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within the control of POSOR or us may affect its ability to qualify as a REIT. In order to qualify as a REIT, each of POSOR and we must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its REIT taxable income, excluding any net capital gains.

If POSOR or our company (or, following the Merger, the Combined Company) loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:
•it would be subject to U.S. federal corporate income tax on its net income for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);
•it could be subject to the federal alternative minimum tax for taxable years prior to January 1, 2018 and possibly increased state and local taxes for such periods;
•unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and
•for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.
As a result of all these factors, any of POSOR, our or the Combined Company’s failure to qualify as a REIT could impair the Combined Company’s ability to expand its business and have other material adverse effects on the Combined Company. In addition, for years in which the Combined Company does not qualify as a REIT, it would not otherwise be required to make distributions to stockholders.
In certain circumstances, even if the Combined Company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S. federal, state, and other taxes, which would reduce the Combined Company’s cash available for distribution to its stockholders.
Even if the Combined Company has qualified and continues to qualify as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. Any U.S. federal, state or other taxes the Combined Company pays will reduce its cash available for distribution to stockholders.
If the Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the Merger is conditioned on the receipt by each of POSOR and us of an opinion of its counsel to the effect that the Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the IRS or on the courts. If, for any reason, the Merger were to fail to qualify as a tax-free reorganization, then each of our stockholders generally would recognize gain or loss, as applicable, equal to the difference between (i) the merger consideration (i.e. the fair market value of the shares of POSOR common stock) received by our stockholders in the Merger; and (ii) our stockholder’s adjusted tax basis in our common stock.
The Combined Company may have difficulty providing liquidity to stockholders through its share redemption program and/or tender offers.
The Merger is not a liquidity event for our stockholders or those of POSOR I. Both we and POSOR have had recent difficulty in satisfying redemption requests under our respective share redemption programs. In January 2019, we exhausted funds available for redemptions under our share redemption program, other than special redemption requests submitted in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” As a result, in 2019, we redeemed a total of 277,452 shares in connection with ordinary redemption requests. In January 2020, we again exhausted funds available for redemptions other than special redemptions. We currently have outstanding and unfulfilled ordinary redemption requests representing 808,172 shares. With respect to POSOR, other than special redemption requests, for the first, second, third and fourth quarters of 2019, it had unfulfilled requests to redeem 3,294,070, 3,782,675, 4,595,566 and 5,813,699 shares, respectively, or 94.2%, 94.9%, 95.7% and 96.8%, respectively, of the shares submitted for redemption, due to funding limitations. It currently has $0.8 million available for redemptions in 2020, all of which is reserved exclusively for special redemptions.
We cannot predict the demand for liquidity by stockholders of the Combined Company following the Merger, but if it simply remains at 2019 and 2020 levels, the Combined Company will need to provide additional funding compared to prior years in order to meet demand. We may not have sufficient funding to satisfy the demand for liquidity. The Combined Company’s primary source for funding is currently expected to be a portion of the net proceeds from new ongoing public offerings as an NAV REIT and potential Israeli offerings, but we cannot guarantee that the net proceeds raised will be sufficient to satisfy the demand for liquidity and our other capital needs, such as capital expenditures and funds for new investments. If future redemption requests exceed the amount of funding available under the Combined Company’s share redemption program and any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.
ITEM 2. PROPERTIES
As of December 31, 2019, we owned two hotel properties, three office properties and one apartment property. Additionally, as of December 31, 2019, we had entered into a consolidated joint venture to develop one office/retail property.
Hotel Properties
The following table provides summary information regarding our hotel properties as of December 31, 2019:

Property Location of Property	Date Acquired	Number of Rooms	Occupancy	Average Daily Rate	Average Revenue per Available Room	Ownership %
Springmaid Beach Resort Myrtle Beach, SC	12/30/2014	453	65.0%	$138.06	$89.80	90.0%
Q&C Hotel New Orleans, LA	12/17/2015	196	73.3%	$165.37	$121.13	90.0%
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
Pursuant to the lease agreements, the Hotel Operations Joint Venture will pay to the Hotel Owner Joint Venture, on a monthly basis, an annual base rent. The annual base rent will be adjusted as set forth in the lease agreements beginning in 2016 as well as prorated for any partial years. For the Springmaid Beach Resort, the annual base rent was $3.1 million for 2019 and is $3.2 million for 2020. For the Q&C Hotel the annual base rent was $3.5 million for 2019 and is $3.6 million for 2020.
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
•an additional services fee in the amount reasonably determined by Doubletree from time to time; and
•a brand services fee in the amount of 4% of total rooms revenue, and an other brand services fee in an amount determined by Doubletree from time to time.
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
In addition, in connection with the execution of the franchise agreement, Pacific Oak SOR US Properties II LLC (“SOR US Properties II”), our indirect wholly owned subsidiary, is providing an unconditional guarantee that all Q&C Hotel Operations’ obligations under the franchise agreement will be punctually paid and performed. Finally, certain transfers of the Q&C Hotel or an ownership interest therein are subject to a notice and consent requirement, and the franchise agreement further provides Marriott with a right of first refusal with respect to a sale of the hotel to a competitor of Marriott.

Office Properties
The following table provides summary information regarding our office properties as of December 31, 2019:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Occupancy	Annualized Base Rent (1) (in thousands)	Average Annualized Base Rent per Square Foot (2)	Average Remaining Lease Term in Years	Ownership %
Lincoln Court Campbell, CA	05/20/2016	Office	123,529	$52,810	81.0%	$5,291	$52.87	2.7	100.0%
Oakland City Center Oakland, CA	08/18/2017	Office	368,595	174,748	82.2%	13,529	44.68	3.2	100.0%
Madison Square Phoenix, AZ	10/03/2017	Office	313,991	35,350	47.1%	3,182	21.50	5.0	90.0%
			806,115	$262,908	68.3%	$22,002	$39.94	3.3
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.

As of December 31, 2019, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2019, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	13	$4,547	20.7%
Public Administration	6	3,589	16.3%
Professional, Scientific, and Technical Services	12	3,123	14.2%
		$11,259	51.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Portfolio Lease Expiration
The following table reflects lease expirations of our office properties as of December 31, 2019:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
2020	18	$3,987	18.1%	103,568	18.9%
2021	15	3,603	16.4%	79,692	14.5%
2022	19	3,899	17.7%	92,529	16.9%
2023	15	3,141	14.3%	60,407	11.0%
2024	7	1,435	6.5%	31,623	5.8%
2025	15	4,522	20.6%	138,086	25.2%
2026	5	910	4.1%	32,502	5.9%
2027	2	267	1.2%	5,145	0.9%
2028	2	238	1.1%	5,170	0.9%
Total	98	$22,002	100%	548,722	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

Apartment Property
The following table provides summary information regarding our apartment property as of December 31, 2019:

Property Location of Property	Date Acquired	Property Type	Number of Units	Monthly Rent (1)	Occupancy (2)	Average Monthly Rent per Leased Unit (3)	Ownership %
Lofts at NoHo Commons North Hollywood, CA	11/16/2016	Apartment	292	$692,000	93.5%	$2,535	90.0%
_____________________
(1) Monthly rent is based on the aggregate contractual rent from tenant leases in effect as of December 31, 2019, adjusted to reflect any contractual tenant concessions.
(2) Occupancy percentage is calculated as the number of occupied units divided by the total number of units of the property as of December 31, 2019.
(3) Average monthly rent per leased unit is calculated as the aggregate contractual rent from leases in effect as of December 31, 2019, adjusted to reflect any contractual tenant concessions, divided by the number of leased units.

Development Property
On December 1, 2016, we, through a joint venture (the “210 West 31st Street Joint Venture”), acquired a leasehold interest to develop one office/retail property in 210 West 31st Street, New York, New York (“210 West 31st Street”). The leasehold interest for 210 West 31st Street expires January 31, 2114. We own an 80% equity interest in the 210 West 31st Street Joint Venture.
210 West 31st Street is located in New York, New York and consists of an 8,637 square foot development site located directly across the street from Madison Square Garden and Penn Station. As of December 31, 2019, the book value of our construction project was $55.2 million.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 23, 2020, we had 17,842,301 and 12,222,529 shares of Class A and Class T common stock, respectively, outstanding held by a total of approximately 3,200 and 2,600 stockholders, respectively. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participate in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). For this purpose, we estimated the value of the shares of our common stock as $10.25 per share as of December 31, 2019. This estimated value per share is based on our board of directors’ approval on December 17, 2019 of an estimated value per share of our common stock of $10.25 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of the following adjustments: (i) our consolidated investments in real estate properties were valued as of October 31, 2019; (ii) an adjustment to reduce cash for the amount of capital expenditures incurred in October 2019; (iii) an adjustment for disposition costs and fees incurred in connection with the disposition of 2200 Paseo Verde (collectively the "Adjustments"). Other than the Adjustments, there were no material changes between September 30, 2019 and December 17, 2019 that impacted the overall estimated NAV per share.
Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated NAV per share was based upon the recommendation and valuation prepared by our advisor. Our advisor's valuation of our consolidated investments in real estate properties was based on (i) appraisals of all but one property (“Appraised Properties”) performed by the independent third-party real estate valuation firm Duff & Phelps, LLC (“Duff & Phelps”) and (ii) the contractual sale price less estimated selling credits for an office property located in Henderson, Nevada (2200 Paseo Verde) which was sold on November 4, 2019. Duff & Phelps prepared appraisal reports, summarizing key inputs and assumptions for each of the Appraised Properties. Our advisor performed valuations of our cash, restricted cash, investment in real estate equity securities, investment in an unconsolidated entity, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Our advisor used the appraised values of the Appraised Properties and in the case of 2200 Paseo Verde, the contractual sales price less estimated selling credits, together with its estimated value of each of our other assets and liabilities to calculate and recommend an estimated NAV per share of our common stock. Based on (i) the conflicts committee’s receipt and review of our advisor's valuation report, including our advisor's summary of the appraisal reports prepared by Duff & Phelps and our advisor's estimated value of each of our other assets and liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated NAV per share resulting from our advisor’s valuation process, and (iii) other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated NAV per share proposed by our advisor was reasonable and recommended to our board of directors that it adopt $10.25 as the estimated NAV per share of our common stock. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.25 as the estimated NAV per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated NAV per share as of December 17, 2019, as well as the calculation of our estimated NAV per share as of December 6, 2018. Duff & Phelps is not responsible for the determination of the estimated NAV per share as of December 17, 2019 or December 6, 2018.

	December 17, 2019 Estimated NAV per Share	December 6, 2018 Estimated NAV per Share (1)	Change in Estimated NAV per Share
Real estate properties (2)	$21.76	$20.54	$1.22
Real estate equity securities (3)	0.33	0.23	0.10
Investment in unconsolidated entity	0.02	0.17	(0.15)
Cash	0.95	0.90	0.05
Other assets	0.35	0.42	(0.07)
Mortgage debt (4)	(11.65)	(11.02)	(0.63)
Other liabilities	(0.42)	(0.41)	(0.01)
Non-controlling interests	(1.09)	(1.18)	0.09
Estimated NAV per share	$10.25	$9.65	$0.60
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated NAV per share	$10.25	$9.65	$0.60
_____________________
(1) The December 6, 2018 estimated value per share was based upon the recommendation and valuation of our former external advisor, KBS Capital Advisors LLC ("KBS Capital Advisors"). We engaged Duff & Phelps to provide appraisals of our consolidated investments in real properties and KBS Capital Advisors performed valuations of our cash, restricted cash, investment in an unconsolidated entity, other assets, mortgage debt and other liabilities. For more information relating to the December 6, 2018 estimated NAV per share and the assumptions and methodologies used by Duff & Phelps and KBS Capital Advisors, see ou Current Report on Form 8-K filed with the SEC on December 11, 2018.
(2) The increase in the estimated value of real estate properties was due to increases in fair values of our real estate properties.
(3) The increase in the estimated value of real estate equity securities was due to acquisitions of real estate equity securities as well as unrealized gains on the securities.
(4) The increase in mortgage debt was primarily due to borrowings for future capital needs and to fund capital expenditures on real estate.
The increase in our estimated NAV per share from the previous estimate was primarily due to the items noted below, which reflect the significant contributors to the increase in the estimated NAV per share from $9.65 to $10.25. The changes are not equal to the change in values of each real each asset and liability group presented in the table above due to real estate property acquisitions, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated NAV per share.

Change in Estimated NAV per Share
December 6, 2018 estimated NAV per share (after stock distributions)	$9.65
Changes to estimated NAV per share
Investments
Real estate	1.47
Investment in unconsolidated entity	0.02
Investment in equity securities	0.03
Capital expenditures on real estate	(0.61)
Total change related to investments	0.91
Operating cash flow shortfall compared to distributions declared (1)	(0.14)
Selling and financing costs (2)	(0.11)
Advisor disposition fees (3)	(0.01)
Notes payable	0.04
Other changes	0.01
Total change in estimated NAV per share	0.70
Stock distributions	(0.10)
December 17, 2019 estimated NAV per share	$10.25
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
(2) Selling and financing costs include approximately, $0.7 million, or $0.02 per share, for the selling costs incurred subsequent to September 30, 2019 in connection with the 2200 Paseo Verde sale subsequent to September 30, 2019.
(3) Advisor fees include approximately, $0.3 million, or $0.01 per share, for the disposition of 2200 Paseo Verde, subsequent to September 30, 2019.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated NAV per share of our common stock, and this difference could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties or debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. As of September 30, 2019, we had no potentially dilutive securities outstanding that would impact the estimated NAV per share of our common stock.
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
_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to prepare appraisal reports for each of the Appraised Properties and Duff & Phelps received fees upon the delivery of such reports. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the three years prior to December 17, 2019, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal report.

In conducting its investigation and analyses, Duff & Phelps took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Duff & Phelps reviewed information supplied or otherwise made available by us or our advisor for reasonableness, it assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Duff & Phelps, Duff & Phelps assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or our advisor. Duff & Phelps relied on us or our advisor to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.
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
Real Estate Valuation
As of October 31, 2019, we owned two hotel properties, four office properties, one apartment building and one retail development property
We obtained appraisals for two hotel properties, three office properties, one apartment building and one retail development property. As of October 31, 2019, the total appraised value of the consolidated real estate properties, excluding 2200 Paseo Verde, as provided by Duff & Phelps using the appraisal methods described below was $638.2 million. The estimated value of 2200 Paseo Verde, based on the sales price less selling credits, was $18.7 million. Based on the appraisal and valuation methodologies described above, the total estimated value of our consolidated real estate properties was $656.9 million. The total cost basis of these properties as of October 31, 2019 was $570.1 million. This amount includes the acquisition cost of $492.5 million, $60.5 million in capital expenditures, leasing commissions and other capitalized costs and $17.0 million of acquisition fees and expenses. The total estimated value of our consolidated real estate properties, compared to the total purchase price (exclusive of acquisition fees and acquisition expenses) of our consolidated real estate properties plus subsequent capital expenditures, leasing commissions and other capitalized costs in our consolidated real estate properties through October 31, 2019, results in an overall increase in the value of the Appraised Properties of approximately 18.8%.

Income-Generating Properties
As of October 31, 2019, the Appraised Properties were appraised by Duff & Phelps and consisted of two hotel properties, three office properties and one apartment building. Duff & Phelps appraised each of these income-generating properties using various methodologies including the direct capitalization approach, discounted cash flow analysis and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of the these properties. Duff & Phelps calculated the discounted cash flow value of each of these income-generating properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.
The total appraised value of these income-generating properties using the appraisal methodologies described above was $591.0 million, compared to a total cost basis of $497.9 million. This amount includes the acquisition price of $431.2 million, $52.1 million in capital expenditures, leasing commissions and tenant improvements and $14.6 million of acquisition fees and expenses.
The following table summarizes the key assumptions that Duff & Phelps used in the discounted cash flow analyses to arrive at the appraised value of these income-generating properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	4.50% to 7.50%	5.99%
Discount rate	6.00% to 9.50%	7.11%
Net operating income compounded annual growth rate (1)	2.18% to 19.64%	5.28%
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

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.41	$(0.40)	$0.48	$(0.46)
Discount Rate	0.28	(0.29)	0.39	(0.40)
Development Property
As of October 31, 2019, we had invested in a retail development project. Duff & Phelps considered various valuation methodologies including the cost approach, income capitalization approach and sales comparison approach and relied on a sales comparison approach for the final appraisal of this investment. Duff & Phelps gathered data on reasonably substitutable properties and adjusted for unique property and market-specific factors to arrive at a market value. The appraised value of our retail development project using the appraisal methodology described above was $47.2 million, compared to a total cost basis, including acquisition fees and expenses, capital expenditures and other capitalized costs through October 31, 2019 of $56.0 million.
Finally, a 1% increase in the appraised value of the Appraised Properties would result in an increase of $0.17 to our estimated NAV per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.18 to our estimated NAV per share, assuming all other factors remain unchanged.
Real Estate Equity Securities
As of September 30, 2019, we owned an investment in real estate equity securities. The estimated value of our real estate equity securities is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2019, which also equals the book value of the real estate equity securities in accordance with GAAP. As of September 30, 2019, we owned 1,160,591 shares of Franklin Street Properties Corp. The fair values of these real estate equity securities were based on quoted prices in an active market on a major stock exchange. As of September 30, 2019, the fair value and carrying value of our real estate equity securities was $9.8 million.

Investment in Unconsolidated Entity
As of September 30, 2019, we had originated a participating loan facility in an amount up to €2.6 million ($3.0 million as of September 30, 2019). As September 30, 2019, we had funded the participating loan facility €2.1 million ($2.4 million as of September 30, 2019). The proceeds were used to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. Under the terms of the participating loan facility, we participate in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. The estimated value of our investment in this participating loan facility was estimated by our advisor based on its estimate of the final distribution to be received by us in the next one to two quarters, pursuant to the terms of the participating loan facility. The fair value and carrying value of our investment in the participating loan facility is $0.5 million and $0.5 million, respectively.
Non-controlling Interest
We have an ownership interest in five consolidated joint ventures as of September 30, 2019. As we consolidate these joint ventures, the entire amount of the underlying assets and liabilities of each joint venture is reflected at fair value in the corresponding line items of the estimated NAV per share determination. Given this and the October 31, 2019 appraisal date for the real estate, we also must consider the fair value of any non-controlling interest liability as of October 31, 2019. In determining this fair value, we considered the various profit participation thresholds in each of the joint ventures that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate appraisals provided by Duff & Phelps and calculated the amount that the joint venture partners would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current appraised values and the payoff of any related debt at its fair value, based on the profit participation thresholds contained in the joint venture agreements. The estimated payment to the joint venture partners was then reflected as the non-controlling interest liability in our determination of our estimated NAV per share.
Notes Payable
The estimated values of the Company’s notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2019, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2019, the GAAP fair value and the carrying value of our notes payable were $351.8 million and $347.5 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, was approximately 4.56%. Our notes payable have a weighted-average remaining term of 1.9 years.
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

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.04)	$0.04	$(0.03)	$0.03
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
Accordingly, with respect to our estimated NAV per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at our estimated NAV per share;
•a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;
•our shares of common stock would trade at our estimated NAV per share on a national securities exchange;
•a third party would offer our estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;
•another independent third-party appraiser or third-party valuation firm would agree with our estimated NAV per share; or
•the methodology used to determine our estimated NAV per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2019, after giving effect to the Adjustments. As of September 30, 2019, there were 17,934,013 and 12,255,327 shares of Class A and Class T common stock issued and outstanding, respectively. The value of our shares will fluctuate over time in response to developments related to the performance of individual assets in our portfolio, the management of those assets and in response to the real estate and finance markets. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale or under contract for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated NAV per share does consider any participation or incentive fees that would be due to our advisor based on our aggregate net asset value, which would be payable in a hypothetical liquidation as of the valuation date in accordance with the terms of our advisory agreement. We currently expects to utilize our advisor and/or an independent valuation firm to update the estimated NAV per share no later than December 2020.
Historical Estimated NAV per Share
The historical reported estimated NAV per share of our common stock approved by our board of directors is set forth below:

Estimated NAV per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$9.65	December 6, 2018	Current Report on Form 8-K, filed December 11, 2018
$9.05	June 6, 2017	Current Report on Form 8-K, filed June 7, 2017
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
We have not established a minimum distribution level, and our charter does not require that we pay distributions to our stockholders. Distributions declared during 2019 and 2018, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$1,206	$724	$724	$725	$3,379
Distributions Declared Per Class A Share	$0.040	$0.024	$0.024	$0.024	$0.112
Distributions Declared Per Class T Share	$0.040	$0.024	$0.024	$0.024	$0.112

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$1,082	$1,124	$1,349	$1,452	$5,007
Distributions Declared Per Class A Share	$0.047	$0.048	$0.048	$0.048	$0.191
Distributions Declared Per Class T Share	$0.024	$0.025	$0.041	$0.048	$0.138
The tax composition of our cash distributions paid during the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Ordinary Income	—%	—%
Return of Capital	100%	100%
Capital Gain	—%	—%
Total	100%	100%

Commencing March 2015, the Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock through December 31, 2019 as follows:

Year Ended December 31,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2015	0.100000 shares	765,604
2016	0.035003 shares	513,723
2017	0.020004 shares	493,463
2018	0.018337 shares	584,377
2019	—	—
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
Unregistered Sales of Equity Securities
During the year ended December 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933. During the year ended December 31, 2018, we sold the following equity securities that were not registered under the Securities Act of 1933. On February 13, 2018, we issued 10,935 of Class A shares of common stock for $9.15 per share (or an aggregate purchase price of $0.1 million) to a business associate of Keith D. Hall and Peter McMillan III. The shares were issued in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. We did not pay selling commissions or dealer manager fees with respect to this sale. The purchase price reflects a $0.85 discount to the $10.00 per share offering price in our now-terminated initial public offering, reflecting that no selling commissions or dealer manager fees were paid on the sale.
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
•During each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. In 2020, the share redemption program also provides that in any calendar year, the last $0.5 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” with any excess funds being available to redeem shares not requested in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” during the December redemption date in the current year. We may, however, increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders.
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
The terms of our share redemption program with respect to redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence are as follows:
•There is no one-year holding requirement;
•Effective in January 2019, funds from our dividend reinvestment plan in an amount of $500,000 are reserved for redemption (during 2018, additional funds in an amount up to $500,000 were available for redemptions); and
•The redemption price is the estimated NAV of the shares, as determined by our board of directors.
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
Effective beginning with the month of February 2020, we have suspended (a) redemptions requested under the share redemption program in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until we and POSOR I file with the SEC a Registration Statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the proposed Merger, and (b) all other redemptions under the share redemption program until after the Merger closes.

During the year ended December 31, 2019, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	260,234	$9.50	(2)
February 2019	2,277	$—	(2)
March 2019	—	$—	(2)
April 2019	—	$—	(2)
May 2019	23,534	$9.65	(2)
June 2019	1,144	$9.65	(2)
July 2019	—	$—	(2)
August 2019	13,059	$9.65	(2)
September 2019	7,056	$9.65	(2)
October 2019	575	$9.65	(2)
November 2019	—	$—	(2)
December 2019	11,559	$10.11	(2)
	319,438

_____________________
(1) Pursuant to the program, as amended, we redeem shares at the purchase prices described above. Redemptions for January 2019 through November 2019 were processed based on our estimated NAV per share of $9.65 as established by our board of directors on December 6, 2018. December 2019 redemptions were processed based on our estimated NAV per share of $10.25 as established by our board of directors on December 17, 2019.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2019, we redeemed $3.0 million of common stock. In January 2019, we exhausted all funds available for redemption of shares in 2019 in connection with redemption requests not made upon a stockholder's death, "qualifying disability", or determination of incompetence. As of December 31, 2019, we had $8.7 million outstanding and unfulfilled redemption requests representing 863,378 shares due to the limitations described above. We recorded $2.2 million of redeemable common stock payable on our balance sheet as of December 31, 2019, which represents the amount available to be redeemed in 2020 based on the net proceeds from the sale of shares under of distribution reinvestment plan as of December 31, 2019.
In addition to the redemptions under the share redemption program described above, during the year ended December 31, 2019, we repurchased 2,286 shares of our common stock at $8.89 per share for an aggregate price of approximately $20,000.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2019, 2018, 2017, 2016 and 2015 and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2019	2018	2017	2016	2015
Balance sheet data
Total real estate and real estate-related investments, net	$503,617	$518,836	$533,940	$320,765	$113,345
Total assets	543,483	562,478	582,515	383,214	139,729
Total notes payable, net	325,995	326,543	328,351	208,581	60,836
Total liabilities	353,241	358,040	360,606	221,125	67,895
Redeemable common stock	—	—	2,611	2,121	1,092
Total equity	190,242	204,438	219,298	159,968	70,742

	For the Years Ended December 31,
Operating data	2019	2018	2017	2016	2015
Total revenues	$68,741	$70,282	$51,968	$31,320	$17,025
Class A Common Stock:
Net loss attributable to common stockholders	(4,458)	(13,729)	(1,480)	(5,421)	(1,861)
Net loss per common share - basic and diluted	(0.25)	(0.77)	(0.09)	(0.41)	(0.25)
Class T Common Stock:
Net loss attributable to common stockholders	(3,041)	(9,779)	(1,792)	(1,069)	(195)
Net loss per common share - basic and diluted	(0.25)	(0.82)	(0.18)	(0.45)	(0.38)
Other data
Cash flows (used in) provided by operating activities	$(95)	$4,615	$8,829	$704	$434
Cash flows provided by (used in) investing activities	5,398	(20,042)	(203,399)	(221,728)	(69,467)
Cash flows (used in) provided by financing activities	(8,685)	7,232	182,497	242,784	80,598
Distributions declared	3,379	5,007	3,920	1,027	—
Distributions declared per common share - Class A	$0.112	$0.191	0.191	$0.202	$0.120
Distributions declared per common share - Class T	$0.112	$0.138	$0.098	$0.123	$—
Stock dividends declared per common share	—	0.018	0.020	0.035	0.100
Weighted-average number of common shares outstanding, basic and diluted - Class A	17,949,301	17,775,503	16,096,216	13,158,129	7,553,934
Weighted-average number of common shares outstanding, basic and diluted - Class T	12,241,271	11,864,178	9,797,325	2,377,436	509,329

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on February 6, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2014. On July 3, 2013, we commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), to offer a maximum of $105,000,000 of shares of common stock for sale to certain accredited investors, of which $5,000,000 of shares were offered pursuant to our dividend reinvestment plan. We ceased offering shares in our private offering on August 11, 2014. KBS Capital Markets Group LLC, an affiliate of our former advisor, served as the dealer manager of the offering pursuant to a dealer manager agreement and was responsible for marketing our shares in the offering.
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
We have used substantially all of the net proceeds from our offerings to invest in and manage a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of December 31, 2019, we had invested in two hotel properties, three office properties, one apartment building, two investments in an unconsolidated entities and an investment in real estate equity securities. Additionally, as of December 31, 2019, we had entered into a consolidated joint venture to develop one office/retail property.
We sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $228.6 million in our initial public primary offering. As of December 31, 2019, we had sold 723,641 and 333,841 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $9.8 million. Also as of December 31, 2019, we had redeemed 718,962 and 107,945 shares of Class A and Class T common stock, respectively, for $7.4 million.
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

We have no employees and KBS Capital Advisors LLC (“KBS Capital Advisors”) had served as our external advisor since commencement of the private offering. On October 31, 2019, KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us immediately following the filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2019 with the SEC. On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”). The new advisory agreement is effective as of November 1, 2019 through November 1, 2020; however we may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with KBS Capital Advisor. As our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and managed our portfolio of real estate properties and real estate-related investments. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf.
On February 19, 2020, we, Pacific Oak Strategic Opportunity REIT, Inc. (“POSOR I”), and Pacific Oak SOR II, LLC, an indirect subsidiary of POSOR I (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, we will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity will continue as an indirect subsidiary of POSOR I. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of our company shall cease. At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of our common stock will be converted into the right to receive 0.9643 shares of POSOR I common stock. The combined company after the Merger will retain the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. See “Proposed Merger” in Item Part I, Item 1 of this Annual Report on Form 10-K for more information.
Market Outlook - Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations  in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness.  Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has significantly disrupted economic markets and impacted commercial activity worldwide, including the US, and the prolonged economic impact is uncertain.
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

As of December 31, 2019, we had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and an investment in real estate equity securities. Additionally, as of December 31, 2019, we had entered into a consolidated joint venture to develop one office/retail property.
Our office and apartment properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2019, we owned three office properties that were 68% occupied and one apartment property that was 93% occupied.
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the year ended December 31, 2019 and 2018:

		Percentage Occupied for the Year Ended		Average Daily Rate for the Year Ended		Average Revenue per Available Room for the Year Ended
Property	Number of Rooms	2019	2018	2019	2018	2019	2018
Springmaid Beach Resort	453	65.0%	60.6%	$138.06	$157.47	$89.80	$95.47
Q&C Hotel	196	73.3%	77.8%	$165.37	$158.92	$121.13	$123.69
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of December 31, 2019, we had an investment in real estate equity securities outstanding with a total book value of $9.9 million.
As of December 31, 2019, we had mortgage debt obligations in the aggregate principal amount of $329.6 million, with a weighted-average remaining term of 2.0 years. As of December 31, 2019, an aggregate amount of $47.2 million was available under our mortgage loans for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and expenses and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents.
We expect to use our capital resources to make certain payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing services to us. Our currently effective advisory agreement expires November 1, 2020 and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
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

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Total operating expenses for the four fiscal quarters ended December 31, 2019 did not exceed the charter imposed limitation.
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of December 31, 2019, we had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and an investment in real estate equity securities. Additionally, as of December 31, 2019, we had entered into a consolidated joint venture to develop one office/retail property. During the year ended December 31, 2019, net cash used in operating activities was $0.1 million. We expect that our cash flows from operating activities will generally increase in future years as a result of leasing additional space that is currently unoccupied and owning real estate equity securities acquired during 2019 for an entire period.
Cash Flows from Investing Activities
Net cash provided by investing activities was $5.4 million for the year ended December 31, 2019 and primarily consisted of the following:
•$17.7 million of disposition of real estate;
•$14.1 million of improvements to real estate;
•$5.1 million of distribution of capital from unconsolidated joint venture; and
•$2.9 million of investment in an unconsolidated joint venture.
Cash Flows from Financing Activities
Net cash used in financing activities was $8.7 million for the year ended December 31, 2019 and primarily consisted of the following:
•$2.4 million of net cash used in debt and other financings as a result of principal payments on notes payable of $179.4 million and payments of deferred financing costs of $3.2 million, partially offset by proceeds from notes payable of $180.2 million;
•$3.0 million of cash used for redemptions of common stock;
•$1.9 million of distributions to noncontrolling interest;
•$1.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.2 million;
•$0.2 million of noncontrolling interest contributions; and
•$0.2 million of principal payments on capital lease obligations.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. We expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2019, our borrowings and other liabilities were approximately 60% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$329,595	$79,931	$249,664	$—	$—
Interest payments on outstanding debt obligations (2)	28,048	13,076	14,972	—	—
Finance lease obligations	56,251	740	1,670	885	52,956
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2019. We incurred interest expense of $18.0 million, excluding amortization of deferred financing costs of $1.8 million and unrealized loss on interest rate cap of $0.1 million for the year ended December 31, 2019.

Results of Operations
Overview
As of December 31, 2019, we had invested in two hotel properties, three office properties, one apartment building, an investment in real estate equity securities and we had entered into a consolidated joint venture to develop one office/retail property. We also invested in two investments in unconsolidated entities, with one investment acquired during the year ended December 31, 2019. We funded the acquisitions of these investments with proceeds from our terminated offerings and debt financing. Our results of operations for the year ended December 31, 2019 are not indicative of those in future periods as we expect that our revenue and expenses related to our portfolio will increase in future periods as the occupancies at our properties stabilize as discussed below. Our investment objectives include acquiring properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties. As of December 31, 2019, the occupancy in our properties has not been stabilized. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and improving our properties but decrease due to disposition activity.
As of December 31, 2018, we had invested in two hotel properties, four office properties, one apartment building, an investment in real estate equity securities and we had entered into a consolidated joint venture to develop one office/retail property. We also invested in an investment in an unconsolidated entity. We funded the acquisitions of these investments with proceeds from our terminated offerings and debt financing.

Comparison of the year ended December 31, 2019 versus the year ended December 31, 2018
The following table provides summary information about our results of operations for the years ended December 31, 2019 and 2018 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Repayments (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2019	2018
Hotel revenues	$31,381	$32,666	$(1,285)	(4)%	$—	$(1,285)
Office revenues	28,830	29,941	(1,111)	(4)%	(215)	(896)
Apartment revenues	8,112	7,469	643	9%	—	643
Dividend income from real estate equity securities	418	196	222	113%	—	222
Interest income from real estate loan receivable	—	10	(10)	(100)%	(10)	—
Hotel expenses	22,770	22,907	(137)	(1)%	—	(137)
Office expenses	13,705	12,322	1,383	11%	(19)	1,402
Apartment expenses	3,554	3,779	(225)	(6)%	—	(225)
Asset management fees to affiliate	4,093	3,985	108	3%	(38)	146
General and administrative expenses	3,475	2,866	609	21%	n/a	n/a
Depreciation and amortization	20,236	20,405	(169)	(1)%	(109)	(60)
Interest expense	19,876	14,663	5,213	36%	(11)	5,224
Impairment charges on real estate	—	14,745	(14,745)	(100)%	—	(14,745)
Other interest income	305	367	(62)	(17)%	n/a	n/a
Equity in income of unconsolidated entity	2,800	339	2,461	726%	—	2,461
Gain (loss) on real estate equity securities	2,704	(1,924)	4,628	(241)%	4,628	—
Gain on sale of real estate	4,178	—	4,178	n/a	4,178	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2019 compared to the year ended December 31, 2018 related to real estate and real estate-related investments acquired, repaid or disposed on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2019 compared to the year ended December 31, 2018 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Hotel revenues decreased from $32.7 million for the year ended December 31, 2018 to $31.4 million for the year ended December 31, 2019 primarily due to a decrease in hotel room revenues collected as a result of a decrease in average daily rate at Springmaid Beach Resort and a decrease in occupancy at Q&C Hotel. The average daily rate at Springmaid Beach Resort decreased from $157.47 for the year ended December 31, 2018 to $138.06 for the year ended December 31, 2019. Springmaid Beach Resort occupancy increased from 60.6% for the year ended December 31, 2018 to 65.0% for the year ended December 31, 2019. Q&C Hotel occupancy decreased from 77.8% for the year ended December 31, 2018 to 73.3% for the year ended December 31, 2019. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Office revenues decreased from $29.9 million for the year ended December 31, 2018 to $28.8 million for the year ended December 31, 2019 primarily due to a decrease in average occupancy to 68.3% for the year ended December 31, 2019 compared to 70% for the year ended December 31, 2018 and the disposition of 2200 Paseo Verde. We expect office revenues to vary in future periods based on occupancy rates and rental rates of our office properties, but to decrease to the extent we dispose of properties.
Apartment revenues increased from $7.5 million for the year ended December 31, 2018 to $8.1 million for the year ended December 31, 2019 primarily due to overall increase in rent per unit. We expect apartment revenues to vary in future periods depending on occupancy rates and rental rates.
Dividend income from real estate equity securities increased from $0.2 million for the year ended December 31, 2018 to $0.4 million for the year ended December 31, 2019 due to the acquisition of real estate equity securities. We expect dividend income from real estate equity securities to vary in future periods as a result of declaration of dividends and to the extent we buy or sell any securities.
Hotel expenses remained consistent at $22.9 million for the years ended December 31, 2018 and 2019. Office expenses increased from $12.3 million for the year ended December 31, 2018 to $13.7 million for year ended December 31, 2019 primarily as a result of (i) approximately $1.2 million of 210 West 31st Street expenses incurred during the year ended December 31, 2019, which were previously capitalized to building and improvements prior to the development being placed on hold on October 1, 2018. We expect total expenses to vary in future periods based on occupancy rates.

Asset management fees to affiliate increased from $4.0 million for the year ended December 31, 2018 to $4.1 million for year ended December 31, 2019 primarily as a result of improvements made at our properties. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties but to decrease to the extent we dispose of properties. Approximately $0.6 million of asset management fees incurred were payable as of December 31, 2019.
General and administrative expenses increased from $2.9 million for the year ended December 31, 2018 to $3.5 million for year ended December 31, 2019 primarily due to an increase in legal costs. We expect general and administrative expenses to fluctuate in future periods based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses decreased from $20.4 million for the year ended December 31, 2018 to $20.2 million for the year ended December 31, 2019 primarily due to disposition of 2200 Paseo Verde. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of improvements to real estate.
Interest expense increased from $14.7 million for the year ended December 31, 2018 to $19.9 million for the year ended December 31, 2019, primarily as a result of approximately $3.8 million of 210 West 31st Street interest expense incurred during the year ended December 31, 2019, which was previously capitalized to building and improvements prior to the development being placed on hold on October 1, 2018. Excluded from interest expense was $3.9 million of interest capitalized to building and improvements during the years ended December 31, 2018. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing. The increase in interest expense due to increases in LIBOR rates would be minimized somewhat to the extent rates are above the strike rates on our interest rate cap instruments.
During the year ended December 31, 2018, we recorded impairment charges in the aggregate of $14.7 million to write-down the carrying value of 210 West 31st Street, a development property located in New York, New York, to its estimated fair value of $54.9 million due to a change in the projected hold period and related decrease in projected cash flows. We purchased 210 West 31st Street for $48.0 million plus $1.8 million of closing costs. Since acquisition in December 2016, we have capitalized $6.8 million related to a finance lease asset, $3.8 million in development costs and $9.2 million of other certain costs such as financing costs, real estate taxes and insurance costs that have been capitalized to building and improvements.
During the year ended December 31, 2019, we recognized $2.8 million of equity income from unconsolidated entity as a result of the liquidation of the underlying portfolio related to our STAM investment.
Gain on real estate equity securities was $2.7 million during the year ended December 31, 2019, primarily as a result of a increase in share price of our investment in real estate equity securities. Loss on real estate equity securities was $1.9 million during the year ended December 31, 2018, primarily as a result of a decrease in share price of our investment in real estate equity securities We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in the share price of our investment in real estate equity securities.
Gain on sale of real estate was $4.2 million for the year ended December 31, 2019, due to the disposition of 2200 Paseo Verde.
For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 8, 2019 and is incorporated herein by reference.

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

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases and mark-to-market adjustments included in net income are the most significant adjustments for the periods presented. We have excluded these items based on the following economic considerations:
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2019, 2018 and 2017 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2019	2018	2017
Net loss attributable to common stockholders	$(7,499)	$(23,508)	$(3,272)
Depreciation of real estate assets	14,433	13,219	9,039
Amortization of lease-related costs	5,803	7,186	5,390
Gain on sale of real estate	(4,178)	—	—
Impairment charges on real estate	—	14,745	—
(Gain) loss on real estate equity securities	(2,704)	1,924	—
Adjustments for noncontrolling interests (1)	(985)	(3,302)	(758)
Adjustments for investment in unconsolidated entity (2)	(2,800)	(26)	—
FFO attributable to common stockholders (3)	2,070	10,238	10,399
Straight-line rent and amortization of above- and below-market leases	(3,221)	(4,845)	(2,802)
Loss on extinguishment of debt	105	—	—
Amortization of discounts and closing costs	—	—	(58)
Unrealized loss (gain) on derivative instruments	5	(124)	175
Adjustments for noncontrolling interests (1)	(25)	(22)	(21)
MFFO attributable to common stockholders (3)	(1,066)	5,247	7,693
Other capitalized operating expenses (4)	—	(998)	(641)
Casualty-related income, net (5)	87	—	(1,614)
Adjustments for noncontrolling interests - consolidated entity (1)	(9)	—	161
Adjusted MFFO attributable to common stockholders (3)	$(988)	$4,249	$5,599
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
(5) Reflects property damages and insurance recoveries related to the impact of Hurricane Matthew at the Springmaid Beach Resort. We exclude them from Adjusted MFFO to more appropriately present the ongoing operating perfor,mance of our real estate investments on a comparative basis. We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

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
Through December 31, 2019, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on our behalf in connection with our initial public offering of approximately $11.4 million. As of December 31, 2019, we had recorded $16.4 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of December 31, 2019, we had recorded $2.8 million of other organization and offering expenses, which amounts represent our maximum liability for organization and other offering costs as of December 31, 2019 based on the 1.0% limitation described above.
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

From time to time during our operational stage we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow provided by operations during 2019 were as follows (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Class A Share (1) (2)	Distributions Declared Per Class T Share (1) (2)	Distributions Paid (3)			Cash Flows (Used in) Provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2019	$1,206	$0.040	$0.040	$550	$899	$1,449	$(3,111)
Second Quarter 2019	724	0.024	0.024	276	448	724	2,899
Third Quarter 2019	724	0.024	0.024	285	439	724	2,065
Fourth Quarter 2019	725	0.024	0.024	292	432	724	(1,948)
	$3,379	$0.112	$0.112	$1,403	$2,218	$3,621	$(95)
_____________________
(1) Distributions for the period from January 2019 through February 2019 were based on monthly record dates and were calculated at a rate of $0.01598333 per share per month. Distributions for March 2019 through December 2019 were based on the monthly record date and were calculated at a rate of $0.00799167 per share on the outstanding shares of all classes of its common stock as of monthly record dates.
(2) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2019, we paid aggregate distributions of $3.6 million, including $1.4 million distributions paid in cash and $2.2 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2019 was $7.5 million and cash flow used in operations was $0.1 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $3.6 million of prior period cash flow from operating activities in excess of distributions paid. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
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
Cash Distributions Paid
On January 2, 2020, we paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of our common stock as of December 19, 2019.
Proposed Merger
On February 19, 2020, we, Pacific Oak Strategic Opportunity REIT, Inc. (“POSOR I”), and Pacific Oak SOR II, LLC, an indirect subsidiary of POSOR I (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, we will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity will continue as an indirect subsidiary of POSOR I. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of our company shall cease. At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of our common stock will be converted into the right to receive 0.9643 shares of POSOR I common stock. The combined company after the Merger will retain the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. See “Proposed Merger” in Item Part I, Item 1 of this Annual Report on Form 10-K for more information.
COVID-19
The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has significantly disrupted economic markets and impacted commercial activity worldwide, including the US, and the prolonged economic impact is uncertain. Customers and potential customers of the properties we own could be adversely affected by the disruption to business caused by the global outbreak of the Coronavirus. This could lead to similar negative impacts on our business.

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
The table below summarizes the outstanding principal balance and the weighted average interest rates for our notes payable for each category as of December 31, 2019 based on the maturity dates and the notional amount and average interest strike rates of our derivative instrument as of December 31, 2019 based on maturity date (dollars in thousands):

	Maturity Date						Total Value or Notional Amount
	2020	2021	2022	2023	2024	Thereafter		Fair Value
Assets
Derivative instruments
Interest rate caps, notional amount	$34,125	$142,950	$—	$—	$—	$—	$177,075	$—
Average interest strike rate (1)	3.0%	3.7%	—	—	—	—	3.6%
Liabilities
Notes Payable, principal outstanding
Variable rate	$78,208	$73,862	$177,525	$—	$—	$—	$329,595	$330,687
Average interest rate (2)	4.5%	3.9%	4.3%	—	—	—	4.3%
_____________________
(1) The average interest strike rate represents the weighted-average cap on one-month LIBOR on the applicable notional amounts.
(2) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2019 is calculated as the actual interest rate in effect at December 31, 2019 (consisting of the contractual interest rate), using interest rate indices at December 31, 2019, where applicable.
Movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $329.6 million of variable rate debt outstanding. As of December 31, 2019, we have also entered into four interest rate cap agreements with an aggregate notional value of $177.1 million, which effectively cap one-month LIBOR at a range of 3.00%-4.00%. The weighted-average remaining term of the interest rate caps is 1.5 years. Based on interest rates as of December 31, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2019, interest expense on our variable rate debt would increase or decrease, respectively, by $3.3 million and $3.3 million, respectively.
The weighted-average interest rate of our variable rate debt as of December 31, 2019 was 4.3%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2019 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of December 31, 2019 where applicable.

We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of December 31, 2019, we owned real estate equity securities with a book value of $9.9 million. Based solely on the prices of real estate equity securities as of December 31, 2019, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $1.0 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
On November 1, 2019, we entered into an advisory agreement with a new external advisor, Pacific Oak Capital Advisors, LLC, and as a result, all processes have been affected by this change. In most cases, the accounting functions are the same but performed by new personnel. Effective November 1, 2019, Michael A. Bender was appointed to serve as our Executive Vice President, Treasurer, Secretary and Chief Financial Officer-Elect and on November 8, 2019 became Chief Financial Officer. The new external advisor has transitioned most accounting functions to a service provider during our last fiscal quarter, and this resulted in a change to our processes and control environment. There were no other changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
As of the year ended December 31, 2019, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Keith D. Hall	Chief Executive Officer and Director	60
Peter McMillan III	Chairman of the Board, President and Director	61
Michael A. Bender	Chief Financial Officer, Treasurer and Secretary	60
John P. Joliet	Independent Director	50
Laurent Degryse	Independent Director	53
Kenneth G. Yee	Independent Director	60
_____________________
* As of March 1, 2020.
Keith D. Hall is our Chief Executive Officer and one of our directors, positions he has held since February 2013 and October 2008, respectively. He is also the Chief Executive Officer and a director of Pacific Oak Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively. He is a former Executive Vice President of KBS REIT II, KBS REIT III and KBS Growth & Income REIT. Mr. Hall was Executive Vice President of KBS Real Estate Investment Trust, Inc (“KBS REIT I”) from June 2005 until its liquidation in December 2018. Mr. Hall owns and controls a 50% interest in Pacific Oak Holding, which is the sole owner of our current advisor. Mr. Hall also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our former advisor (KBS Capital Advisors) and our former dealer manager (KBS Capital Markets Group). KBS Holdings is a sponsor of our company, and is or was a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), Pacific Oak Strategic Opportunity REIT and KBS Growth & Income REIT, which were formed in 2008, 2005, 2007, 2009, 2009, 2008 and 2015, respectively. Mr. Hall is also a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.
Mr. Hall is affiliated with Willowbrook Capital Group, LLC, an asset management company. Mr. Hall is also a founder of Pacific Oak Capital Group, a real estate asset management company formed in 2018, and its family of companies. Prior to commencing his affiliation with Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.
Our board of directors has concluded that Mr. Hall is qualified to serve as one of our directors for reasons including his expertise in the real estate finance markets and his expertise with real estate-related investments. With over 30 years of experience investing in and managing real estate-related investments, Mr. Hall has the depth and breadth of experience to implement our business strategy. As an executive officer and principal of our advisor, Mr. Hall is able to direct the board of directors to the critical issues facing our company.
Peter McMillan III is our President, the Chairman of the Board and one of our directors, positions he has held since February 2013. He is also President, Chairman of the Board and a director of Pacific Oak Strategic Opportunity REIT, positions he has held since December 2008. Mr. McMillan has previously served as an Executive Vice President, the Treasurer and Secretary and a director of KBS Growth & Income REIT and KBS REIT III. From June 2005 until its liquidation in December 2018, Mr. McMillan was Executive Vice President, Treasurer, Secretary and a director of KBS REIT I. From August 2007 through August 2018 he served as Executive Vice President, Treasurer and Secretary of KBS REIT II and from August 2007 through February 2019 he was also a director of KBS REIT II. From August 2009 until its liquidation in December 2018, Mr. McMillan was Executive Vice President of KBS Legacy Partners Apartment REIT. Mr. McMillan owns and controls a 50% interest in Pacific Oak Holding, which is the sole owner of our current advisor. Mr. McMillan also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our former advisor (KBS Capital Advisors) and our former dealer manager (KBS Capital Markets Group). KBS Holdings is a sponsor of our company, and is or was a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT II, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, which were formed in 2008, 2005, 2007, 2009, 2009, 2013 and 2015, respectively. Mr. McMillan is also a member of the investment committee formed by our advisor to evaluate and authorize new investment opportunities for us.

Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a founder of Pacific Oak Capital Group, a real estate asset management company formed in 2018, and its family of companies. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC, an asset management company. In addition, since November 2017, Mr. McMillan has served as Chairman and a director for Keppel Pacific Oak-US REIT Management Pte. Ltd., which is the Manager of Keppel Pacific Oak US REIT. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the board of directors of TCW Funds, Inc. and TCW Strategic Income Fund, Inc., and is a member of the board of trustees of Metropolitan West Funds.
Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors and the Chairman of the Board for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct our board of directors to the critical issues facing our company. Further, his experiences as a director of Pacific Oak Strategic Opportunity REIT II, TCW Mutual Funds, and Metropolitan West Funds and as a former director of KBS REIT I, KBS REIT II, KBS REIT III, KBS Growth & Income REIT, TCW Alternative Funds and Steinway Musical Instruments, Inc. provide him with an understanding of the requirements of serving on a public company board and qualify him to serve as the chairman of our board of directors.
Michael A. Bender has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since November 2019. Mr. Bender has also served in the same roles for Pacific Oak Strategic Opportunity REIT since November 2019. Mr. Bender has served as Chief Financial Officer of Pacific Oak Capital Advisors since July 2019. Prior to joining our advisor in 2019, Mr. Bender was self-employed as a private consultant primarily engaged in commercial real estate finance from January 2017 to July 2019. From January 2016 to January 2017, Mr. Bender served as Chief Financial Officer for Kamal Osman Janjoom Group LLC, a Dubai-based retail company focused in the Middle East, where he was responsible for all aspects of accounting, reporting, control, corporate finance and treasury. From October 2007 to January 2016, Mr. Bender was Chief Financial Officer and Chief Accounting Officer for Spirit Realty Capital, Inc., a NYSE-traded commercial property REIT. During his eight years at Spirit Realty Capital, Mr. Bender was in charge of accounting, reporting, control, corporate finance and treasury.
Before joining Spirit Realty Capital, Inc. in 2007, Mr. Bender held positions including Assistant Corporate Controller for Allied Waste, Inc., Vice President of Global External Reporting for American Express Corporation, Chief Financial Officer for FINOVA Realty Capital and senior manager for Deloitte & Touche, LLP. Mr. Bender earned a Bachelor of Science Degree in Accounting and a Master of Business Administration from Arizona State University. He is a Certified Public Accountant.
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
In addition, Mr. Degryse has served as the chairman of the board of SoftKinetic International SA from 2008 to 2015. He was a director of Herpain Urbis Retail (from 2008 to 2015) and a director of Herpain Urbis (from 2007 to 2013) and Herpain Enterprise (from 2008 to 2013). Herpain Urbis Retail, Herpain Urbis and Herpain Enterprise are related companies with expertise in real estate development and construction for office, residential and commercial real estate in Belgium. In addition, from March 2007 through March 2012 he served as a member of the supervisory board of Urbis SCA. Mr. Degryse was a member of the board of trustees and member of the finance and the audit committee of MOCA, the Museum of Contemporary Art in Los Angeles, California. Mr. Degryse is a graduate of the Solvay Business School at the University of Brussels, Belgium where he received a Master in Business Engineering.
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
Kenneth G. Yee is one of our independent directors and is the Chairman of the Audit Committee, positions he has held since April 2017 and May 2017, respectively. He is also an independent director and Chairman of the Audit Committee of Pacific Oak Strategic Opportunity REIT, positions he has held since April 2017 and May 2017, respectively. Since 2000, Mr. Yee has been the President and Chief Executive Officer of Ridgecrest Capital, Inc., a real estate financial advisory services and structured finance firm. Mr. Yee previously served in the same positions for Ridgecrest Capital, Inc. from 1992 to 1997. From 2007 to June 2011, Mr. Yee was also the managing director of Cappello Capital Corp., where he was responsible for sourcing, evaluating, structuring and placing transactions relating to domestic and international real estate equity and debt, and small and middle market corporate capital raising and mergers and acquisitions. Mr. Yee served as Senior Vice President of Acquisitions for Imperial Credit Commercial Mortgage Investment Corp from 1998 to 1999. From 1990 to 1991, Mr. Yee served as Vice President and Controller for Secured Capital Corp. (now known as Eastdil Secured LLC, formerly a division of Wells Fargo), a real estate advisory and investment banking firm. Prior to that, he was a Vice President at Drexel Burnham Lambert from 1987 to 1990. From 1986 to 1987, Mr. Yee was an associate consultant for Kenneth Leventhal & Company, a real estate consulting and public accounting firm. Mr. Yee was a financial analyst with Deseret Pacific Mortgage from 1985 to 1986 and he was a senior accountant with Ernst & Whinney, a public accounting firm, from 1982 to 1985.
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
Our board of directors has concluded that Mr. Yee is qualified to serve as one of our independent directors for reasons including his expertise with respect to real estate equity and debt transactions and accounting matters. With more than 25 years of experience with real estate equity and debt transactions, Mr. Yee is well-positioned to advise the board with respect to potential investment opportunities and investment management. In addition, with over 30 years of experience as a Certified Public Accountant, Mr. Yee provides our board of directors with substantial expertise regarding real estate accounting and financial reporting matters

The Audit Committee
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
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.pacificoakcmg.com/offering/reit-ii.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence –Report of the Conflicts Committee” for a discussion of the fees paid to our advisor and its affiliates.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2019.

Name	Fees Earned in 2019 or Paid in Cash	All Other Compensation	Total
John P. Joliet	$133,333	$—	$133,333
Laurent Degryse	149,333	—	149,333
Kenneth G. Yee	97,333	—	97,333
Peter McMillan (2)	—	—	—
Keith D. Hall (2)	—	—	—
_____________________
(1) Fees Earned in 2019 or Paid in Cash include meeting fees earned in: (i) 2018 but paid or reimbursed in 2019 as follows: Mr. Degryse $10,333, Mr. Yee $11,333 and Mr. Joliet $9,333; and (ii) 2019 and paid or to be paid in 2020 as follows: Mr. Degryse $3,333, Mr. Yee $3,333 and Mr. Joliet $3,333.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We will compensate each of our independent directors with an annual retainer of $40,000. In addition, we will pay independent directors for attending board and committee meetings as follows:
•$2,500 in cash for each board meeting attended;
•$2,500 in cash for each committee meeting attended, except that the committee chairman is paid $3,000 for each committee meeting attended;
•$2,000 in cash for each teleconference board meeting attended; and
•$2,000 in cash for each teleconference committee meeting attended, except that the committee chairman is paid $3,000 for each teleconference committee meeting attended.
All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 1, 2020, the amount of our Class A common stock and Class T common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of each of our Class A common stock and Class T common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner of Class A and Class T Shares, as indicated	Amount and Nature of Beneficial Ownership of Class A Shares		Percent of all Class A Shares	Amount and Nature of Beneficial Ownership of Class T Shares	Percent of all Class T Shares
Keith D. Hall, Chief Executive Officer and Director	334,535	(1)(2)	1.9%	—	—%
Peter McMillan III, Chairman of the Board, President and Director	334,535	(1)(2)	1.9%	—	—%
Michael A. Bender, Chief Financial Officer, Treasurer and Secretary	—		—	—	—%
John P. Joliet, Independent Director	—		—	—	—%
Laurent Degryse, Independent Director	—		—	—	—%
Kenneth G. Yee, Independent Director	—		—	—	—%
All directors and executive officers as a group	334,535	(1)(2)	1.9%	—	—%
_____________________
(1) Includes 25,785 Class A shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Keith D. Hall and Peter McMillan III. None of the shares are pledged as security. The address of this beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) Includes 307,984 Class A shares owned by Willowbrook Capital Group, an entity owned and controlled by Keith D. Hall and Peter McMillan III. None of the shares are pledged as security. The address of this beneficial owner is 11150 Santa Monica Blvd., Suite 400, Los Angeles, California 90025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
A majority of our board of directors, Messrs. Degryse, Joliet, and Yee, meet the independence criteria as specified in our charter, as set forth on Appendix A attached hereto. In addition, and although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that Kenneth G. Yee, John P. Joliet and Laurent Degryse each satisfies the New York Stock Exchange independence standards. Kenneth G. Yee also serves as independent director of POSOR I. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.
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
For the year ended December 31, 2019, the costs of raising capital in our primary initial public offering and our dividend reinvestment plan offering represented less than 1% of the capital raised.

Acquisition and Investment Policies. We have invested a significant amount of the net proceeds of our now-terminated primary initial public offering and do not anticipate making additional real estate acquisitions. As of January 31, 2020, we had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and an investment in real estate equity securities. Additionally, as of January 31, 2020, we had entered into a joint venture to develop one office/retail property.
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
As of January 31, 2020, our borrowings and other liabilities were both approximately 60% of the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
We disposed of one office building, 2200 Paseo Verde, during the year ended December 31, 2019.
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
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2019, total operating expenses represented approximately 1% and 676% of average invested assets and our net income, respectively.

Our Policy Regarding Transactions with Related Persons. Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our Chief Financial Officer, via the Ethics Hotline, or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2019 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
As described further below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC, our sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of Pacific Oak Capital Advisors, LLC, our advisor since November 1, 2019. Messrs. Hall and McMillan are also two of our executive officers and directors.
In addition, along with Charles J. Schreiber, Jr., Keith D. Hall and Peter McMillan III control and indirectly own KBS Holdings LLC, our sponsor prior to November 1, 2019. KBS Holdings is the sole owner of KBS Capital Advisors LLC, our advisor prior to November 1, 2019, and KBS Capital Markets Group LLC, the entity that acted as the dealer manager of our now-terminated primary initial public offering.
Our Relationships with KBS Capital Advisors and Pacific Oak Capital Advisors. From our inception through October 31, 2019, KBS Capital Advisors provided day-to-day management of our business. Among the services provided by KBS Capital Advisors under the terms of the KBS Capital Advisors advisory agreement were the following:
•finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;
•structuring the terms and conditions of our investments, sales and joint ventures;
•acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;
•sourcing and structuring our loan originations and acquisitions;
•arranging for financing and refinancing of our properties and our other investments;
•entering into leases and service contracts for our properties;
•supervising and evaluating each property manager’s performance;
•reviewing and analyzing the properties’ operating and capital budgets;
•assisting us in obtaining insurance;
•generating an annual budget for us;
•reviewing and analyzing financial information for each of our assets and our overall portfolio;
•formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;
•performing investor-relations services;
•maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;
•engaging in and supervising the performance of our agents, including our registrar and transfer agent; and
•performing any other services reasonably requested by us.
KBS Capital Advisors was subject to the supervision of the board of directors and only had such authority as we delegated to it as our agent. The advisory agreement with KBS Capital Advisors terminated on October 31, 2019, and we hired Pacific Oak Capital Advisors under substantially the same terms on November 1, 2019. Our advisory agreement with Pacific Oak Capital Advisors has a one-year term subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2019 through the most recent date practicable, which was January 31, 2020, we compensated our then-current advisor as set forth below.

Our advisor or its affiliates have paid our organization and other offering expenses (other than selling commissions, dealer manager fees and the stockholder servicing fee with respect to Class T shares sold in our primary initial public offering) related to our primary initial public offering in excess of 1.0% of gross proceeds from our primary initial public offering.
We incur acquisition and origination fees payable to our advisor equal to a percentage of the cost of investments acquired or originated by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate investments. For investments acquired or originated with proceeds raised in our offerings on or prior to February 16, 2016, this percentage is 1.5%. For investments acquired or originated with proceeds raised in our initial public offering after February 16, 2016, this percentage is 2.6%. Acquisition and origination fees from January 1, 2019 through January 31, 2020 totaled approximately $29,000.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2019 through January 31, 2020, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the cost of our investments and (ii) 2.0% of the sum of the cost of our investments, less any debt secured by or attributable to the investments. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, including the cost of any subsequent development, construction or improvements to the property and including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor). The cost of the loans and any investments other than real property is calculated as the lesser of (x) the amount actually paid or allocated to acquire or fund the loan or other investment, including fees and expenses related thereto (but excluding acquisition fees paid or payable to our advisor), and (y) the outstanding principal amount of such loan or other investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition fees paid or payable to our advisor), as of the time of calculation. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. From January 1, 2019 through January 31, 2020, our asset management fees totaled $4.4 million.
Under the advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2019 through January 31, 2020, we had reimbursed our advisor for $0.3 million of operating expenses, including $0.3 million of employee costs.
The conflicts committee considers our relationship with our advisor during 2018 and 2019 to be fair. The conflicts committee believes that the amounts paid or payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We entered a dealer manager agreement with our dealer manager on August 12, 2014 in connection with the launch of our initial public offering which agreement was amended and restated on February 17, 2016 and terminated effective December 31, 2019. Pursuant to our dealer manager agreement, through February 16, 2017, our dealer manager was entitled to receive selling commissions of up to 6.5% and dealer manager fees of up to 3.0% of the purchase price for shares of our common stock sold in our primary offering. Effective February 17, 2016, our dealer manager was entitled to receive selling commissions of up to 6.5% of the purchase price for Class A shares of our common stock sold in the primary offering and up to 3.0% of the purchase price of our Class T shares of common stock sold in the primary offering, as well as a dealer manager fee of up to 2.0% of the purchase price of each class of shares of our common stock sold in the primary offering. All or a portion of the selling commissions were not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee was payable with respect to certain volume discount sales. The dealer manager reallowed 100% of selling commissions to broker-dealers participating in our initial public offering. From its dealer manager fee, our dealer manager generally reallowed to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in select cases, up to 1.5% of the gross primary offering proceeds).

From January 1, 2019 through January 31, 2020, we did not incur any selling commissions or dealer manager fees.
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
No stockholder servicing fee was paid with respect to Class T shares purchased through our dividend reinvestment plan offering or issued pursuant to a stock dividend. We ceased accruing for stockholder servicing fees after July 31, 2018.
Subordinated Participation in Net Cash Flows.
Upon a merger or listing of our common stock on a national securities exchange, we may pay Pacific Oak Capital Advisors an incentive fee. Upon a listing this fee will equal 15% of the amount by which (i) the market value of our outstanding stock plus the total of all distributions paid by us to stockholders from inception until the date market value is determined (regardless of the source used to fund such distributions and including distributions that may constitute a return of capital for federal income tax purposes and excluding any stock dividend) exceeds (ii) the sum of our stockholders’ gross investment amount, which is the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by us (excluding shares received as a stock dividend which we subsequently repurchased) multiplied by the weighted average issue price of the shares sold in the primary offering, and the amount of cash flow necessary to generate a 7.0% per year cumulative, noncompounded return on our stockholders’ gross investment amount from our inception through the date the market value is determined.
Upon a merger this fee will equal 15% of the amount by which (i) the merger consideration amount plus the total of all distributions paid or declared by us to stockholders from inception until the closing of the merger (regardless of the source used to fund such distributions and including distributions that may constitute a return of capital for federal income tax purposes and excluding any stock dividend) exceeds (ii) the sum of our stockholders’ gross investment amount, which is the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by us (excluding shares received as a stock dividend which we subsequently repurchased) multiplied by the weighted average issue price of the shares sold in the primary offering, and the amount necessary to generate a 7.0% per year cumulative, noncompounded return on our stockholders’ gross investment amount from our inception through the closing of the merger.
If our advisor receives a subordinated incentive fee, the fee will not be separately reduced by the prior payment to our advisor of a participation in our net cash flows as the calculation of the subordinated incentive fee takes into account any prior payment to our advisor of this participation. In addition, if Pacific Oak Capital Advisors is entitled to receive the subordinated incentive fee upon a listing, Pacific Oak Capital Advisors will no longer participate in our net cash flows as described above.
The 7.0% per year cumulative, noncompounded return on gross investment amount is calculated on a daily basis. In making this calculation, gross investment amount is determined for each day during the period for which the 7.0% per year cumulative, noncompounded return is being calculated, including a daily adjustment to reflect shares repurchased by us (excluding shares received as a stock dividend which we subsequently repurchased). In addition, gross investment amount is reduced by the following: (i) distributions from net sales proceeds, (ii) distributions from net financing proceeds, and (iii) distributions paid from cash flow from operations in excess of a cumulative, noncompounded, annual return of 7.0%. Gross investment amount is only reduced as described above; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes. The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder but rather is based on total distributions paid on all outstanding shares relative to total gross investment amount invested by all stockholders. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for Pacific Oak Capital Advisors to receive the subordinated incentive fee. In fact, if Pacific Oak Capital Advisors is entitled to receive the subordinated incentive fee, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return.

Sub-Advisory Agreement.
KBS Capital Advisors entered a sub-advisory agreement with STAM Europe (“STAM”), a real estate operating company based in Paris, France, pursuant to which STAM would provide real estate acquisition and portfolio management services to our advisor in connection with investments in Europe. For investments in Europe we make directly and for which our ownership interest is 100%, our advisor would compensate STAM for its services in sourcing and managing these investments from the fees it earns from us under the advisory agreement with us and we will pay STAM no additional compensation. Effective April 17, 2019, STAM terminated the sub-advisory agreement with KBS Capital Advisors.
Insurance.
On January 6, 2014, we, together with KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), POSOR I, our former dealer manager, our former advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers was allocated by KBS Capital Advisors and its insurance broker among each of the various entities covered by the program, and was billed directly to each entity. In June 2015, KBS Growth & Income REIT, Inc. ("KBS Growth & Income REIT") was added to the insurance program at terms similar to those described above. At renewal in June 2018, we, along with POSOR I and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. We, together with POSOR I, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is or was allocated by our applicable advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2020.
Pacific Oak Opportunity Zone Fund I.
On December 31, 2019, we made a $2.9 million investment in the Pacific Oak Opportunity Zone Fund I, LLC. Pacific Oak Opportunity Zone Fund I is sponsored by Pacific Oak Holding. Pacific Oak Capital Advisors is entitled to certain fees in connection with the fund. The fund will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on our proportionate share of the investment. Pacific Oak is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for our $2.9 million investment.
Currently Proposed Transactions.
On February 19, 2020, Pacific Oak Strategic Opportunity REIT II, Inc. (the “Company” or “POSOR II”), Pacific Oak Strategic Opportunity REIT, Inc. (“POSOR I”), and Pacific Oak SOR II, LLC, an indirect subsidiary of POSOR I (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, POSOR II will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity will continue as an indirect subsidiary of ours. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of POSOR II shall cease. At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share (the “POSOR II Common Stock”), will be converted into the right to receive 0.9643 shares of our common stock, par value $0.01 per share. The combined company after the Merger (the “Combined Company”) will retain the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. See “Proposed Merger” in Item Part I, Item 1 of this Annual Report on Form 10-K for more information.

Conflicts Committee Determination. The conflicts committee has examined the fairness of the transactions described above, and has determined that all such transactions are fair and reasonable to us. The conflicts committee has also determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 25, 2020	The Conflicts Committee of the Board of Directors:
Laurent Degryse (Chairman), John P. Joliet, and Kenneth G. Yee

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2019, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2019 and 2018, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2019 and 2018, are set forth in the table below.

	2019	2018
Audit Fees	$505,000	$509,000
Audit-related fees	—	—
Tax fees	152,000	126,000
All other fees	—	2,000
Total	$657,000	$637,000
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:
•Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
•Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•All other fees - These are fees for any services not included in the above-described categories.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-42 through F-43 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(b) Exhibits

Ex.	Description

2.1
Agreement and Plan of Merger, dated as of February 19, 2020, by and among Pacific Oak Strategic Opportunity REIT, Inc., Pacific Oak SOR II, LLC and Pacific Oak Strategic Opportunity REIT II, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 20, 2020

3.1
Second Articles of Amendment and Restatement adopted on August 11, 2014, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed September 19, 2014

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

4.2	Fourth Amended and Restated Dividend Reinvestment Plan adopted May 18, 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 24, 2017

4.3	Amended and Restated Multiple Class Plan, effective as of May 18, 2017, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 24, 2017

4.4	Description of Capital Stock

10.1
Termination Agreement, dated as of February 19, 2020, by and between Pacific Oak Strategic Opportunity REIT II, Inc. and Pacific Oak Capital Advisors, LLC , incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2020

10.2
Loan Agreement, by and between Loan Agreement, by and between NOHO Commons Pacific Owner LLC and Invesco CMI Investments, L.P., dated August 30, 2019, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 8, 2019

10.3
Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing and Financing Statement, by and between NOHO Commons Pacific Owner LLC, Fidelity National Tile Company and Invesco CMI Investments, L.P., dated August 30, 2019, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 8, 2019

10.4
Promissory Note, by and between NOHO Commons Pacific Owner LLC and Invesco CMI Investments, L.P., dated August 30, 2019, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 8, 2019

10.5
Guaranty of Recourse Obligations, by and between Karl Slovin, Slovin Properties, Inc. and KBS SOR US Properties II LLC, dated August 30,2019, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 8, 2019

Ex.	Description
10.6
Advisory Agreement, by and between the Company and Pacific Oak Capital Advisors, dated November 1, 2019, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 8, 2019

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program adopted December 6, 2018, incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed December 11, 2018

99.2	Consent of Duff & Phelps, LLC

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Pacific Oak Strategic Opportunity REIT II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Oak Strategic Opportunity REIT II, Inc. (formerly known as KBS Strategic Opportunity REIT II, Inc.) (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 26, 2020

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Real estate, net	$493,683	$511,606
Real estate equity securities	9,934	7,230
Total real estate and real estate-related investments, net	503,617	518,836
Cash and cash equivalents	17,500	21,063
Restricted cash	5,976	5,795
Investment in unconsolidated joint ventures	3,468	2,868
Rents and other receivables	4,648	5,612
Above-market leases, net	44	65
Prepaid expenses and other assets	8,230	8,239
Total assets	$543,483	$562,478
Liabilities and equity
Notes payable, net	$325,995	$326,543
Accounts payable and accrued liabilities	6,684	7,226
Due to affiliates	649	235
Distributions payable	242	484
Below-market leases, net	4,677	7,348
Other liabilities	12,776	13,176
Redeemable common stock payable	2,218	3,028
Total liabilities	353,241	358,040
Commitments and contingencies (Note 12)
Redeemable common stock	—	—
Equity
Pacific Oak Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 17,949,194 and 18,103,437 shares issued and outstanding as of December 31, 2019 and 2018, respectively	179	181
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 12,272,927 and 12,208,242 shares issued and outstanding as of December 31, 2019 and 2018, respectively	123	122
Additional paid-in capital	266,310	266,339
Cumulative distributions and net losses	(84,339)	(73,461)
Accumulated other comprehensive income	—	89
Total Pacific Oak Strategic Opportunity REIT II, Inc. stockholders’ equity	182,273	193,270
Noncontrolling interests	7,969	11,168
Total equity	190,242	204,438
Total liabilities and equity	$543,483	$562,478
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Hotel revenues	$31,381	$32,666	$28,994
Office revenues	28,830	29,941	15,607
Apartment revenues	8,112	7,469	6,980
Dividend income from real estate equity securities	418	196	—
Interest income from real estate loan receivable	—	10	387
Total revenues	68,741	70,282	51,968
Expenses:
Hotel expenses	22,770	22,907	19,187
Office expenses	13,705	12,322	5,372
Apartment expenses	3,554	3,779	3,624
Asset management fees to affiliate	4,093	3,985	2,775
General and administrative expenses	3,475	2,866	3,199
Depreciation and amortization	20,236	20,405	14,429
Interest expense	19,876	14,663	8,814
Impairment charges on real estate	—	14,745	—
Total expenses	87,709	95,672	57,400
Other (loss) income:
Other interest income	305	367	514
Equity in income of unconsolidated entity	2,800	339	54
Gain (loss) on real estate equity securities	2,704	(1,924)	—
Casualty-related income, net	—	—	1,614
Gain on sale of real estate	4,178	—	—
Loss on extinguishment of debt	(105)	—	—
Total other income (loss)	9,882	(1,218)	2,182
Net loss before income taxes	(9,086)	(26,608)	(3,250)
Income tax benefit (expense)	—	9	(48)
Net loss	(9,086)	(26,599)	(3,298)
Net loss attributable to noncontrolling interests	1,587	3,091	26
Net loss attributable to common stockholders	$(7,499)	$(23,508)	$(3,272)

Class A Common Stock:
Net loss attributable to common stockholders	$(4,458)	$(13,729)	$(1,480)
Net loss per common share, basic and diluted	$(0.25)	$(0.77)	$(0.09)
Weighted-average number of common shares outstanding, basic and diluted	17,949,301	17,775,503	16,096,216

Class T Common Stock:
Net loss attributable to common stockholders	$(3,041)	$(9,779)	$(1,792)
Net loss per common share, basic and diluted	$(0.25)	$(0.82)	$(0.18)
Weighted-average number of common shares outstanding, basic and diluted	12,241,271	11,864,178	9,797,325
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(9,086)	$(26,599)	$(3,298)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(25)	(113)	313
Reclassification adjustment for amounts recognized in net loss	(64)	—	—
Total other comprehensive (loss) income	(89)	(113)	313
Total comprehensive loss	(9,175)	(26,712)	(2,985)
Total comprehensive loss attributable to noncontrolling interests	1,587	3,091	26
Total comprehensive loss attributable to common stockholders	$(7,588)	$(23,621)	$(2,959)
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2016	14,074,793	$140	6,046,591	$61	$176,021	$(27,817)	$(111)	$148,294	$11,674	$159,968
Net loss	—	—	—	—	—	(3,272)	—	(3,272)	(26)	(3,298)
Other comprehensive loss	—	—	—	—	—	—	313	313	—	313
Issuance of common stock	2,641,090	27	4,822,456	48	71,841	—	—	71,916	—	71,916
Stock dividends issued	308,857	3	184,606	2	4,643	(4,648)	—	—	—	—
Redemptions of common stock	(135,800)	(1)	(21,758)	(1)	(1,357)	—	—	(1,359)	—	(1,359)
Transfers to redeemable common stock	—	—	—	—	(490)	—	—	(490)	—	(490)
Distributions declared	—	—	—	—	—	(3,920)	—	(3,920)	—	(3,920)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,913)	—	—	(4,913)	—	(4,913)
Other offering costs	—	—	—	—	(668)	—	—	(668)	—	(668)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	1,774	1,774
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(25)	(25)
Balance, December 31, 2017	16,888,940	$169	11,031,895	$110	$245,077	$(39,657)	$202	$205,901	$13,397	$219,298
Net loss	—	—	—	—	—	(23,508)	—	(23,508)	(3,091)	(26,599)
Other comprehensive loss	—	—	—	—	—	—	(113)	(113)	—	(113)
Issuance of common stock	1,100,169	11	984,685	10	19,974	—	—	19,995	—	19,995
Stock dividends issued	350,547	3	233,830	2	5,284	(5,289)	—	—	—	—
Redemptions of common stock	(236,219)	(2)	(42,168)	—	(2,439)	—	—	(2,441)	—	(2,441)
Transfers to redeemable common stock	—	—	—	—	(417)	—	—	(417)	—	(417)
Distributions declared	—	—	—	—	—	(5,007)	—	(5,007)	—	(5,007)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(965)	—	—	(965)	—	(965)
Other offering costs	—	—	—	—	(175)	—	—	(175)	—	(175)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	1,362	1,362
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(500)	(500)
Balance, December 31, 2018	18,103,437	$181	12,208,242	$122	$266,339	$(73,461)	$89	$193,270	$11,168	$204,438
Net loss	—	—	—	—	—	(7,499)	—	(7,499)	(1,587)	(9,086)
Other comprehensive loss	—	—	—	—	—	—	(89)	(89)	—	(89)
Issuance of common stock	121,175	1	108,704	1	2,216	—	—	2,218	—	2,218
Redemptions of common stock	(275,418)	(3)	(44,019)	—	(3,045)	—	—	(3,048)	—	(3,048)
Transfers from redeemable common stock	—	—	—	—	810	—	—	810	—	810
Distributions declared	—	—	—	—	—	(3,379)	—	(3,379)	—	(3,379)
Other offering costs	—	—	—	—	(10)	—	—	(10)	—	(10)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	239	239
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,851)	(1,851)
Balance, December 31, 2019	17,949,194	$179	12,272,927	$123	$266,310	$(84,339)	$—	$182,273	$7,969	$190,242
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net loss	$(9,086)	$(26,599)	$(3,298)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Equity in income of unconsolidated entity	(2,800)	(339)	(54)
Distribution of earnings from unconsolidated joint venture	—	56	54
Casualty-related income, net	—	—	(1,614)
Depreciation and amortization	20,236	20,405	14,429
Impairment charges on real estate	—	14,745	—
(Gain) loss on real estate equity securities	(2,704)	1,924	—
Gain on real estate sale	(4,178)	—	—
Noncash interest income on real estate-related investment	—	—	(58)
Loss on extinguishment of debt	105	—	—
Deferred rents	(567)	(1,428)	(774)
Bad debt expense	—	344	152
Amortization of above- and below-market leases, net	(2,654)	(3,417)	(2,028)
Amortization of deferred financing costs	1,763	1,207	910
Foreign currency translation gain	(64)	—	—
Unrealized loss (gain) on derivative instruments	5	(124)	175
Changes in operating assets and liabilities:
Rents and other receivables	1,076	(1,480)	(804)
Prepaid expenses and other assets	(1,394)	(1,738)	2,123
Accounts payable and accrued liabilities	(192)	136	(783)
Due to affiliates	563	(7)	27
Other liabilities	(204)	930	372
Net cash (used in) provided by operating activities	(95)	4,615	8,829
Cash Flows from Investing Activities:
Acquisitions of real estate	—	—	(193,146)
Proceeds from sale of real estate, net	17,697	—	—
Improvements to real estate	(14,145)	(8,914)	(9,744)
Investment in real estate securities	—	(9,150)	—
Payments for construction costs	(445)	(5,699)	(5,575)
Payoff of real estate loan receivable	—	3,500	—
Contributions to unconsolidated joint venture	(2,900)	—	—
Distribution of capital from unconsolidated joint venture	5,104	—	—
Proceeds from insurance claims	—	237	5,080
Purchase of interest rate cap agreement	(58)	(16)	(14)
Proceeds from termination of derivative instrument	145	—	—
Net cash provided by (used in) investing activities	5,398	(20,042)	(203,399)
Cash Flows from Financing Activities:
Proceeds from notes payable	180,164	2,278	120,025
Principal payments on notes payable	(179,383)	(5,499)	—
Payments of deferred financing costs	(3,197)	(254)	(1,782)
Principal payments on finance lease obligations	(196)	(175)	(166)
Proceeds from issuance of common stock	—	17,184	70,090
Payments to redeem common stock	(3,048)	(2,441)	(1,359)
Payments of commissions on stock sales, dealer manager fees and stockholder servicing fees	—	(1,645)	(4,607)
Payments of other offering costs	(10)	(1,217)	—
Distributions paid	(1,403)	(1,861)	(1,453)
Noncontrolling interest contributions	239	1,362	1,774
Distributions to noncontrolling interest	(1,851)	(500)	(25)
Net cash (used in) provided by financing activities	(8,685)	7,232	182,497
Net decrease in cash, cash equivalents and restricted cash	(3,382)	(8,195)	(12,073)
Cash, cash equivalents and restricted cash, beginning of period	26,858	35,053	47,126
Cash, cash equivalents and restricted cash, end of period	$23,476	$26,858	$35,053
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $0, $3,920 and $4,075 for the years ended December 31, 2019, 2018 and 2017, respectively	$17,574	$12,427	$6,390
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,218	$3,028	$2,375
Redemptions payable	$2,218	$3,028	$—
Accrued improvements to real estate	$1,158	$1,381	$805
Other offering costs due to affiliates	$—	$—	$1,042
Distributions payable	$242	$484	$366
Acquisition fees due to affiliates	$29	$178	$77
Construction cost payable	$—	$400	$426
Stock dividends issued	$—	$5,289	$4,648
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

1.  ORGANIZATION
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
Subject to certain restrictions and limitations, the business of the Company was externally managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), an affiliate of the Company, since July 2013 pursuant to an advisory agreement the Company renewed with KBS Capital Advisors on September 26, 2019. KBS Capital Advisors conducted the Company’s operations and managed its portfolio of real estate loans, opportunistic real estate and other real estate-related investments. On October 31, 2019, KBS Capital Advisors ceased to serve as the Company's advisor or have any advisory responsibility to the Company immediately following the filing of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019 (filed November 8, 2019) with the Securities and Exchange Commission (the “SEC”). On November 1, 2019, the Company entered into an advisory agreement (the “Advisory Agreement”) with Pacific Oak Capital Advisors, LLC (the “Advisor”). The Advisory Agreement is effective as of November 1, 2019 through November 1, 2020; however the Company may terminate the Advisory Agreement without cause or penalty upon providing 30 days’ written notice and the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 90 days’ written notice. The terms of the Advisory Agreement are consistent with those of the advisory agreement that was previously in effect with KBS Capital Advisors. KBS Capital Advisors previously entered into a sub-advisory agreement with STAM Europe (“STAM”), a real estate operating company based in Paris, France, to provide real estate acquisition and portfolio management services to KBS Capital Advisors in connection with any investments the Company may make in value-added real estate, distressed debt, and real estate-related investments in Europe. Effective April 17, 2019, STAM terminated the sub-advisory agreement with KBS Capital Advisors.
The Company has invested in and manages a portfolio of opportunistic real estate, real estate equity securities and other real estate-related investments located in the United States and Europe. As of December 31, 2019, the Company had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated joint ventures and an investment in real estate equity securities. Additionally, as of December 31, 2019, the Company had entered into a consolidated joint venture to develop one office/retail property.
From July 3, 2013 to August 11, 2014, the Company conducted a private placement offering (the “Private Offering”) exempt from registration under Regulation D of the Securities Act of 1933, as amended (the “Act”). The Company sold 3,619,851 shares of common stock for gross offering proceeds of $32.2 million in the Private Offering.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
On November 14, 2013, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014. On February 11, 2016, the Company filed an amended registration statement on Form S-11 with the SEC to offer a second class of common stock designated as Class T shares and to designate its initially offered and outstanding common stock as Class A shares. Pursuant to the amended registration statement, the Company offered to sell any combination of Class A and Class T shares in the Public Offering but in no event may the Company sell more than 180,000,000 of shares of its common stock pursuant to the Public Offering. The Company commenced offering Class T shares of common stock for sale to the public on February 17, 2016. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of our former advisor, serves as the dealer manager of the Public Offering pursuant to a dealer manager agreement originally dated August 12, 2014 and amended and restated February 17, 2016 (the “Dealer Manager Agreement”). Previously the Dealer Manager served as dealer manager for the Private Offering. The Dealer Manager was responsible for marketing the Company’s shares. The Company ceased offering shares of common stock in the primary portion of the Public Offering on July 31, 2018 and terminated the primary portion of the Public Offering on September 28, 2018. The Company continues to offer shares of common stock under its dividend reinvestment plan. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue its dividend reinvestment plan offering. The Company may terminate its dividend reinvestment plan offering at any time.
The Company sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $228.6 million. As of December 31, 2019, the Company had sold 723,641 and 333,841 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $9.8 million. Also as of December 31, 2019, the Company had redeemed 718,962 and 107,945 shares of Class A and Class T common stock, respectively, for $7.4 million.
In addition, the Company raised $4.2 million in separate private transactions exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.
On July 3, 2013, the Company issued 21,739 shares of its Class A common stock to KBS Capital Advisors at a purchase price of $9.20 per share. On each of April 2, 2014 and July 31, 2014, the Company issued 120,106 shares of Class A common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of the Company’s directors and the Company’s Chief Executive Officer, and Peter McMillan III, also one of the Company’s directors and the Company’s President, for $1.0 million. On July 14, 2017 and February 13, 2018, the Company issued 214,175 shares and 10,935 shares, respectively, of Class A common stock to a business associate of Keith D. Hall and Peter McMillan III for approximately $2.0 million and $0.1 million, respectively. The Company issued these shares of common stock in a private transaction exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income. For the year ended December 31, 2018, the Company reclassified $2.5 million and $22,000 of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to office revenues and apartment revenues, respectively, for comparability purposes. For the year ended December 31, 2017, the Company reclassified $0.9 million and $24,000 of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to office revenues and apartment revenues, respectively, for comparability purposes.
In addition, upon adoption of the lease accounting standards of Topic 842, the Company’s two ground leases which were classified as capital leases under ASC 840 were reclassified as finance leases under ASC 842. The existing capital lease assets were reclassified as right-of-use assets and the existing obligation as lease liabilities as of January 1, 2019. The reclassification of these ground leases did not have a material impact to the Company’s financial statements as the accounting and presentation of the related assets and liabilities on the Company’s balance sheet as of December 31, 2019 was consistent with the previous period. The Company’s two ground leases had an aggregate right-of-use asset of $8.7 million and an aggregate lease liability of $8.2 million as of December 31, 2019, which are included in total real estate, net and other liabilities, respectively, on the Company’s consolidated balance sheet.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
Campground revenue is recognized on a straight-line basis over the term of the lease when collectability of the lease payments is probable.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09. Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. The Company sold one office building during the years ended December 31, 2019 and recognized a gain of $4.2 million. There were no sales of real estate during the years ended 2018 and 2017.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for lessor owned tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Land	N/A
Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real estate subsidies & tax abatements	Remaining term of agreement
Furniture, fixtures & equipment	3-12 years

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record impairment charges on its real estate and related intangible assets during the years ended December 31, 2019 and 2017. The Company recorded impairment charges in the aggregate on real estate of $14.7 million during the year ended December 31, 2018. See note 3, “Real Estate” for a further discussion on the Company’s impairment of real estate.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2019 and 2018. The Company mitigates this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, debt service obligations and capital improvements and replacements.
Rents and Other Receivables
The Company periodically evaluates the collectibility of amounts due from hotel guests and will maintain an allowance for doubtful accounts for estimated losses resulting from the inability of hotel guests to make required payments under the terms of hotel agreements. The Company will exercise judgment in establishing these allowances and will consider payment history and current credit status in developing these estimates.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid expenses and other assets on the balance sheet. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
•During each calendar year, the Share Redemption Program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. In 2020, the Share Redemption Program also provides that in any calendar year, the last $0.5 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” with any excess funds being available to redeem shares not requested in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” during the December redemption date in the current year. The Company may, however, increase or decrease the funding available for the redemption of shares pursuant to the program upon 10 business days’ notice to the stockholders.
•During any calendar year, the Company may redeem no more than 5% of the weighted average number of shares outstanding during the prior calendar year.
•The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
On December 17, 2019, the Company established a NAV per share of common stock of $10.25 (unaudited). The estimated value per share became effective for the December 2019 redemption date.
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
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2019, the Company redeemed $3.0 million of common stock. The Company processed all redemption requests received in good order and eligible for redemption through the December 2019 redemption date, except for 863,378 shares totaling $8.7 million due to the limitations described above. The Company recorded $2.2 million of redeemable common stock payable on the Company’s balance sheet as of December 31, 2019, which represents the amount available to be redeemed in 2020 based on the net proceeds from the sale of shares under of distribution reinvestment plan as of December 31, 2019.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Effective beginning with the month of February 2020, the Company temporarily suspended the Share Redemption Program in light of the proposed merger with Pacific Oak Strategic Opportunity REIT, Inc. See note 15 "Subsequent Events" for further details.
Related Party Transactions
Pursuant to the advisory agreements with KBS Capital Advisors and the Advisor, Dealer Manager Agreement and the dealer manager agreement entered in connection with the Private Offering, the Company was or is obligated to pay KBS Capital Advisors or the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering and the Private Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company was or is also obligated to reimburse KBS Capital Advisors or the Advisor and Dealer Manager for organization and offering costs incurred by KBS Capital Advisors or the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse KBS Capital Advisors or is obligated to pay the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement.
The Company records all related party fees as incurred, subject to any limitations described in the applicable advisory agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive fees payable to KBS Capital Advisors or the Advisor through December 31, 2019.
Acquisition and Origination Fees
The Company pays the applicable advisor acquisition and origination fees equal to 2.6% percentage of the cost of investments acquired or originated by the Company, or the amount to be funded by the Company to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition.
The Company reimburses the applicable advisor or its affiliates for customary acquisition and origination expenses (including expenses relating to potential investments that do not close), such as legal fees and expenses (including fees of independent contractor in-house counsel that are not employees of KBS Capital Advisors or the Advisor, as applicable), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments.
Asset Management Fee
The Company paid KBS Capital Advisors or will pay the Advisor a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the cost of its investments and (ii) 2.0% of the sum of the cost of its investments, less any debt secured by or attributable to the investments. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, including the cost of any subsequent development, construction or improvements to the property and including fees and expenses related thereto (but excluding acquisition fees paid or payable to KBS Capital Advisors or the Advisor). The cost of the loans and any investments other than real property is calculated as the lesser of (x) the amount actually paid or allocated to acquire or fund the loan or other investment, including fees and expenses related thereto (but excluding acquisition fees paid or payable to KBS Capital Advisors or the Advisor) and (y) the outstanding principal amount of such loan or other investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition fees paid or payable to KBS Capital Advisors or the Advisor) as of the time of calculation. In the case of investments made through joint ventures, the asset management fee is determined based on the Company’s proportionate share of the underlying investment.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Disposition Fee
For substantial assistance in connection with the sale of investments, the Company would pay KBS Capital Advisors or will pay the Advisor, as applicable, or its affiliates a percentage of the contract sales price of each loan, debt-related security, real property or other investment sold (including residential or commercial mortgage-backed securities or collateralized debt obligations issued by a subsidiary of ours as part of a securitization transaction) as a disposition fee. For dispositions with a contract sales price less than or equal to $50 million, the disposition fee will equal 1.5% of the contract sales price. For dispositions with a contract sales price greater than $50 million, the disposition fee will equal the sum of $750,000 (which amount is 1.5% of $50 million), plus 1.0% of the amount of the contract sales price in excess of $50 million. The disposition fee is determined in a per transaction basis and is not cumulative. Disposition fees may be paid, in addition to commissions paid to non-affiliates, provided that the total commissions (including such disposition fee) paid to affiliates and non-affiliates do not exceed an amount equal to the lesser of (i) 6.0% if the aggregate contract sales price or (ii) the competitive real estate commission. The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if the Company negotiates a discounted payoff with the borrower it will pay a disposition fee and if the Company takes ownership of a property as a result of a workout or foreclosure of a loan, it will pay a disposition fee upon the sale of such property.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Foreign Currency Translation
The Company had a participating loan facility funded in Euros which is accounted for under the equity method of accounting and recorded as an investment in unconsolidated entity in the accompanying balance sheets. The Company’s reporting currency is the U.S. dollar, however the functional currency of the unconsolidated entity is the Euro. At the end of each reporting period, before determining the Company’s share of its equity investment, the results of operations of the unconsolidated entity is translated into U.S. dollars using the average currency rates of exchange in effect during the period, and the assets and the liabilities of the unconsolidated entity are translated using the currency exchange rate in effect at the end of the period. The resulting foreign currency translation adjustment is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of equity.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions.The Company’s evaluations were performed for all open tax years through December 31, 2019. As of December 31, 2019, returns for the calendar year 2015 through 2018 remain subject to examination by major tax jurisdictions.
The Company’s hotel properties are leased to wholly-owned taxable REIT subsidiaries, which in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotels. Lease revenue generated from the taxable REIT subsidiary is eliminated in consolidation.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2019, 2018 and 2017. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
Commencing March 2015, the Company’s board of directors has declared and issued stock dividends on shares of the Company’s common stock through December 31, 2019 as follows:

Year Ended December 31,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2015	0.100000 shares	765,604
2016	0.035003 shares	513,723
2017	0.020004 shares	493,463
2018	0.018337 shares	584,377
2019	—	—
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Cash distributions declared per share of Class A common stock were $0.112, $0.191 and 0.191 for the years ended December 31, 2019, 2018 and 2017, respectively. Cash distributions declared per share of Class T common stock were $0.112, $0.138 and $0.098 for the years ended December 31, 2019, 2018 and 2017, respectively. Until the Company ceased offering shares of common stock in the Public Offering on July 31, 2018, the declared rate of cash distributions for Class T Shares was different than the rate declared for the Class A Shares by an amount equivalent to any applicable daily stockholder servicing fees. On March 7, 2019, the Company's board of directors declared a monthly cash distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of its common stock as of March 18, 2019 and through December 31, 2019. On December 6, 2018, the Company’s board of directors declared a monthly cash distribution in the amount of $0.01598333 per share on the outstanding shares of all classes of its common stock as of December 20, 2018 and through February 2019. Distributions declared per share of Class A common stock assumes each share was issued and outstanding each day that was a record date during the 11 months ended November 30, 2018 and during the year ended December 31, 2017. Distributions declared per share of Class T common stock assumes each share was issued and outstanding each day that was a record date from January 1, 2017 through November 30, 2018. Each day during the period from January 1, 2017 through November 30, 2018 was a record date for distributions. Distributions for January 1, 2017 through November 30, 2018 were calculated based on stockholders of record each day during the period at a rate of $0.00052548 per share per day, all of which were reduced by the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
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
The Company’s calculated earnings per share for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017

Net loss attributable to common stockholders	(7,499)	(23,508)	(3,272)
Less: Class A Common Stock cash distributions declared	2,010	3,372	2,991
Less: Class T Common Stock cash distributions declared	1,369	1,635	929
Undistributed net loss attributable to common stockholders	$(10,878)	$(28,515)	$(7,192)

Class A Common Stock:
Undistributed net loss attributable to common stockholders	(6,468)	(17,101)	(4,471)
Class A Common Stock cash distributions declared	2,010	3,372	2,991
Net loss attributable to common stockholders	$(4,458)	$(13,729)	$(1,480)
Net loss per common share, basic and diluted	$(0.25)	$(0.77)	$(0.09)
Weighted-average number of common shares outstanding, basic and diluted	17,949,301	17,775,503	16,096,216

Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(4,410)	$(11,414)	$(2,721)
Class T Common Stock cash distributions declared	1,369	1,635	929
Net loss attributable to common stockholders	$(3,041)	$(9,779)	$(1,792)
Net loss per common share, basic and diluted	$(0.25)	$(0.82)	$(0.18)
Weighted-average number of common shares outstanding, basic and diluted	12,241,271	11,864,178	9,797,325

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
3.  REAL ESTATE
As of December 31, 2019, the Company’s real estate portfolio was composed of two hotel properties, three office properties and one apartment building. In addition, as of December 31, 2019, the Company has entered into a consolidated joint venture to develop one office/retail property. The following table summarizes the Company’s real estate as of December 31, 2019 and 2018, respectively (in thousands):

	December 31, 2019	December 31, 2018
Land	$102,288	$104,138
Buildings and improvements	427,696	425,989
Tenant origination and absorption costs	15,422	17,183
Total real estate, cost and net of impairment charges (1)	545,406	547,310
Accumulated depreciation and amortization	(51,723)	(35,704)
Total real estate, net	$493,683	$511,606
_____________________
(1) See “ – Impairment of Real Estate” below.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
The following table provides summary information regarding the Company’s real estate as of December 31, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost and Net of Impairment Charges	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$37,822	$—	$65,260	$(10,314)	$54,946	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	53,233	—	54,465	(8,315)	46,150	90.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	35,978	2,126	52,810	(5,641)	47,169	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	81,307	—	107,529	(6,576)	100,953	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Retail	—	55,244	—	55,244	—	55,244	80.0%
Oakland City Center	08/18/2017	Oakland	CA	Office	22,150	142,102	10,496	174,748	(17,493)	157,255	100.0%
Madison Square (3)	10/03/2017	Phoenix	AZ	Office	10,540	22,010	2,800	35,350	(3,384)	31,966	90.0%
					$102,288	$427,696	$15,422	$545,406	$(51,723)	$493,683
_____________________
(1) Building and improvements includes construction costs for the Company’s project that was under development.
(2) The Company acquired the rights to a leasehold interest with respect to this property, which was accounted for as a finance lease. The Company applied a 6.1% discount rate to the finance lease and the lease expires on January 31, 2114. As of December 31, 2019, the finance lease right-of-use asset had a carrying value of $6.8 million included in building and improvements. No depreciation or amortization was recorded to this property as of December 31, 2019.
(3) The Company acquired the rights to a leasehold interest with respect to the land at this property, which was accounted for as a finance lease. The Company applied a 5.4% discount rate to the finance lease and as of December 31, 2019, the finance lease had a weighted average remaining lease term of 2.6 years. As of December 31, 2019, the capital lease asset had a carrying value of $1.9 million included in land. This property was formerly known as Grace Court and was re-named Madison Square in connection with the Company’s re-branding strategy for this property.
Hotel Properties
As of December 31, 2019, the Company owned two hotel properties. The following table provides detailed information regarding the Company’s hotel revenues and expenses for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Hotel revenues:
Room	$23,513	$24,620	$17,216
Food, beverage and convention services	5,030	5,263	3,761
Campground	1,105	1,176	1,127
Other (1)	1,733	1,607	6,890
Hotel revenues	$31,381	$32,666	$28,994

Hotel expenses:
Room	$5,984	$6,157	$4,759
Food, beverage and convention services	4,023	4,077	3,179
General and administrative	2,917	2,919	2,357
Sales and marketing	3,260	3,069	2,642
Repairs and maintenance	2,099	2,362	1,815
Utilities	1,173	1,207	1,033
Property taxes and insurance	1,743	1,749	1,799
Other	1,571	1,367	1,603
Hotel expenses	$22,770	$22,907	$19,187
_____________________
(1) Hotel revenues - other includes $5.8 million of business interruption insurance recovery for the year ended December 31, 2017 related to the impact of Hurricane Matthew in October 2016, the result of which placed certain rooms at Springmaid Beach Resort out of service during the year ended December 31, 2017.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Contract liabilities
The following table summarizes the Company’s contract liabilities, which are included in other liabilities in the accompanying consolidated balance sheets, as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Contract liability	$500	$324
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$281	$304

Office Properties
As of December 31, 2019, the Company owned three office properties encompassing in the aggregate 806,115 rentable square feet which were 68% occupied. The following table provides detailed information regarding the Company’s office revenues and expenses for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Office revenues:
Rental income	$27,978	$29,104	$15,204
Other income (1)	852	837	403
Office revenues	$28,830	$29,941	$15,607

Office expenses:
Operating, maintenance, and management (2)	$9,349	$8,362	$3,636
Real estate taxes and insurance (2)	4,356	3,960	1,736
Office expenses	$13,705	$12,322	$5,372
_____________________
(1) For the years ended December 31, 2018 and 2017, the Company reclassified $2.5 million, and $0.9 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income. See note 2, “Summary of Significant Accounting Policies” for a further discussion on this reclassification.
(2) On October 1, 2018, the Company placed the development of 210 West 31st Street on hold and began expensing certain costs that were previously capitalized. Included in office expenses for the year ended December 31, 2019 is $0.7 million of operating, maintenance and management and $0.5 million of real estate taxes and insurance for 210 West 31st Street.
Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2019, the leases had remaining terms, excluding options to extend, of up to 8.7 years with a weighted-average remaining term of 3.3 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million and $1.3 million as of December 31, 2019 and 2018, respectively.
During the years ended December 31, 2019, 2018 and 2017, the Company recognized deferred rent from tenants of $0.6 million, $1.4 million and $0.8 million, respectively, net of lease incentive amortization. As of December 31, 2019 and 2018, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $2.9 million and $2.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million of unamortized lease incentives as of December 31, 2019 and 2018.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
As of December 31, 2019, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

2020	$21,600
2021	19,985
2022	16,287
2023	13,245
2024	10,802
Thereafter	33,323
$115,242
As of December 31, 2019, the Company’s commercial real estate properties were leased to approximately 80 tenants over a diverse range of industries and geographic areas. As of December 31, 2019, the highest tenant industry concentrations (greater than 10% of annualized base rent) in the Company’s portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	13	$4,547	20.7%
Public Administration	6	3,589	16.3%
Professional, Scientific, and Technical Services	12	3,123	14.2%
		$11,259	51.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the year ended December 31, 2019, the Company recorded a $9,000 adjustment to office revenues for lease payments deemed not probable of collection. During the years ended December 31, 2019, 2018 and 2017, the Company recorded bad debt expense of $0.1 million, $0.3 million and $0.2 million, respectively, which were included in office expenses in the accompanying consolidated statements of operations.
Apartment Property
As of December 31, 2019, the Company owned one apartment property with 292 units which was 93% occupied. The following table provides detailed information regarding the Company’s apartment revenues and expenses for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Apartment revenues:
Rental income (1)	$7,503	$6,861	$6,539
Other income	609	608	441
Apartment revenues	$8,112	$7,469	$6,980

Apartment expenses:
Operating, maintenance, and management	$2,177	$2,423	$2,278
Real estate taxes and insurance	1,377	1,356	1,346
Apartment expenses	$3,554	$3,779	$3,624
_____________________
(1) For the years ended December 31, 2018 and 2017, the Company reclassified $22,000 and $24,000, respectively, of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income. See note 2, “Summary of Significant Accounting Policies” for a further discussion on this reclassification.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Geographic Concentration Risk
As of December 31, 2019, the Company’s real estate investments in California represented 56.2% of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Disposition of Real Estate
During the year ended December 31, 2019, the Company disposed of one office building and there were no dispositions during the year ended December 31, 2018.
On November 4, 2019, the Company, through an indirect wholly owned subsidiary, sold 2200 Paseo Verde to a purchaser unaffiliated with the Company or the Advisor for a sales price, net of closing credits of $18.7 million, excluding closing costs. The carrying value of 2200 Paseo Verde as of the disposition date was $13.5 million, which was net of $2.0 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $4.2 million related to the disposition of 2200 Paseo Verde.
The following summary presents the major components of assets and liabilities related to real estate held for sale as December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Assets related to disposition
Real estate, cost	$—	$14,119
Accumulated depreciation and amortization	—	(1,455)
Real estate, net	—	12,664
Other assets	—	738
Total assets related to disposition	$—	$13,402
Liabilities related to disposition
Notes payable, net	—	7,914
Total liabilities related to disposition	$—	$7,914
The operations of this property and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to this property for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Rental income	$1,315	$1,534	$1,206
Other operating income	32	27	35
Total revenues	$1,347	$1,561	$1,241
Expenses
Operating, maintenance, and management	$313	$261	$312
Real estate taxes and insurance	69	78	76
Asset management fees to affiliate	97	133	127
Depreciation and amortization	562	671	608
Interest expense	352	363	343
Total expenses	$1,393	$1,506	$1,466

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Impairment of Real Estate
During the year ended December 31, 2018, the Company recorded impairment charges in the aggregate of $14.7 million to write-down the carrying value of 210 West 31st Street, a development property located in New York, New York, to its estimated fair value of $54.9 million due to a change in the projected hold period and related decrease in projected cash flows. The Company purchased 210 West 31st Street for $48.0 million plus $1.8 million of closing costs. Since acquisition in December 2016, the Company has capitalized $6.8 million related to a finance lease asset, $3.8 million in development costs and $9.2 million of other certain costs such as financing costs, real estate taxes and insurance costs that have been capitalized to building and improvements. On October 1, 2018, the Company placed the development on hold and ceased capitalizing expenses.
4.  TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2019 and 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Cost	$15,422	$17,183	$72	$99	$(10,802)	$(11,526)
Accumulated Amortization	(7,954)	(6,163)	(28)	(34)	6,125	4,178
Net Amount	$7,468	$11,020	$44	$65	$(4,677)	$(7,348)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Amortization	$(3,492)	$(4,513)	$(3,892)	$(17)	$(18)	$(10)	$2,671	$3,435	$2,038

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2019 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2020	$(2,518)	$(12)	$1,750
2021	(1,815)	(12)	973
2022	(1,181)	(12)	744
2023	(882)	(8)	595
2024	(656)	—	389
Thereafter	(416)	—	226
	$(7,468)	$(44)	$4,677
Weighted-Average Remaining Amortization Period	4.0 years	3.6 years	3.9 years
As of December 31, 2019 and 2018, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.3 million and $2.4 million, respectively. As of December 31, 2019, the housing subsidy intangible asset has a remaining amortization period of 28.7 years. During the years ended December 31, 2019, 2018 and 2017, the Company recorded in depreciation and amortization, expense of $0.1 million, $0.1 million and $0.1 million, respectively, related to the housing subsidy intangible asset.
Additionally, as of December 31, 2019 and 2018, the Company had recorded property tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $1.8 million and $2.3 million, respectively. As of December 31, 2019, the property tax abatement intangible assets had a weighted-average remaining amortization period of 3.8 years. During the years ended December 31, 2019, 2018 and 2017, the Company recorded in depreciation and amortization expense, of $0.5 million, $0.5 million and $0.1 million, respectively, related to the property tax abatement intangible asset.
5.  REAL ESTATE EQUITY SECURITIES
The Company’s real estate equity securities are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses on real estate equity securities are recognized in earnings. As of December 31, 2019 and 2018, the Company owned 1,160,591 shares of common stock of Franklin Street Properties Corp. (NYSE Ticker: FSP).
As of December 31, 2019 and 2018, the total book value of the Company’s real estate equity securities was $9.9 million and $7.2 million, respectively. During the year ended December 31, 2019 and 2018, the Company recorded a $2.7 million gain and a $1.9 million loss on real estate equity securities and recognized $0.4 million and $0.2 million of dividend income from real estate equity securities, respectively.
6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
On June 28, 2016, the Company originated a participating loan facility in an amount up to €2.6 million ($2.9 million at closing). The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $2.8 million, $0.3 million and $0.1 million, respectively, of income with respect to this investment.
During the year ended December 31, 2019, STAM completed the liquidation of the portfolio and the Company recognized $2.8 million of equity in income of unconsolidated entity with respect to this investment. On May 9, 2019, the Company received a distribution in the amount of €4.5 million or $5.1 million. As of December 31, 2019, the Company’s investment in unconsolidated entity was $0.5 million.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
On December 31, 2019, the Company acquired 13 Class A Units for $2.9 million in Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”). As of December 31, 2019, Pacific Oak Opportunity Zone Fund I consolidated two joint ventures with real estate under development. As of December 31, 2019, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $2.9 million as of December 31, 2019.
7.  NOTES PAYABLE
As of December 31, 2019 and 2018, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of December 31, 2019	Book Value as of December 31, 2018	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan (2)	$56,536	$37,280	One-month LIBOR +2.25% (2)	5.75%	Principal & Interest	08/10/2022
Q&C Hotel Mortgage Loan (3)	25,000	23,551	One-month LIBOR + 2.50% (3)	4.50%	Principal & Interest	12/23/2022
2200 Paseo Verde Mortgage Loan (4)	—	7,947	(4)	(4)	(4)	(4)
Lincoln Court Mortgage Loan	34,615	33,500	One-month LIBOR + 1.75%	3.44%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan (5)	73,862	72,100	One-month LIBOR + 2.18%	3.93%	Interest Only	09/09/2021
210 West 31st Street Mortgage Loan (6)	20,000	38,041	One-month LIBOR + 3.00%	4.71%	Interest Only	12/16/2020 (6)
Oakland City Center Mortgage Loan (7)	95,989	94,500	One-month LIBOR + 1.75%	3.44%	Interest Only (7)	09/01/2022
Madison Square Mortgage Loan (8)	23,593	21,895	One-month LIBOR + 4.05% (8)	5.79%	Interest Only	10/09/2020
Total notes payable principal outstanding	329,595	328,814
Deferred financing costs, net	(3,600)	(2,271)
Total notes payable, net	$325,995	$326,543
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2019. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2019 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at December 31, 2019, where applicable.
(2) As of December 31, 2019, $56.5 million had been disbursed to the Company and up to $10.5 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents. The interest rate is variable at the higher of one-month LIBOR + 2.25% or 5.75%.
(3) On December 23, 2019, the Company closed the refinancing of the Q&C Hotel Mortgage Loan and the maturity date was extended to December 23, 2022. The new interest rate is variable at the higher of one-month LIBOR + 2.5% or 4.5%.
(4) On November 4, 2019, in connection with the disposition of 2200 Paseo Verde, the Company repaid the $8.7 million outstanding principal balance due under the 2200 Paseo Verde Mortgage Loan.
(5) As of December 31, 2019, $73.9 million had been disbursed to the Company and up to $2.1 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents.
(6) On December 16, 2019, the Company closed the refinancing of the 210 West 31st Street Mortgage Loan and the maturity date was extended to December 16, 2020. The previous loan amount was fully repaid and the new loan amount was $20.0 million.
(7) As of December 31, 2019, $96.0 million had been disbursed to the Company and up to $7.4 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning October 1, 2020, monthly payments will include principal and interest with principal payments of $110,000 or, in the event the Company repays any principal of the loan amount, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%, subject to certain terms and conditions contained in the loan documents.
(8) As of December 31, 2019, $23.6 million had been disbursed to the Company and up to $10.5 million is available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents. The Madison Square Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%. The property securing this mortgage loan was formerly known as Grace Court and was re-named Madison Square in connection with the Company’s re-branding strategy of the property.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
During the years ended December 31, 2019, 2018 and 2017, the Company incurred $19.9 million, $14.7 million and $8.8 million, respectively, of interest expense. Included in interest expense was: (i) the amortization of deferred financing costs of $1.8 million, $1.7 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, (ii) the capitalization of interest to building and improvements related to its redevelopment project at 210 West 31st Street of $0, $3.9 million and $4.1 million for the years ended December 31, 2019, 2018 and 2017, and (iii) unrealized losses of $63,000, $23,000 and $0.1 million on interest rate cap agreements for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, the Company’s interest payable was $0.8 million and $1.4 million, respectively, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2019 (in thousands):

2020	$79,931
2021	76,575
2022	173,089
$329,595
The Company’s notes payable contain financial and non-financial debt covenants. As of December 31, 2019, the Company was in compliance with all debt covenants, except that the borrower under the Madison Square Mortgage Loan was out of debt service coverage compliance. Such non-compliance does not constitute an event of default under the loan agreement. As a result of such non-compliance, the Company is required to maintain an interest shortfall reserve.
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
Interest Rate Caps
The Company enters into interest rate caps to mitigate its exposure to rising interest rates on its variable rate notes payable. The values of interest rate caps are primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps. As the remaining life of an interest rate cap decreases, the value of the instrument will generally decrease towards zero. As of December 31, 2019, the Company had four interest rate caps outstanding, with a total notional value of $177.1 million, which were not designated as hedging instruments.
During the years ended December 31, 2019, 2018 and 2017, the Company recorded unrealized losses of $63,000, $23,000 and $0.1 million, respectively, on interest rate cap agreements, which were included in interest expense on the accompanying consolidated statements of operations.
Foreign Currency Contracts
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
During the year ended December 31, 2019, the Company recorded a foreign currency gain of $0.1 million on the foreign currency forward contract, which is included as an offset to general and administrative expenses on the accompanying consolidated statements of operations. During the year ended December 31, 2018, the Company recorded a foreign currency gain of $0.1 million on the foreign currency forward contract, which is included an offset to general and administrative expenses on the accompanying consolidated statements of operations. The fair value of the foreign currency forward contract was $0 as of December 31, 2019. The fair value of the foreign currency forward contract was $0.1 million asset as of December 31, 2018 and was included in other assets on the accompanying balance sheets.
9.  FAIR VALUE DISCLOSURES
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of December 31, 2019 and 2018, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liability:
Notes payable	$329,595	$325,995	$330,687	$328,814	$326,543	$329,588
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
As of December 31, 2019, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$9,934	$9,934	$—	$—
Asset derivatives - interest rate caps	$—	$—	$—	$—

As of December 31, 2018, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$7,230	$7,230	$—	$—
Asset derivatives - interest rate caps	$6	$—	$6	$—
Asset derivative - foreign currency forward contract	$68	$—	$68	$—

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
10.  RELATED PARTY TRANSACTIONS
As described further below, the Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC, the Company’s sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of Pacific Oak Capital Advisors, LLC, the Company’s advisor since November 1, 2019. Messrs. Hall and McMillan are also two of the Company’s executive officers and directors.
In addition, along with Charles J. Schreiber, Jr., Keith D. Hall and Peter McMillan III control and indirectly own KBS Holdings LLC, the Company’s sponsor prior to November 1, 2019. KBS Holdings is the sole owner of KBS Capital Advisors LLC, the Company’s advisor prior to November 1, 2019, and KBS Capital Markets Group LLC, the entity that acted as the dealer manager of the Company’s now-terminated primary initial public offering.
From the Company’s inception through October 31, 2019, KBS Capital Advisors provided day-to-day management of the Company’s business. The advisory agreement with KBS Capital Advisors terminated on October 31, 2019, and the Company hired Pacific Oak Capital Advisors under substantially the same terms on November 1, 2019. The advisory agreement with Pacific Oak Capital Advisors has a one year term subject to an unlimited number of successive one year renewals upon the mutual consent of the parties.
The Company entered the Dealer Manager Agreement with the Dealer Manager on August 12, 2014 in connection with the launch of its initial public offering which agreement was amended and restated on February 17, 2016 and terminated effective December 31, 2019. Pursuant to the Dealer Manager Agreement, through February 16, 2017, the Dealer Manager was entitled to receive selling commissions of up to 6.5% and dealer manager fees of up to 3.0% of the purchase price for shares of the Company’s common stock sold in its primary offering. Effective February 17, 2016, the Dealer Manager was entitled to receive selling commissions of up to 6.5% of the purchase price for Class A shares of the Company’s common stock sold in the primary offering and up to 3.0% of the purchase price of the Company’s Class T shares of common stock sold in the primary offering, as well as a dealer manager fee of up to 2.0% of the purchase price of each class of shares of the Company’s common stock sold in the primary offering. All or a portion of the selling commissions were not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee was payable with respect to certain volume discount sales. The Dealer Manager reallowed 100% of selling commissions to broker-dealers participating in the Company’s initial public offering. From its dealer manager fee, the Dealer Manager generally reallowed to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in select cases, up to 1.5% of the gross primary offering proceeds).

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
In addition, the Dealer Manager received an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in the Company’s primary initial public offering solely to the extent there was a broker-dealer of record with respect to such Class T share that had entered into a currently effective selected dealer agreement or servicing agreement that provided for the payment to such broker-dealer of the stockholder servicing fee with respect to such Class T share, and such broker-dealer of record was in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee accrued daily and was paid monthly in arrears, and the Dealer Manager reallowed 100% of the stockholder servicing fee to such broker-dealer of record for services provided to Class T stockholders after the initial sale of the Class T share.
No stockholder servicing fee was paid with respect to Class T shares purchased through the Company’s dividend reinvestment plan offering or issued pursuant to a stock dividend.
In addition to selling commissions, dealer manager fees and the stockholder servicing fee, and subject to the limitations on organization and offering expenses described above, the Company was also obligated to reimburse the Dealer Manager and its affiliates for certain offering-related expenses that they incurred on the Company’s behalf. These expenses included, among others, the cost of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees payable to participating broker-dealers hosting retail seminars and travel, meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers, legal fees of the Dealer Manager and promotional items. The Company reimbursed the Dealer Manager for such underwriting compensation incurred in connection with our initial public offering as discussed in the prospectus for its initial public offering. The Company also directly paid or reimbursed the Dealer Manager for bona fide invoiced due diligence expenses of broker-dealers.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2019, 2018 and 2017, respectively, and any related amounts payable as of December 31, 2019 and 2018 (in thousands):

	Incurred in the Years Ended December 31,			Payable as of December 31,
	2019	2018	2017	2019	2018
Expensed
Asset management fees	4,093	3,985	2,775	620	22
Reimbursable operating expenses (1)	315	477	339	—	35
Disposition fee (2)	281	—	—	—	—
Capitalized
Acquisition fees	29	228	4,943	29	178
Asset management fees	—	—	67	—	—
Additional Paid-in Capital
Sales commissions	—	614	2,412	—	—
Dealer manager fees	—	337	1,352	—	—
Stockholder servicing fees (3)	—	14	1,149	—	—
Reimbursable other offering costs (4)	—	175	668	—	—
	$4,718	$5,830	$13,705	$649	$235
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber security related expenses incurred by the applicable advisor under the applicable advisory agreement. The Company has reimbursed the applicable advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $260,000, $389,000 and $335,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and were the only employee costs reimbursed under the applicable advisory agreement for the years ended December 31, 2019, 2018 and 2017. The applicable advisor may seek reimbursement for certain other employee costs under the applicable advisory agreement. The Company will not reimburse for employee costs in connection with services for which the applicable advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the applicable advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the applicable advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the applicable advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.
(3) Reflects the stockholder servicing fee paid based on the terms of the Class T Shares. Pursuant to the terms of the Class T shares as set forth in the Articles Supplementary and Multiple Class Plan of the Company, the Company ceased accruing for stockholder servicing fees after July 31, 2018.
(4) See “Other Offering Costs” below.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
During the year ended December 31, 2018, KBS Capital Advisors reimbursed the Company $35,000 for property insurance rebates. During the year ended December 31, 2017, KBS Capital Advisors reimbursed the Company $0.1 million for legal and professional fees, travel expenses and property insurance rebates.
Other Offering Costs
Organization and offering costs (other than selling commissions, dealer manager fees and the stockholder servicing fee) of the Company may be paid by KBS Capital Advisors, the Dealer Manager or their affiliates on behalf of the Company or may be paid directly by the Company. These offering costs include all expenses incurred by the Company in connection with the Private Offering and the Public Offering. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
The Company recorded $1.0 million of offering costs (other than selling commissions and dealer manager fees) related to the Private Offering, all of which was initially paid by KBS Capital Advisors or its affiliates on behalf of the Company and subsequently reimbursed by the Company. In addition, the Company paid $1.9 million in selling commissions and dealer manager fees related to the Private Offering.
During the Public Offering, pursuant to the advisory agreement with KBS Capital Advisors and the Dealer Manager Agreement, the Company is obligated to reimburse KBS Capital Advisors, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that no reimbursements made by the Company to KBS Capital Advisors or the Dealer Manager may cause total organization and offering expenses incurred by the Company in connection with the Public Offering (including selling commissions, dealer manager fees and the stockholder servicing fee) to exceed 15% of the aggregate gross proceeds from the Public Offering as of the date of reimbursement. In addition, KBS Capital Advisors and its affiliates reimbursed the Company to the extent that the organization and other offering expenses (which exclude selling commissions, dealer manager fees and stockholder servicing fees) paid directly or reimbursed by the Company in connection with the primary portion of the Public Offering, regardless of when incurred, exceeded 1.0% of gross offering proceeds from the primary portion of the Public Offering. KBS Capital Advisors and its affiliates are responsible for any organization and other offering expenses related to the primary portion of the Public Offering to the extent they exceed 1.0% of gross proceeds from the primary portion of the Public Offering.
Through December 31, 2019, KBS Capital Advisors and its affiliates had incurred organization and other offering costs (which exclude selling commissions dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $11.4 million. As of December 31, 2019, the Company had recorded $14.5 million in selling commissions and dealer manager fees and $1.7 million of stockholder servicing fees. As of December 31, 2019, the Company had recorded $2.3 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and other offering costs as of December 31, 2019 based on the 1.0% limitation described above.
In addition, as of December 31, 2019, KBS Capital Advisors had incurred $0.1 million in organization and offering costs on behalf of the Company in connection with a proposed follow-on offering the Company filed with the SEC on August 10, 2017. On December 18, 2018, the Company withdrew the proposed follow-on offering.
Insurance.
On January 6, 2014, the Company, together with KBS Real Investment Trust, Inc. ("KBS REIT I"), KBS Real Estate Investment Trust II, Inc. ("KBS REIT II"), KBS Real Estate Investment Trust, Inc. ("KBS REIT III"), KBS Legacy Partners Apartment REIT, Inc. ("KBS Legacy Partners Apartment REIT"), POSOR I, the Dealer Manager, KBS Capital Advisors and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers was allocated by KBS Capital Advisors and its insurance broker among each of the various entities covered by the program, and was billed directly to each entity. In June 2015, KBS Growth & Income REIT, Inc. ("KBS Growth & Income REIT") was added to the insurance program at terms similar to those described above. At renewal in June 2018, the Company, along with POSOR I and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The Company, together with POSOR I, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is or was allocated by the Company’s applicable advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2020.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Pacific Oak Opportunity Zone Fund I.
On December 31, 2019, the Company made a $2.9 million investment in the Pacific Oak Opportunity Zone Fund I. Pacific Oak Opportunity Zone Fund I is sponsored by Pacific Oak Holding. Pacific Oak Capital Advisors is entitled to certain fees in connection with the fund. The fund will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on our proportionate share of the investment. Pacific Oak is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s $2.9 million investment.
11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2019 and 2018 (in thousands, except share and per share amounts):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$15,196	$19,336	$18,747	$15,462

Class A Common Stock:
Net loss attributable to common stockholders	$(914)	$(1,537)	$(1,519)	$(488)
Net loss per common share, basic and diluted	$(0.05)	$(0.09)	$(0.08)	$(0.03)
Cash distributions declared per common share	$0.040	$0.024	$0.024	$0.024

Class T Common Stock:
Net loss attributable to common stockholders	$(621)	$(1,048)	$(1,038)	$(334)
Net loss per common share, basic and diluted	$(0.05)	$(0.09)	$(0.08)	$(0.03)
Cash distributions declared per common share	$0.040	$0.024	$0.024	$0.024

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$14,835	$19,463	$19,993	$15,991

Class A Common Stock:
Net loss attributable to common stockholders	$(1,573)	$(22)	$(2,914)	$(9,183)
Net loss per common share, basic and diluted	$(0.09)	$—	$(0.16)	$(0.51)
Cash distributions declared per common share	$0.047	$0.048	$0.048	$0.048

Class T Common Stock:
Net loss attributable to common stockholders	$(1,294)	$(282)	$(2,049)	$(6,191)
Net loss per common share, basic and diluted	$(0.11)	$(0.02)	$(0.17)	$(0.51)
Cash distributions declared per common share	$0.024	$0.025	$0.041	$0.048

Stock dividends declared per common share - Classes A and T	0.005	0.005	0.005	0.003

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
During the years ended December 31, 2019, 2018 and 2017, the Company incurred $0.6 million, $0.6 million and $0.3 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the years ended December 31, 2019, 2018 and 2017, the Company incurred $0.4 million, $0.4 million and $0.4 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the years ended December 31, 2019, 2018 and 2017, the Company incurred $0.7 million, $1.0 million and $0.9 million, respectively, of fees related to the Marriott franchise agreement.
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
Lease Obligations
As of December 31, 2019, the Company had leasehold interests expiring on various expiration dates between 2020 and 2114. Future minimum lease payments owed by the Company under the finance leases as of December 31, 2019 are as follows (in thousands):

2020	$740
2021	735
2022	935
2023	525
2024	360
Thereafter	52,956
Total expected minimum lease obligations	56,251
Less: Amount representing interest (1)	(48,044)
Present value of net minimum lease payments (2)	$8,207
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2019. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
Cash Distributions Paid
On January 2, 2020, we paid distributions of $0.2 million related to a monthly distribution in the amount of $0.00799167 per share on the outstanding shares of all classes of our common stock as of December 19, 2019.
Proposed Merger
On February 19, 2020, the Company, POSOR I, and Pacific Oak SOR II, LLC, an indirect subsidiary of POSOR I (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity will continue as an indirect subsidiary of POSOR I. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of the Company shall cease. At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of the Company's common stock will be converted into the right to receive 0.9643 shares of POSOR I common stock. The combined company after the Merger will retain the name “Pacific Oak Strategic Opportunity REIT, Inc.”
Concurrently with the entry into the Merger Agreement, POSOR I and the Advisor entered into the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amended POSOR I’s existing advisory agreement to provide that no acquisition fees will be paid in connection with the Merger and to set the “issue price” ($10.63 per share) of the shares issued in the Merger for purposes of calculating the Advisor’s incentive fee. The Merger itself will not trigger an incentive fee to the Advisor by POSOR I or the Company.
Concurrently with the entry into the Merger Agreement, the Company and the Advisor entered into a termination letter agreement (the “Termination Agreement”), effective as of February 19, 2020. Pursuant to the Termination Agreement, the advisory agreement between the Company and the Advisor (the “POSOR II Advisory Agreement”) will be terminated at the effective time of the Merger. Also pursuant to the Termination Agreement, the Advisor waived any disposition fee it otherwise would be entitled to receive from the Company with respect to the Merger. If, however, the Company is ultimately sold to another bidder, then the Advisor may be entitled to a disposition fee from the Company in an amount as set forth in the POSOR II Advisory Agreement.
COVID-19
The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has significantly disrupted economic markets and impacted commercial activity worldwide, including the US, and the prolonged economic impact is uncertain. Customers and potential customers of the properties we own could be adversely affected by the disruption to business caused by the global outbreak of the Coronavirus. This could lead to similar negative impacts on our business.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2019
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired

Springmaid Beach Resort	Myrtle Beach, SC	90.0%	$56,536	$27,340	$12,727	$40,067	$25,193	$27,438	$37,822	$65,260	$(10,314)	1948/1980/1992/1995/2001	12/30/2014
Q&C Hotel	New Orleans, LA	90.0%	25,000	1,232	49,452	50,684	3,781	1,232	53,233	54,465	(8,315)	1913	12/17/2015
Lincoln Court	Campbell, CA	100.0%	34,615	14,706	38,080	52,786	24	14,706	38,104	52,810	(5,641)	1985	05/20/2016
Lofts at NoHo Commons	North Hollywood, CA	90.0%	73,862	26,222	73,750	99,972	7,557	26,222	81,307	107,529	(6,576)	2007	11/16/2016
210 West 31st Street (4)	New York, NY	80.0%	20,000	—	50,141	50,141	5,103	—	55,244	55,244	—	(5)	12/01/2016
Oakland City Center	Oakland, CA	100.0%	95,989	22,150	148,495	170,645	4,103	22,150	152,598	174,748	(17,493)	1985/1990	08/18/2017
Madison Square (6)	Phoenix, AZ	90.0%	23,593	10,540	22,684	33,224	2,126	10,540	24,810	35,350	(3,384)	1911/2003/2007/2008	10/03/2017
	Total Properties			$102,190	$395,329	$497,519	$47,887	$102,288	$443,118	$545,406	$(51,723)
____________________
(1) Building and improvements includes tenant origination and absorption costs and construction costs for the Company’s project that was under development.
(2) Costs capitalized subsequent to acquisition is net of impairments and write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $552.9 million (unaudited) as of December 31, 2019.
(4) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114.
(5) 210 West 31st Street is a development property.
(6) The Company acquired the rights to a leasehold interest with respect to the land at this property.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2019
(dollars in thousands)

	2019	2018	2017
Real Estate:
Balance at the beginning of the year	$547,310	$549,086	$324,176
Acquisitions	—	—	203,869
Improvements	13,744	9,577	10,075
Construction in progress	317	5,940	13,280
Write-off of fully depreciated and fully amortized assets	(1,343)	(2,548)	(2,314)
Disposition	(14,622)	—	—
Impairments	—	(14,745)	—
Balance at the end of the year	$545,406	$547,310	$549,086

Accumulated depreciation and amortization:
Balance at the beginning of the year	$35,704	$18,646	$6,853
Depreciation and amortization expense	19,326	19,606	14,107
Write-off of fully depreciated and fully amortized assets	(1,343)	(2,548)	(2,314)
Disposition	(1,964)	—	—
Balance at the end of the year	$51,723	$35,704	$18,646

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 26, 2020.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.

By:	/s/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 26, 2020
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	March 26, 2020
Peter McMillan III
/s/ MICHAEL A. BENDER	Chief Financial Officer (principal financial officer)	March 26, 2020
Michael A. Bender
/s/ LAURENT DEGRYSE	Director	March 26, 2020
Laurent Degryse
/s/ JOHN P. JOLIET	Director	March 26, 2020
John P. Joliet
/s/ KENNETH G. YEE	Director	March 26, 2020
Kenneth G. Yee