Form 10-Q
period 2020-03-31
Pacific Oak Strategic Opportunity REIT II, Inc.
filed 2020-05-15
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 12, 2020, there were 17,842,301 and 12,222,534 outstanding shares of Class A and Class T common stock, respectively, of Pacific Oak Strategic Opportunity REIT II, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
FORM 10-Q
March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Real estate, net	$492,719	$493,683
Real estate equity securities	10,095	9,934
Total real estate and real estate-related investments, net	502,814	503,617
Cash and cash equivalents	7,913	17,500
Restricted cash	4,440	5,976
Investment in unconsolidated entities	3,121	3,468
Rents and other receivables	4,298	4,648
Above-market leases, net	41	44
Prepaid expenses and other assets	9,864	8,230
Total assets	$532,491	$543,483
Liabilities and equity
Notes payable, net	$326,236	$325,995
Accounts payable and accrued liabilities	8,415	6,684
Due to affiliates	1,132	649
Distributions payable	—	242
Below-market leases, net	4,135	4,677
Other liabilities	12,726	12,776
Redeemable common stock payable	632	2,218
Total liabilities	353,276	353,241
Commitments and contingencies (Note 10)
Equity
Pacific Oak Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 17,842,301 and 17,949,194 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	178	179
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 12,222,534 and 12,272,927 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	123	123
Additional paid-in capital	266,312	266,310
Cumulative distributions and net losses	(94,809)	(84,339)
Total Pacific Oak Strategic Opportunity REIT II, Inc. stockholders’ equity	171,804	182,273
Noncontrolling interests	7,411	7,969
Total equity	179,215	190,242
Total liabilities and equity	$532,491	$543,483

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Office revenues	$7,096	$7,117
Hotel revenues	4,080	5,980
Apartment revenues	2,056	1,995
Dividend income from real estate equity securities	139	104
Total revenues	13,371	15,196
Expenses:
Office expenses	3,374	3,397
Hotel expenses	4,661	5,175
Apartment expenses	811	897
Asset management fees to affiliate	1,044	1,049
General and administrative expenses	1,643	707
Depreciation and amortization	4,896	5,074
Interest expense	4,126	4,961
Total expenses	20,555	21,260
Other (loss) income:
Other interest income	35	64
Equity in income of unconsolidated entity	—	2,800
(Loss) gain on real estate equity securities	(3,889)	1,114
Total other (loss) income	(3,854)	3,978
Net loss	(11,038)	(2,086)
Net loss attributable to noncontrolling interests	568	551
Net loss attributable to common stockholders	$(10,470)	$(1,535)

Class A Common Stock:
Net loss attributable to common stockholders	$(6,216)	$(914)
Net loss per common share, basic and diluted	$(0.35)	$(0.05)
Weighted-average number of common shares outstanding, basic and diluted	17,879,627	17,984,563

Class T Common Stock:
Net loss attributable to common stockholders	$(4,254)	$(621)
Net loss per common share, basic and diluted	$(0.35)	$(0.05)
Weighted-average number of common shares outstanding, basic and diluted	12,241,151	12,213,311

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(11,038)	$(2,086)
Other comprehensive loss:
Foreign currency translation loss	—	(52)
Total other comprehensive loss	—	(52)
Total comprehensive loss	(11,038)	(2,138)
Total comprehensive loss attributable to noncontrolling interests	568	551
Total comprehensive loss attributable to common stockholders	$(10,470)	$(1,587)

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2020 and 2019
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	17,949,194	$179	12,272,927	$123	$266,310	$(84,339)	$—	$182,273	$7,969	$190,242
Net loss	—	—	—	—	—	(10,470)	—	(10,470)	(568)	(11,038)
Issuance of common stock	6,552	—	6,290	—	135	—	—	135	—	135
Redemptions of common stock	(113,445)	(1)	(56,683)	—	(1,719)	—	—	(1,720)	—	(1,720)
Transfers from redeemable common stock	—	—	—	—	1,586	—	—	1,586	—	1,586
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	10	10
Balance, March 31, 2020	17,842,301	$178	12,222,534	$123	$266,312	$(94,809)	$—	$171,804	$7,411	$179,215

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	18,103,437	$181	12,208,242	$122	$266,339	$(73,461)	$89	$193,270	$11,168	$204,438
Net loss	—	—	—	—	—	(1,535)	—	(1,535)	(551)	(2,086)
Other comprehensive loss	—	—	—	—	—	—	(52)	(52)	—	(52)
Issuance of common stock	49,225	—	43,979	—	899	—	—	899	—	899
Redemptions of common stock	(226,534)	(2)	(35,977)	—	(2,492)	—	—	(2,494)	—	(2,494)
Transfers from redeemable common stock	—	—	—	—	1,574	—	—	1,574	—	1,574
Distributions declared	—	—	—	—	—	(1,206)	—	(1,206)	—	(1,206)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	110	110
Balance, March 31, 2019	17,926,128	$179	12,216,244	$122	$266,320	$(76,202)	$37	$190,456	$10,727	$201,183

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(11,038)	$(2,086)
Adjustment to reconcile net loss to net cash used in operating activities
Equity in income of unconsolidated entity	—	(2,800)
Depreciation and amortization	4,896	5,074
Loss (gain) on real estate equity securities	3,889	(1,114)
Deferred rents	(255)	(96)
Amortization of above- and below-market leases, net	(539)	(698)
Amortization of deferred financing costs	524	406
Unrealized gain on derivative instruments	(13)	(71)
Changes in operating assets and liabilities:
Rents and other receivables	575	(1,746)
Prepaid expenses and other assets	(1,862)	(1,518)
Accounts payable and accrued liabilities	766	138
Due to affiliates	412	48
Other liabilities	67	1,352
Net cash used in operating activities	(2,578)	(3,111)
Cash Flows from Investing Activities:
Improvements to real estate	(2,802)	(3,278)
Investment in real estate securities	(3,979)	(4)
Payments for construction costs	(11)	(240)
Investment in unconsolidated entities	(36)	—
Distribution of capital from unconsolidated entities	383	—
Net cash used in investing activities	(6,445)	(3,522)
Cash Flows from Financing Activities:
Proceeds from notes payable	84	3,147
Principal payments on notes payable	(348)	(4,400)
Payments of deferred financing costs	(19)	(22)
Payments to redeem common stock	(1,720)	(2,494)
Distributions paid	(107)	(550)
Noncontrolling interest contributions	10	110
Net cash used in financing activities	(2,100)	(4,209)
Net decrease in cash, cash equivalents and restricted cash	(11,123)	(10,842)
Cash, cash equivalents and restricted cash, beginning of period	23,476	26,858
Cash, cash equivalents and restricted cash, end of period	$12,353	$16,016
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $36 and $0 for the three months ended March 31, 2020 and 2019, respectively	$3,525	$4,417
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$135	$899
Foreign currency translation loss on investment in unconsolidated entity	$—	$(52)
Redemption payable	$632	$1,454
Accrued improvements to real estate	$2,123	$1,158
Distributions payable	$—	$242
Construction cost payable	$—	$55

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

1.ORGANIZATION
Pacific Oak Strategic Opportunity REIT II, Inc. (the “Company”) was formed on February 6, 2013 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2014 and intends to continue to operate in such a manner. The Company’s business is conducted through Pacific Oak Strategic Opportunity Limited Partnership II (the “Operating Partnership”), a Delaware limited partnership formed on February 7, 2013. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. Pacific Oak Strategic Opportunity Holdings II LLC (“REIT Holdings”), a Delaware limited liability company formed on February 7, 2013, owns the remaining 99.9% partnership interest in the Operating Partnership and is the sole limited partner. The Company is the sole member and manager of REIT Holdings. The Company has three wholly owned taxable REIT subsidiaries (“TRS”), two of which lease the Company’s hotel properties and in turn contract with independent hotel management companies that manage the day-to-day operations of the Company’s hotels; the third consolidates the Company’s wholly owned TRSs.  The Company’s TRSs are subject to federal and state income tax at regular corporate tax rates.
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
The Company has invested in and manages a portfolio of opportunistic real estate, real estate equity securities and other real estate-related investments located in the United States and Europe. As of March 31, 2020, the Company had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and an investment in real estate equity securities. Additionally, as of March 31, 2020, the Company had entered into a consolidated joint venture to develop one office/retail property.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
On November 14, 2013, the Company filed a registration statement on Form S-11 with the SEC to offer a maximum of 180,000,000 shares of common stock for sale to the public (the “Public Offering”), of which 100,000,000 shares were registered in a primary offering and 80,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on August 12, 2014. On February 11, 2016, the Company filed an amended registration statement on Form S-11 with the SEC to offer a second class of common stock designated as Class T shares and to designate its initially offered and outstanding common stock as Class A shares. Pursuant to the amended registration statement, the Company offered to sell any combination of Class A and Class T shares in the Public Offering but in no event may the Company sell more than 180,000,000 of shares of its common stock pursuant to the Public Offering. The Company commenced offering Class T shares of common stock for sale to the public on February 17, 2016. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company’s former advisor, served as the dealer manager of the Public Offering pursuant to a dealer manager agreement originally dated August 12, 2014 and amended and restated February 17, 2016 (the “Dealer Manager Agreement”). Previously the Dealer Manager served as dealer manager for the Private Offering. The Dealer Manager was responsible for marketing the Company’s shares. The Company ceased offering shares of common stock in the primary portion of the Public Offering on July 31, 2018 and terminated the primary portion of the Public Offering on September 28, 2018. The Company continues to offer shares of common stock under its dividend reinvestment plan. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue its dividend reinvestment plan offering. The Company may terminate its dividend reinvestment plan offering at any time.
The Company sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $228.6 million. As of March 31, 2020, the Company had sold 730,193 and 340,131 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $10.0 million. Also as of March 31, 2020, the Company had redeemed 832,408 and 164,618 shares of Class A and Class T common stock, respectively, for $9.2 million.
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
On February 19, 2020, the Company, Pacific Oak Strategic Opportunity REIT, Inc. (“POSOR I”), and Pacific Oak SOR II, LLC, an indirect subsidiary of POSOR I (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity will continue as an indirect subsidiary of POSOR I. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of the Company shall cease. At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of the Company's common stock will be converted into the right to receive 0.9643 shares of POSOR I common stock. The combined company after the Merger will retain the name “Pacific Oak Strategic Opportunity REIT, Inc.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries and joint ventures in which the Company has a controlling interest and VIEs in which the Company has a primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation.
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
Redeemable Common Stock
The Company limits the dollar value of shares that may be redeemed under the share redemption program. During the three months ended March 31, 2020, the Company had redeemed $1.7 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the March 2020 redemption date, except for 785,440 shares totaling $8.0 million due to the limitations under the share redemption program. The Company recorded $0.6 million and $2.2 million of redeemable common stock payable on the Company’s balance sheet as of March 31, 2020 and December 31, 2019, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the fourth amended and restated share redemption program, the Company has $0.5 million available for redemptions in the remainder of 2020, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations under the share redemption program. Effective beginning with the month of February 2020, the Company suspended (a) redemptions requested under the share redemption program in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until the Company and POSOR I file with the SEC a registration statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the proposed merger, and (b) all other redemptions under the share redemption program until after the merger closes.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Segments
The Company has invested in opportunistic real estate investments, real estate equity securities, other real estate-related assets and originated a loan secured by a non-stabilized real estate asset, which was repaid on January 12, 2018. In general, the Company intends to hold its investments in opportunistic real estate, real estate equity securities and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from opportunistic real estate and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment. In addition, the Company has invested in a participating loan facility secured by a portfolio of light industrial properties located in Europe, which was terminated on April 17, 2019.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were 0 potentially dilutive securities outstanding during the three months ended March 31, 2020 and 2019. For the purpose of determining the weighted-average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
Cash distributions declared per share of Class A and Class T common stock were $0.03995833 for the three months ended March 31, 2019. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2019 through March 2019. There were no distributions declared for the three months ended March 31, 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
The Company’s calculated earnings per share for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Net loss attributable to common stockholders	$(10,470)	$(1,535)
Less: Class A Common Stock cash distributions declared	—	718
Less: Class T Common Stock cash distributions declared	—	488
Undistributed net loss attributable to common stockholders	$(10,470)	$(2,741)
Class A Common Stock:
Undistributed net loss attributable to common stockholders	$(6,216)	$(1,632)
Class A Common Stock cash distributions declared	—	718
Net loss attributable to Class A common stockholders	$(6,216)	$(914)
Net loss per common share, basic and diluted	$(0.35)	$(0.05)
Weighted-average number of common shares outstanding, basic and diluted	17,879,627	17,984,563
Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(4,254)	$(1,109)
Class T Common Stock cash distributions declared	—	488
Net loss attributable to Class T common stockholders	$(4,254)	$(621)
Net loss per common share, basic and diluted	$(0.35)	$(0.05)
Weighted-average number of common shares outstanding, basic and diluted	12,241,151	12,213,311

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
March 31, 2020
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through March 31, 2020, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company, as the Company has elected to not designate its derivative instruments as a hedge.
In April 2020, the FASB issued a FASB Staff Q&A related to Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Topic 842 Q&A”) which focused on the application of lease guidance for concessions related to the effects of the COVID-19 pandemic. In this Q&A document, the FASB staff will allow entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases, (“Topic 842”) as though enforceable rights and obligations for those qualifying concessions existed. The Company did not have any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of March 31, 2020 or consolidated statement of operations for the three months ended March 31, 2020. The Company is continuing to evaluate the impact of this optional election on the condensed consolidated financial statements and related disclosures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
3. REAL ESTATE
As of March 31, 2020, the Company’s real estate portfolio was composed of two hotel properties, three office properties and one apartment building. In addition, as of March 31, 2020, the Company has entered into a consolidated joint venture to develop one office/retail property. The following table summarizes the Company’s real estate as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Land	$102,288	$102,288
Buildings and improvements	431,474	427,696
Tenant origination and absorption costs	15,018	15,422
Total real estate, cost and net of impairment charges	548,780	545,406
Accumulated depreciation and amortization	(56,061)	(51,723)
Total real estate, net	$492,719	$493,683

The following table provides summary information regarding the Company’s real estate as of March 31, 2020 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost and Net of Impairment Charges	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$39,999	$—	$67,437	$(11,058)	$56,379	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	53,318	—	54,550	(8,880)	45,670	90.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	36,017	1,722	52,445	(5,711)	46,734	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	81,721	—	107,943	(7,240)	100,703	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Office/Retail	—	55,255	—	55,255	—	55,255	80.0%
Oakland City Center	08/18/2017	Oakland	CA	Office	22,150	143,050	10,496	175,696	(19,296)	156,400	100.0%
Madison Square (3)	10/03/2017	Phoenix	AZ	Office	10,540	22,114	2,800	35,454	(3,876)	31,578	90.0%
					$102,288	$431,474	$15,018	$548,780	$(56,061)	$492,719
_____________________
(1) Building and improvements includes construction costs for the Company’s project that was under development.
(2) The Company acquired the rights to a leasehold interest with respect to this property, which was accounted for as a finance lease. The Company applied a 6.1% discount rate to the finance lease and the lease expires on January 31, 2114. As of March 31, 2020, the finance lease right-of-use asset had a carrying value of $6.8 million included in building and improvements. No depreciation or amortization was recorded to this property as of March 31, 2020.
(3) The Company acquired the rights to a leasehold interest with respect to the land at this property, which was accounted for as a finance lease. The Company applied a 5.4% discount rate to the finance lease and as of March 31, 2020, the finance lease had a weighted average remaining lease term of 2.3 years. As of March 31, 2020, the finance lease right-of-use asset had a carrying value of $1.9 million included in land.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Office Properties
As of March 31, 2020, the Company owned three office properties encompassing in the aggregate 806,960 rentable square feet which were 69% occupied. The following table provides detailed information regarding the Company’s office revenues and expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Office revenues:
Rental income	$6,870	$6,912
Other income	226	205
Office revenues	$7,096	$7,117

Office expenses:
Operating, maintenance, and management	$2,274	$2,325
Real estate taxes and insurance	1,100	1,072
Office expenses	$3,374	$3,397

Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2020, the leases had remaining terms, excluding options to extend, of up to 11.6 years with a weighted-average remaining term of 3.5 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.8 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively.
During the three months ended March 31, 2020 and 2019, the Company recognized deferred rent from tenants of $0.3 million and $0.1 million, respectively, net of lease incentive amortization. As of March 31, 2020 and December 31, 2019, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $3.1 million and $2.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.1 million and $0.2 million of unamortized lease incentives as of March 31, 2020 and December 31, 2019, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
As of March 31, 2020, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2020 through December 31, 2020	$16,388
2021	20,097
2022	16,403
2023	13,304
2024	10,827
Thereafter	33,323
$110,342

As of March 31, 2020, the Company’s commercial real estate properties were leased to approximately 80 tenants over a diverse range of industries and geographic areas. As of March 31, 2020, the highest tenant industry concentrations (greater than 10% of annualized base rent) in the Company’s portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	13	$4,547	20.2%
Public Administration	6	3,589	16.0%
Professional, Scientific, and Technical Services	11	2,947	13.1%
		$11,083	49.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three months ended March 31, 2020, the Company recorded a $45,000 adjustment to office revenues for lease payments deemed not probable of collection. During the three months ended March 31, 2019, the Company recorded bad debt recovery of $0.1 million, which were included in office expenses in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Hotel Properties
As of March 31, 2020, the Company owned two hotel properties. The following table provides detailed information regarding the Company’s hotel revenues and expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Hotel revenues:
Room	$2,954	$4,465
Food, beverage and convention services	601	873
Campground	255	271
Other	270	371
Hotel revenues	$4,080	$5,980

Hotel expenses:
Room	$1,090	$1,324
Food, beverage and convention services	626	776
General and administrative	805	786
Sales and marketing	540	694
Repairs and maintenance	462	566
Utilities	294	261
Property taxes and insurance	589	438
Other	255	330
Hotel expenses	$4,661	$5,175
On March 31, 2020, both hotels were temporarily closed due to COVID-19 (Coronavirus) and the Springmaid Beach Resort reopened on May 1, 2020. The Company is unable to predict when the Q&C Hotel will resume operations. The extent of the effects of the COVID-19 pandemic on the Company’s business and the hotel industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.
Contract liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of advanced deposits and are included in other liabilities in the accompanying consolidated balance sheets, as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Contract liability	$483	$500
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$262	$281

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Apartment Property
As of March 31, 2020, the Company owned one apartment property with 292 units which was 90% occupied. The following table provides detailed information regarding the Company’s apartment revenues and expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Apartment revenues:
Rental income	$1,827	$1,830
Other income	229	165
Apartment revenues	$2,056	$1,995

Apartment expenses:
Operating, maintenance, and management	$445	$536
Real estate taxes and insurance	366	361
Apartment expenses	$811	$897
_____________________

Geographic Concentration Risk
As of March 31, 2020, the Company’s real estate investments in California represented 57.1% of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Disposition of Real Estate
During the year ended December 31, 2019, the Company disposed of one office building and there were no dispositions during the three months ended March 31, 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
The operations of this property and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to this property for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Revenues
Rental income	$—	$391
Other operating income	—	5
Total revenues	$—	$396
Expenses
Operating, maintenance, and management	$—	$87
Real estate taxes and insurance	—	20
Asset management fees to affiliate	—	34
Depreciation and amortization	—	168
Interest expense	—	101
Total expenses	$—	$410

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2020 and December 31, 2019, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Cost	$15,018	$15,422	$72	$72	$(10,685)	$(10,802)
Accumulated Amortization	(8,271)	(7,954)	(31)	(28)	6,550	6,125
Net Amount	$6,747	$7,468	$41	$44	$(4,135)	$(4,677)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Amortization	$(720)	$(943)	$(3)	$(5)	$542	$703

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
As of March 31, 2020 and December 31, 2019, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.3 million. As of March 31, 2020, the housing subsidy intangible asset has a remaining amortization period of 28.4 years. During each of the three months ended March 31, 2020 and 2019, the Company recorded amortization expense of $20,000 related to the housing subsidy intangible asset.
Additionally, as of March 31, 2020 and December 31, 2019, the Company had recorded property tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $1.6 million and $1.8 million, respectively. As of March 31, 2020, the property tax abatement intangible assets have a weighted-average remaining amortization period of 3.5 years. During each of the three months ended March 31, 2020 and 2019, the Company recorded amortization expense of $0.1 million related to the property tax abatement intangible assets.

5. REAL ESTATE EQUITY SECURITIES
The Company’s real estate equity securities are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses on real estate equity securities are recognized in earnings.

	March 31, 2020		December 31, 2019
Real Estate Equity Securities	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Franklin Street Properties Corp.	1,580,713	$9,057	1,160,591	$9,935
Plymouth Industrial REIT, Inc.	92,931	1,038	—	—
	1,673,644	$10,095	1,160,591	$9,935

During the three months ended March 31, 2020, the Company purchased 92,931 shares of common stock of Plymouth Industrial REIT, Inc. (NYSE Ticker: PLYM) for an aggregate purchase price of $1.3 million and also purchased 420,122 shares of Franklin Street Properties Corp., (NYSE Ticker: FSP) for an aggregate purchase price of $2.8 million. During each of the three months ended March 31, 2020 and 2019, the Company recognized $0.1 million of dividend income from real estate equity securities. During the three months ended March 31, 2020 and 2019, the Company had recorded an unrealized loss of $3.9 million and an unrealized gain of $1.1 million related to the change in fair value of equity securities, respectively

6. INVESTMENT IN UNCONSOLIDATED ENTITIES
On June 28, 2016, the Company originated a participating loan facility (“STAM investment”) in an amount up to €2.6 million ($2.9 million at closing) with STAM, a real estate operating company that provides real estate acquisition and portfolio management services to make in value-added real estate, distressed debt, and real estate-related investments in Europe. The Company funded approximately €2.1 million ($2.3 million at closing). The proceeds were used by STAM to fund a 5% general partner interest in a joint venture acquiring a portfolio of light industrial properties located throughout France. The total acquisition cost of the portfolio was approximately €95.5 million ($105.6 million at closing). Under the terms of the participating loan facility, the Company participates in the expected residual profits of the portfolio and the terms are structured in a manner such that the risks and rewards of the arrangement are similar to those associated with an investment in a real estate joint venture. Accordingly, the participating loan facility is accounted for under the equity method of accounting. In addition to the amount funded at closing, the Company also capitalized an additional $0.2 million of acquisition costs and fees.
During the year ended December 31, 2019, STAM completed the liquidation of the portfolio and the Company recognized $2.8 million of equity in income of unconsolidated entity with respect to this investment. During the three months ended March 31, 2020, the Company received a distribution of €0.4 million or $0.4 million and as of March 31, 2020, the Company’s investment in the STAM investment was $0.1 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
On December 31, 2019, the Company acquired 13 Class A Units for $2.9 million in Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”). As of March 31, 2020, Pacific Oak Opportunity Zone Fund I consolidated two joint ventures with real estate under development. As of March 31, 2020, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $3.0 million as of March 31, 2020.

7. NOTES PAYABLE
As of March 31, 2020 and December 31, 2019, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of March 31, 2020	Book Value as of December 31, 2019	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan (2)	$56,188	$56,536	One-month LIBOR + 2.25% (2)	5.75%	Principal & Interest	08/10/2022
Q&C Hotel Mortgage Loan	25,000	25,000	One-month LIBOR + 2.50% (3)	4.50%	Principal & Interest (3)	12/23/2022
Lincoln Court Mortgage Loan	34,615	34,615	One-month LIBOR + 1.75%	2.74%	Interest Only	06/01/2020
Lofts at NoHo Commons Mortgage Loan (4)	73,862	73,862	One-month LIBOR + 2.18%	3.17%	Interest Only	09/09/2021
210 West 31st Street Mortgage Loan	20,000	20,000	One-month LIBOR + 3.00%	3.99%	Interest Only	12/16/2020
Oakland City Center Mortgage Loan (5)	95,989	95,989	One-month LIBOR + 1.75%	2.74%	Interest Only	09/01/2022
Madison Square Mortgage Loan (6)	23,677	23,593	One-month LIBOR + 4.05% (6)	5.05%	Interest Only	10/09/2020
Total notes payable principal outstanding	329,331	329,595
Deferred financing costs, net	(3,095)	(3,600)
Total notes payable, net	$326,236	$325,995
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2020. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2020 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at March 31, 2020, where applicable.
(2) As of March 31, 2020, $56.5 million had been disbursed to the Company and up to $10.5 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents. The interest rate is variable at the higher of one-month LIBOR + 2.25% or 5.75%.
(3) The interest rate is variable at the higher of one-month LIBOR + 2.5% or 4.5%. Principal payments will commence on January 1, 2022.
(4) As of March 31, 2020, $73.9 million had been disbursed to the Company and up to $2.1 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents.
(5) As of March 31, 2020, $96.0 million had been disbursed to the Company and up to $7.4 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning October 1, 2020, monthly payments will include principal and interest with principal payments of $110,000 or, in the event the Company repays any principal of the loan amount, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%, subject to certain terms and conditions contained in the loan documents.
(6) As of March 31, 2020, $23.7 million had been disbursed to the Company and up to $10.4 million is available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents. The Madison Square Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%.
The Company plans to refinance or utilize available extension options for notes payable with maturities through the first quarter of 2021. There can be no assurance that the Company will be able to refinance or utilize extension options.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
During the three months ended March 31, 2020 and 2019, the Company incurred $4.1 million and $5.0 million, respectively, of interest expense. Included in interest expense was: (i) the amortization of deferred financing costs of $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, (ii) an unrealized gain of $13,000 interest rate cap agreements for the three months ended March 31, 2020 and an unrealized loss of $6,000 on interest rate cap agreements for the three months ended March 31, 2019 and (iii) $0.1 million of interest on finance leases for both of the three months ended March 31, 2020 and March 31, 2019. As of March 31, 2020 and December 31, 2019, the Company’s interest payable was $0.9 million and $0.8 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2020 (in thousands):

April 1, 2020 through December 31, 2020	$79,668
2021	76,574
2022	173,089
$329,331

The Company’s notes payable contain financial and non-financial debt covenants. As of March 31, 2020, the Company was in compliance with all debt covenants, except that the borrower under the Madison Square Mortgage Loan was out of debt service coverage compliance. Such non-compliance does not constitute an event of default under the loan agreement. As a result of such non-compliance, the Company is required to maintain an interest shortfall reserve.

8. FAIR VALUE DISCLOSURES
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of March 31, 2020 and December 31, 2019, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liability (Level 3):
Notes payable	$329,331	$326,236	$323,148	$329,595	$325,995	$330,687

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
As of March 31, 2020, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$10,095	$10,095	$—	$—
Asset derivatives - interest rate caps	$15	$—	$15	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
As of December 31, 2019, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$9,934	$9,934	$—	$—

9. RELATED PARTY TRANSACTIONS
As described further below, the Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC (“Pacific Oak Holding”), the Company’s sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of Pacific Oak Capital Advisors, LLC, the Company’s advisor since November 1, 2019. Messrs. Hall and McMillan are also two of the Company’s executive officers and directors.
In addition, along with Charles J. Schreiber, Jr., Keith D. Hall and Peter McMillan III control and indirectly own KBS Holdings LLC (“KBS Holdings”), the Company’s sponsor prior to November 1, 2019. KBS Holdings is the sole owner of KBS Capital Advisors LLC (“KBS Capital Advisors”), the Company’s advisor prior to November 1, 2019, and KBS Capital Markets Group LLC, the entity that acted as the dealer manager of the Company’s now-terminated primary initial public offering.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2020 and 2019, respectively, and any related amounts payable as of March 31, 2020 and December 31, 2019 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31, 2020	December 31, 2019
	2020	2019
Expensed
Asset management fees	$1,044	$1,049	$1,032	$620
Reimbursable operating expenses (1)	72	102	—	—
Capitalized
Acquisition fees on real estate equity securities	71	—	71	—
Acquisition fee on investment in unconsolidated entities	—	—	29	29
	$1,187	$1,151	$1,132	$649
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the applicable advisor under the applicable advisory agreement. The Company has reimbursed the applicable advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.1 million three months ended March 31, 2019 and were the only employee costs reimbursed under the applicable advisory agreement over the shown periods. In the future, the Advisor may seek reimbursement for certain other employee costs under the Advisory Agreement. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimbursed the applicable advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the applicable advisor on behalf of the Company.
Insurance.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc. ("KBS REIT I"), KBS Real Estate Investment Trust II, Inc. ("KBS REIT II"), KBS Real Estate Investment Trust, Inc. ("KBS REIT III"), KBS Legacy Partners Apartment REIT, Inc. ("KBS Legacy Partners Apartment REIT"), POSOR I, the Dealer Manager, KBS Capital Advisors and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers was allocated by KBS Capital Advisors and its insurance broker among each of the various entities covered by the program, and was billed directly to each entity. In June 2015, KBS Growth & Income REIT, Inc. ("KBS Growth & Income REIT") was added to the insurance program at terms similar to those described above. At renewal in June 2018, the Company, along with POSOR I and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The Company, together with POSOR I, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is or was allocated by the Company’s applicable advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Pacific Oak Opportunity Zone Fund I.
On December 31, 2019, the Company made a $2.9 million investment in the Pacific Oak Opportunity Zone Fund I. Pacific Oak Opportunity Zone Fund I is sponsored by Pacific Oak Holding. Pacific Oak Capital Advisors is entitled to certain fees in connection with the fund. The fund will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on our proportionate share of the investment. Pacific Oak Holding is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s $2.9 million investment.

10. COMMITMENTS AND CONTINGENCIES
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
March 31, 2020
(unaudited)
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
During each of the three months ended March 31, 2020 and 2019, the Company incurred $0.1 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations. On March 31, 2020, the Springmaid Beach Resort temporarily closed due to COVID-19 (Coronavirus) and reopened on May 1, 2020.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During each of the three months ended March 31, 2020 and 2019, the Company incurred $0.1 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During each of the three months ended March 31, 2020 and 2019, the Company incurred $0.2 million of fees related to the Marriott franchise agreement. On March 31, 2020, the Q&C Hotel temporarily closed due to COVID-19 (Coronavirus). The Company is unable to predict when Q&C Hotel will resume their operations.
In addition, in connection with the execution of the franchise agreement, Pacific Oak SOR US Properties II, an indirect wholly owned subsidiary of the Company, is providing an unconditional guarantee that all Q&C Hotel Operations’ obligations under the franchise agreement will be punctually paid and performed. Finally, certain transfers of the Q&C Hotel or an ownership interest therein are subject to a notice and consent requirement, and the franchise agreement further provides Marriott with a right of first refusal with respect to a sale of the hotel to a competitor of Marriott.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Lease Obligations
As of March 31, 2020, the Company had leasehold interests expiring on various expiration dates between April 1, 2020 and 2114. Future minimum lease payments owed by the Company under the finance leases as of March 31, 2020 are as follows (in thousands):

April 1, 2020 through December 31, 2020	$650
2021	735
2022	935
2023	525
2024	360
Thereafter	52,956
Total expected minimum lease liabilities	56,161
Less: Amount representing interest (1)	(47,939)
Present value of net minimum lease payments (2)	$8,222
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2020. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
COVID-19
While the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, the situation is rapidly evolving and the Company cannot predict how long the COVID-19 pandemic will last or what the long term impact will be on the Company’s operations. As a result, the Company has experienced and continues to experience a significant negative impact on its liquidity, and could experience additional material impacts including, but not limited to, asset impairment charges. The Company anticipates this will have a material impact on its business, results of operations and cash flows in 2020.
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
March 31, 2020
(unaudited)
11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
While the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, the situation is rapidly evolving and the Company cannot predict how long the COVID-19 pandemic will last or what the long term impact will be on the Company’s operations.
On May 8, 2020, the Company was granted a loan payment deferral on the Springmaid Beach Resort mortgage loan. The Company may defer one-half of the monthly interest due and the deferred interest will be compounded during the deferral period of April 2020 through October 2020. In addition, the deferral includes deferring the monthly principal payments of the loan until March 2021, at which time all deferred interest and principal will be due. All other loan requirements remain the same.

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
•All of our executive officers, our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other Pacific Oak-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other Pacific Oak-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.
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
All forward-looking statements should be read in light of the risks identified herein in Part II, Item 1A “Risk Factors” and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”).

Overview
We were formed on February 6, 2013 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2014. We have no employees and KBS Capital Advisors LLC (“KBS Capital Advisors”) had served as our external advisor since commencement of the private offering. On October 31, 2019, KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us immediately following the filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2019 (filed November 8, 2019) with the SEC. On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”). The new advisory agreement is effective as of November 1, 2019 through November 1, 2020; however we may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with KBS Capital Advisor. As our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and managed our portfolio of real estate properties and real estate-related investments. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf.
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
We have used substantially all of the net proceeds from our offerings to invest in and manage a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of March 31, 2020, we had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and an investment in real estate equity securities. Additionally, as of March 31, 2020, we had entered into a consolidated joint venture to develop one retail property.
We sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $228.6 million in our initial public primary offering. As of March 31, 2020, we had sold 730,193 and 340,131 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $10.0 million. Also as of March 31, 2020, we had redeemed 832,408 and 164,618 shares of Class A and Class T common stock, respectively, for $9.2 million.
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
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has significantly disrupted economic markets and impacted commercial activity worldwide, including the US, and the prolonged economic impact is uncertain. As a result, we have experienced and continue to experience a negative impact on our liquidity, and could experience additional material impacts including, but not limited to, asset impairment charges. We anticipate this will have a material impact on our business, results of operations and cash flows in 2020.

Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; capital commitments and development expenses under our joint venture agreements; and payments of distributions to stockholders. While we expect to have sufficient liquidity to meet our obligations for the foreseeable future, the COVID-19 outbreak and associated responses we have experienced and continue to experience a negative impact on our liquidity that will impact our future cash flows and financial condition.
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
As of March 31, 2020, we had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and an investment in real estate equity securities. Additionally, as of March 31, 2020, we had entered into a consolidated joint venture to develop one retail property.
Our office and apartment properties generate cash flow in the form of rental revenues, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2020, we owned three office properties that were 70% occupied and one apartment property that was 90% occupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the three months ended March 31, 2020 and 2019:

Property (1)	Number of Rooms	Percentage Occupied for the Three Months Ended March 31,		Average Daily Rate for the Three Months Ended March 31,		Average Revenue per Available Room for the Three Months Ended March 31,
		2020	2019	2020	2019	2020	2019
Springmaid Beach Resort	453	29.5%	42.3%	$90.83	$108.32	$26.76	$45.84
Q&C Hotel	196	58.1%	83.0%	$178.64	$177.45	$103.76	$147.20
_____________________
(1) On March 31, 2020, both hotels were temporarily closed due to COVID-19 (Coronavirus). As such, the hotels experienced lower than normal occupancy rates during the months prior to the lockdown. The Springmaid Beach Resort subsequently reopened on May 1, 2020.
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of March 31, 2020, we had an investment in real estate equity securities outstanding with a total book value of $10.1 million.
As of March 31, 2020, we had mortgage debt obligations in the aggregate principal amount of $329.3 million, with a weighted-average remaining term of 1.7 years. As of March 31, 2020, an aggregate amount of $47.1 million was available under our mortgage loans for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and expenses and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents. As of March 31, 2020, we had a total of $80.3 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2020 did not exceed the charter imposed limitation.
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of March 31, 2020, we had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and an investment in real estate equity securities. Additionally, as of March 31, 2020, we had entered into a consolidated joint venture to develop one office/retail property. During the three months ended March 31, 2020, net cash used in operating activities was $2.6 million. We expect that our cash flows from operating activities will generally increase in future periods as a result of leasing additional space that is currently unoccupied.
Cash Flows from Investing Activities
Net cash used in investing activities was $6.4 million for the three months ended March 31, 2020 and primarily consisted of the following:
•$4.0 million of investment in real estate securities;
•$2.8 million of improvements to real estate; and
•$0.4 million of distribution of capital from unconsolidated entities.
Cash Flows from Financing Activities
Net cash used in financing activities was $2.1 million for the three months ended March 31, 2020 and primarily consisted of the following:
•$1.7 million of cash used for redemptions of common stock;
•$0.3 million of net cash used in debt and other financings as a result of principal payments on notes payable of $0.3 million and payment of deferred financing costs of $19,000 and partially offset by proceeds from notes payable of $0.1 million; and
•$0.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.1 million.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. We expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2020, our borrowings and other liabilities were approximately 60% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2020 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$329,331	$79,668	$249,663	$—	$—
Interest payments on outstanding debt obligations (2)	21,618	8,439	13,179	—	—
Finance lease liabilities	56,161	650	1,670	885	52,956
_____________________

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2020. We incurred interest expense of $3.6 million, excluding amortization of deferred financing costs of $0.5 million for the three months ended March 31, 2020.

Results of Operations
Overview
As of March 31, 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities.  As of March 31, 2020, we had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and an investment in real estate equity securities. Additionally, as of March 31, 2019 and 2020, we had entered into a consolidated joint venture to develop one retail property. We funded the acquisitions of these investments with proceeds from our terminated offerings and debt financing. Our results of operations for the three months ended March 31, 2020 are not indicative of those in future periods as we expect that our revenue and expenses related to our portfolio will increase in future periods as the occupancies at our properties stabilize as discussed below. Our investment objectives include acquiring properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.  As of March 31, 2020, the occupancy in our properties has not been stabilized. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and improving our properties but decrease due to disposition activity.
Comparison of the three months ended March 31, 2020 versus the three months ended March 31, 2019
The following table provides summary information about our results of operations for the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2020	2019
Office revenues	$7,096	$7,117	$(21)	—%	$(396)	$375
Hotel revenues	4,080	5,980	(1,900)	(32)%	—	(1,900)
Apartment revenues	2,056	1,995	61	3%	—	61
Dividend income from real estate equity securities	139	104	35	34%	35	—
Office expenses	3,374	3,397	(23)	(1)%	(107)	84
Hotel expenses	4,661	5,175	(514)	(10)%	—	(514)
Apartment expenses	811	897	(86)	(10)%	—	(86)
Asset management fees to affiliate	1,044	1,049	(5)	—%	(34)	29
General and administrative expenses	1,643	707	936	132%	n/a	n/a
Depreciation and amortization	4,896	5,074	(178)	(4)%	(168)	(10)
Interest expense	4,126	4,961	(835)	(17)%	(101)	(734)
Other interest income	35	64	(29)	(45)%	n/a	n/a
Equity in income of unconsolidated entity	—	2,800	(2,800)	(100)%	—	(2,800)
(Loss) gain on real estate equity securities	(3,889)	1,114	(5,003)	(449)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 related to real estate-related investments acquired on or after March 1, 2019.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 with respect to real estate and real estate-related investments owned by us during the entire periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Office revenues remained consistent at $7.1 million for each of the three months ended March 31, 2020 and 2019. The occupancy of our office properties, collectively, held throughout both periods remained consistent at 70% as of March 31, 2020 and 2019. We expect office revenues to vary in future periods based on occupancy and rental rates of our office properties.
Hotel revenues decreased from $6.0 million for the three months ended March 31, 2019 to $4.1 million for the three months ended March 31, 2020, primarily due to the COVID-19 pandemic and its effect on occupancy. The occupancy rate and the average daily room rate for the Springmaid Beach Resort decreased from 42.3% and $108.32 for the three months ended March 31, 2019 to 29.5% and $90.83 for the three months ended March 31, 2020. The occupancy rate for the Q&C Hotel decreased from 83.0% and for the three months ended March 31, 2019 to 58.1% for the three months ended March 31, 2020. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Apartment revenues increased slightly from $2.0 million for the three months ended March 31, 2019 to $2.1 million for the three months ended March 31, 2020, primarily due to increased rental rates and occupancy rates were consistent between both periods. We expect apartment revenues to vary in future periods depending on occupancy and rental rates.
Dividend income from real estate equity securities increased from $104,000 for the three months ended March 31, 2019 to $139,000 for the three months ended March 31, 2020 due to the acquisition of real estate equity securities. We expect dividend income from real estate equity securities to vary in future periods as a result of declaration of dividends and to the extent we buy or sell any securities.
Hotel expenses decreased from $5.2 million for the three months ended March 31, 2019 to $4.7 million for the three months ended March 31, 2020, primarily due to the COVID-19 pandemic and its effect on decreasing occupancy during the months leading to the temporary closure of both hotels on March 31, 2020. We expect total expenses to vary in future periods based on occupancy rates.
Asset management fees to affiliate remained consistent at $1.0 million for each of the three months ended March 31, 2020 and 2019. We expect asset management fees to increase in future periods as a result of any additional improvements we make to our properties. Approximately $1.0 million of asset management fees incurred were payable as of March 31, 2020.
General and administrative expenses increased from $0.7 million for the three months ended March 31, 2019 to $1.6 million for the three months ended March 31, 2020, primarily due $0.8 million related to the Merger. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses decrease from $5.1 million for the three months ended March 31, 2019 to $4.9 million for the three months ended March 31, 2020, primarily due to the disposition of 2200 Paseo Verde. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs, real estate dispositions and increase as a result of improvements to real estate and real estate acquisitions.
Interest expense decreased from $5.0 million for the three months ended March 31, 2019 to $4.1 million for the three months ended March 31, 2020, primarily due to decrease in one-month LIBOR rates and partially offset by the increase in total borrowing.
During the three months ended March 31, 2019, we recognized $2.8 million of equity income from an unconsolidated entity. We did not recognize any equity income from unconsolidated entity during the three months ended March 31, 2020 as a result of the liquidation of the underlying portfolio related to our STAM investment.
Gain on real estate equity securities was $1.1 million during the three months ended March 31, 2019. Loss on real estate equity securities was $3.9 million during the three months ended March 31, 2020. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in the share price of our investment in real estate equity securities.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2020 and 2019 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2020	2019
Net loss attributable to common stockholders	$(10,470)	$(1,535)
Depreciation of real estate assets	3,658	3,527
Amortization of lease-related costs	1,238	1,547
Loss (gain) on real estate equity securities	3,889	(1,114)
Adjustments for noncontrolling interests (1)	(256)	(243)
Adjustments for investment in unconsolidated entities (2)	—	(2,800)
FFO attributable to common stockholders	(1,941)	(618)
Straight-line rent and amortization of above- and below-market leases	(793)	(794)
Unrealized gain on derivative instruments	(13)	(71)
Adjustments for noncontrolling interests (1)	(2)	(6)
MFFO attributable to common stockholders	(2,749)	(1,489)
Other capitalized operating expenses (3)	(36)	—
Adjusted MFFO attributable to common stockholders	$(2,785)	$(1,489)
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net loss attributable to common stockholders to FFO and MFFO.
(2) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO for our equity investments in unconsolidated entities.
(3) Reflects financing costs that are capitalized with respect to our investment in the opportunity zone fund. Certain financing costs are capitalized in accordance with GAAP and not reflected in our net loss, FFO and MFFO.

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
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow (used in) used in operations were as follows for the first quarter of 2020 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Used In Operations
Period			Cash	Reinvested	Total
First Quarter 2020	$—	$—	$107	$135	$242	$(2,578)

For the three months ended March 31, 2020, we paid aggregate distributions of $0.2 million including $0.1 million distributions paid in cash and $0.1 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the three months ended March 31, 2020 was $10.5 million and cash flow used in operations was $2.6 million. We funded our total distributions paid for the three months ended March 31, 2020, which includes net cash distributions and distributions reinvested by stockholders with prior period cash flow from operating activities. For purposes of determining the source of distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. There have been no significant changes to our policies during 2020.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
On May 8, 2020, we were granted a loan payment deferral on the Springmaid Beach Resort mortgage loan. We may defer one-half of the monthly interest due and the deferred interest will be compounded during the deferral period of April 2020 through October 2020. In addition, the deferral includes deferring the monthly principal payments of the loan until March 2021, at which time all deferred interest and principal will be due. All other loan requirements remain the same.

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
Movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $329.3 million of variable rate debt outstanding. As of March 31, 2020, we have also entered into four interest rate cap agreements with an aggregate notional value of $177.1, which effectively cap one-month LIBOR. The weighted-average remaining term of the interest rate caps is 1.2 years. Based on interest rates as of March 31, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2021, interest expense on our variable rate debt would increase by $2.5 million or decrease by $2.2 million.
The weighted-average interest rate of our variable rate debt as of March 31, 2020 was 4.2%.  The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2020 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of March 31, 2020 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of March 31, 2020, we owned real estate equity securities with a book value of $10.1 million. Based solely on the prices of real estate equity securities as of March 31, 2020, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $1.0 million.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook” herein, and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

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

Item 1A. Risk Factors
The following risk factor supplements the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19 Pandemic
The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and will likely have a negative impact on our business and operations. This impact could be adverse to the extent the current COVID-19 outbreak, or future pandemics, cause tenants to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.
The outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel.
Nearly all U.S. cities and states, including cities and states where our properties are located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. There can be no assurances as to the length of time these restrictions will remain in place. The COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and has triggered a period of global economic slowdown.
The effects of COVID-19 or another pandemic could negatively affect us and/or our tenants due to, among other factors:
•the unavailability of personnel, including executive officers and other leaders that are part of the management team and the inability to recruit, attract and retain skilled personnel-to the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work—business and operating results may be negatively impacted;
•difficulty accessing debt and equity capital on attractive terms, or at all—a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our and our tenants’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may negatively affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a negative effect on our business, financial condition, results of operations and cash flows;
•an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;
•tenants’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to pay distributions at our current rates or at all in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, which could cause us to lose title to the properties securing such debt, trigger cross-default provisions, or could cause us to be unable to meet debt covenants, which could cause us to have to sell properties or refinance debt on unattractive terms; and
•our inability to deploy capital due to slower transaction volume which may be dilutive to shareholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)

Because our property investments are located in the United States, COVID-19 has begun and will continue to impact our properties and operating results to the extent its continued spread within the United States reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also negatively affect our properties and operating results.
Customers and potential customers of the properties we own, operate in industries that are being negatively affected by the disruption to business caused by this global outbreak. Tenants or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Certain of our office properties have been negatively impacted by similar impacts on our tenants’ businesses. A number of our customers have requested rent concessions and more customers may request rent concessions or may not pay rent in the future. This could lead to increased customer delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be negatively affected if the economic downturn is prolonged, which could also affect our operating results, ability to pay distributions, ability to repay or refinance debt, and the value of shares.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically on our real estate property holdings, are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and value of shares. As a result of COVID-19, we have experienced and continue to experience a negative impact on our liquidity, and could experience additional material impacts including, but not limited to, asset impairment charges. We anticipate this will have a material impact on our business, results of operations and cash flows in 2020.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
During the three months ended March 31, 2020, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	170,128	$10.10	(2)
February 2020	—	$—	(2)
March 2020	—	$—	(2)
Total	170,128
_____________________
(1) Pursuant to the program, as amended, we redeem shares at the purchase prices described above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2020, we redeemed $1.7 million of common stock. In January 2020, we exhausted all funds available for redemption of shares in 2020 in connection with redemption requests not made upon a stockholder’s death, “qualifying disability”, or determination of incompetence. As of March 31, 2020, we had $8.0 million outstanding and unfulfilled redemption requests representing 785,440 shares due to the limitations described above. As of March 31, 2020, we have $0.5 million available for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence” during the remainder of 2020.  Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2020, we have $0.1 million available for redemptions during 2021, subject to the limitations described above.

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

10.1
Termination Agreement, dated as of February 19, 2020, by and between Pacific Oak Strategic Opportunity REIT II, Inc. and Pacific Oak Capital Advisors, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2020

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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.

Date:	May 15, 2020	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 15, 2020	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)