Form 10-Q
period 2020-06-30
Pacific Oak Strategic Opportunity REIT II, Inc.
filed 2020-08-12
CIK 1580673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
11766 Wilshire Blvd., Suite 1670
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 10, 2020, there were 17,838,351 and 12,222,529 outstanding shares of Class A and Class T common stock, respectively, of Pacific Oak Strategic Opportunity REIT II, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
FORM 10-Q
June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Real estate, net	$489,380	$493,683
Real estate equity securities	8,607	9,934
Total real estate and real estate-related investments, net	497,987	503,617
Cash and cash equivalents	9,458	17,500
Restricted cash	2,785	5,976
Investment in unconsolidated entities	3,199	3,468
Rents and other receivables	5,876	4,648
Above-market leases, net	38	44
Prepaid expenses and other assets	8,425	8,230
Total assets	$527,768	$543,483
Liabilities and equity
Notes payable, net	$328,186	$325,995
Accounts payable and accrued liabilities	7,073	6,684
Due to affiliates	1,034	649
Distributions payable	—	242
Below-market leases, net	3,663	4,677
Other liabilities	15,054	12,776
Redeemable common stock payable	621	2,218
Total liabilities	355,631	353,241
Commitments and contingencies (Note 10)
Equity
Pacific Oak Strategic Opportunity REIT II, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 17,841,219 and 17,949,194 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	178	179
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 12,222,529 and 12,272,927 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	123	123
Additional paid-in capital	266,298	266,310
Cumulative distributions and net losses	(101,150)	(84,339)
Total Pacific Oak Strategic Opportunity REIT II, Inc. stockholders’ equity	165,449	182,273
Noncontrolling interests	6,688	7,969
Total equity	172,137	190,242
Total liabilities and equity	$527,768	$543,483

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Office revenues	$6,935	$7,194	$14,031	$14,311
Hotel revenues	2,608	10,067	6,687	16,047
Apartment revenues	2,016	1,970	4,073	3,965
Dividend income from real estate equity securities	151	105	290	209
Total revenues	11,710	19,336	25,081	34,532
Expenses:
Office expenses	3,237	3,427	6,611	6,824
Hotel expenses	2,728	6,136	7,386	11,311
Apartment expenses	774	883	1,584	1,780
Asset management fees to affiliate	1,053	1,062	2,096	2,111
General and administrative expenses	1,434	768	3,079	1,475
Depreciation and amortization	4,909	5,107	9,805	10,181
Interest expense	3,738	5,027	7,864	9,988
Total expenses	17,873	22,410	38,425	43,670
Other (loss) income:
Other interest income	1	48	34	112
Equity in income of unconsolidated entity	—	—	—	2,800
Other income	26	—	26	—
(Loss) gain on real estate equity securities	(728)	221	(4,618)	1,335
Total other (loss) income	(701)	269	(4,558)	4,247
Net loss	(6,864)	(2,805)	(17,902)	(4,891)
Net loss attributable to noncontrolling interests	523	220	1,091	771
Net loss attributable to common stockholders	$(6,341)	$(2,585)	$(16,811)	$(4,120)

Class A Common Stock:
Net loss attributable to common stockholders	$(3,763)	$(1,537)	$(9,978)	$(2,451)
Net loss per common share, basic and diluted	$(0.21)	$(0.09)	$(0.56)	$(0.14)
Weighted-average number of common shares outstanding, basic and diluted	17,842,289	17,930,156	17,860,958	17,955,331

Class T Common Stock:
Net loss attributable to common stockholders	$(2,578)	$(1,048)	$(6,833)	$(1,669)
Net loss per common share, basic and diluted	$(0.21)	$(0.09)	$(0.56)	$(0.14)
Weighted-average number of common shares outstanding, basic and diluted	12,222,534	12,230,499	12,231,843	12,221,952

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(6,864)	$(2,805)	$(17,902)	$(4,891)
Other comprehensive loss:
Foreign currency translation gain (loss)	—	27	—	(25)
Reclassification adjustment for amounts recognized in net loss	—	(64)	—	(64)
Total other comprehensive loss	—	(37)	—	(89)
Total comprehensive loss	(6,864)	(2,842)	(17,902)	(4,980)
Total comprehensive loss attributable to noncontrolling interests	523	220	1,091	771
Total comprehensive loss attributable to common stockholders	$(6,341)	$(2,622)	$(16,811)	$(4,209)

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2020 and 2019
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2020	17,842,301	$178	12,222,534	$123	$266,312	$(94,809)	$—	$171,804	$7,411	$179,215
Net loss	—	—	—	—	—	(6,341)	—	(6,341)	(523)	(6,864)
Redemptions of common stock	(1,082)	—	(5)	—	(10)	—	—	(10)	—	(10)
Transfers from redeemable common stock	—	—	—	—	11	—	—	11	—	11
Other offering costs	—	—	—	—	(15)	—	—	(15)	—	(15)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(200)	(200)
Balance, June 30, 2020	17,841,219	$178	12,222,529	$123	$266,298	$(101,150)	$—	$165,449	$6,688	$172,137

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2019	17,926,128	$179	12,216,244	$122	$266,320	$(76,202)	$37	$190,456	$10,727	$201,183
Net loss	—	—	—	—	—	(2,585)	—	(2,585)	(220)	(2,805)
Other comprehensive loss	—	—	—	—	—	—	(37)	(37)	—	(37)
Issuance of common stock	24,324	1	21,846	1	446	—	—	448	—	448
Redemptions of common stock	(24,678)	(1)	—	—	(238)	—	—	(239)	—	(239)
Transfers to redeemable common stock	—	—	—	—	(208)	—	—	(208)	—	(208)
Distributions declared	—	—	—	—	—	(724)	—	(724)		(724)
Noncontrolling interests contributions	—	—	—	—	—	—	—	—	100	100
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(100)	(100)
Balance, June 30, 2019	17,925,774	$179	12,238,090	$123	$266,320	$(79,511)	$—	$187,111	$10,507	$197,618

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2020 and 2019
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	17,949,194	$179	12,272,927	$123	$266,310	$(84,339)	$—	$182,273	$7,969	$190,242
Net loss	—	—	—	—	—	(16,811)	—	(16,811)	(1,091)	(17,902)
Issuance of common stock	6,552	—	6,290	—	135	—	—	135	—	135
Redemptions of common stock	(114,527)	(1)	(56,688)	—	(1,729)	—	—	(1,730)	—	(1,730)
Transfers from redeemable common stock	—	—	—	—	1,597	—	—	1,597	—	1,597
Other offering costs	—	—	—	—	(15)	—	—	(15)	—	(15)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	10	10
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(200)	(200)
Balance, June 30, 2020	17,841,219	$178	12,222,529	$123	$266,298	$(101,150)	$—	$165,449	$6,688	$172,137

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	18,103,437	$181	12,208,242	$122	$266,339	$(73,461)	$89	$193,270	$11,168	$204,438
Net loss	—	—	—	—	—	(4,120)	—	(4,120)	(771)	(4,891)
Other comprehensive loss	—	—	—	—	—	—	(89)	(89)	—	(89)
Issuance of common stock	73,549	1	65,825	1	1,345	—	—	1,347	—	1,347
Redemptions of common stock	(251,212)	(3)	(35,977)	—	(2,730)	—	—	(2,733)	—	(2,733)
Transfers from redeemable common stock	—	—	—	—	1,366	—	—	1,366	—	1,366
Distributions declared	—	—	—	—	—	(1,930)	—	(1,930)	—	(1,930)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	210	210
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(100)	(100)
Balance, June 30, 2019	17,925,774	$179	12,238,090	$123	$266,320	$(79,511)	$—	$187,111	$10,507	$197,618

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(17,902)	$(4,891)
Adjustment to reconcile net loss to net cash used in operating activities
Equity in income of unconsolidated entity	—	(2,800)
Depreciation and amortization	9,805	10,181
Loss (gain) on real estate equity securities	4,618	(1,335)
Deferred rents	(357)	(233)
Amortization of above- and below-market leases, net	(1,008)	(1,373)
Amortization of deferred financing costs	1,020	807
Foreign currency translation gain	—	(64)
Unrealized gain on derivative instruments	(9)	(71)
Changes in operating assets and liabilities:
Rents and other receivables	(205)	(217)
Prepaid expenses and other assets	(674)	(647)
Accounts payable and accrued liabilities	307	(222)
Due to affiliates	414	15
Other liabilities	152	638
Net cash used in operating activities	(3,839)	(212)
Cash Flows from Investing Activities:
Improvements to real estate	(4,931)	(6,578)
Investment in real estate securities	(4,049)	(4)
Investment in unconsolidated entities	(143)	—
Proceeds from the sale of real estate equity securities	758	—
Distribution of capital from unconsolidated entities	383	5,104
Proceeds from termination of derivative instruments	—	145
Net cash used in investing activities	(7,982)	(1,333)
Cash Flows from Financing Activities:
Proceeds from notes payable	1,560	3,779
Principal payments on notes payable	(348)	(4,690)
Payments of deferred financing costs	(41)	(249)
Other financing proceeds	1,710	—
Principal payments on finance lease obligations	(251)	(196)
Payments to redeem common stock	(1,730)	(2,733)
Distributions paid	(107)	(826)
Payments of other offering costs	(15)	—
Noncontrolling interest contributions	10	210
Distributions to noncontrolling interest	(200)	(100)
Net cash provided by (used in) financing activities	588	(4,805)
Net decrease in cash, cash equivalents and restricted cash	(11,233)	(6,350)
Cash, cash equivalents and restricted cash, beginning of period	23,476	26,858
Cash, cash equivalents and restricted cash, end of period	$12,243	$20,508
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $68 and $0 for the six months ended June 30, 2020 and 2019, respectively	$6,785	$9,029
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$135	$1,347
Foreign currency translation loss on investment in unconsolidated entity	$—	$(25)
Redemption payable	$621	$1,662
Accrued improvements to real estate	$1,240	$2,272
Distributions payable	$—	$241
Construction cost payable	$—	$14

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
The Company has invested in and manages a portfolio of opportunistic real estate, real estate equity securities and other real estate-related investments located in the United States and Europe. As of June 30, 2020, the Company had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and two investments in real estate equity securities. Additionally, as of June 30, 2020, the Company had entered into a consolidated joint venture to develop one office/retail property.
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
June 30, 2020
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
The Company sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $228.6 million. As of June 30, 2020, the Company had sold 730,193 and 340,127 shares of Class A and Class T common stock, respectively, under its dividend reinvestment plan for aggregate gross offering proceeds of $10.0 million. Also, as of June 30, 2020, the Company had redeemed 833,490 and 164,618 shares of Class A and Class T common stock, respectively, for $9.2 million.
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
June 30, 2020
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Redeemable Common Stock
The Company limits the dollar value of shares that may be redeemed under the share redemption program. During the six months ended June 30, 2020, the Company had redeemed $1.7 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the June 2020 redemption date, except for 1,037,033 shares totaling $10.5 million due to the limitations under the share redemption program. The Company recorded $0.6 million and $2.2 million of redeemable common stock payable on the Company’s balance sheet as of June 30, 2020 and December 31, 2019, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the fourth amended and restated share redemption program, the Company has $0.5 million available for redemptions in the remainder of 2020, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations under the share redemption program. Effective beginning with the month of February 2020, the Company suspended redemptions requested under the share redemption program not in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until the Company and POSOR I file with the SEC a registration statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the proposed merger, and (b) all other redemptions under the share redemption program until after the Merger closes. The Form S-4 was filed on June 15, 2020 with the SEC.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding for each class of share outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were 0 potentially dilutive securities outstanding during the three and six months ended June 30, 2020 and 2019. For the purpose of determining the weighted-average number of shares outstanding, stock dividends issued are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
Cash distributions declared per share of Class A and Class T common stock were $0.02397501 and $0.0639334 for the three and six months ended June 30, 2019. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2019 through June 2019. There were no distributions declared for the three and six months ended June 30, 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
The Company’s calculated earnings per share for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(6,341)	$(2,585)	$(16,811)	$(4,120)
Less: Class A Common Stock cash distributions declared	—	430	—	1,148
Less: Class T Common Stock cash distributions declared	—	294	—	782
Undistributed net loss attributable to common stockholders	$(6,341)	$(3,309)	$(16,811)	$(6,050)
Class A Common Stock:
Undistributed net loss attributable to common stockholders	$(3,763)	$(1,967)	$(9,978)	$(3,599)
Class A Common Stock cash distributions declared	—	430	—	1,148
Net loss attributable to Class A common stockholders	$(3,763)	$(1,537)	$(9,978)	$(2,451)
Net loss per common share, basic and diluted	$(0.21)	$(0.09)	$(0.56)	$(0.14)
Weighted-average number of common shares outstanding, basic and diluted	17,842,289	17,930,156	17,860,958	17,955,331
Class T Common Stock:
Undistributed net loss attributable to common stockholders	$(2,578)	$(1,342)	$(6,833)	$(2,451)
Class T Common Stock cash distributions declared	—	294	—	782
Net loss attributable to Class T common stockholders	$(2,578)	$(1,048)	$(6,833)	$(1,669)
Net loss per common share, basic and diluted	$(0.21)	$(0.09)	$(0.56)	$(0.14)
Weighted-average number of common shares outstanding, basic and diluted	12,222,534	12,230,499	12,231,843	12,221,952

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
June 30, 2020
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
In April 2020, the FASB issued a FASB Staff Q&A related to Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Topic 842 Q&A”) which focused on the application of lease guidance for concessions related to the effects of the COVID-19 pandemic. In this Q&A document, the FASB staff will allow entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases (“Topic 842”) as though enforceable rights and obligations for those qualifying concessions existed. The Company did not have any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of June 30, 2020 or consolidated statement of operations for the six months ended June 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
3. REAL ESTATE
As of June 30, 2020, the Company’s real estate portfolio was composed of two hotel properties, three office properties and one apartment building. In addition, as of June 30, 2020, the Company has entered into a consolidated joint venture to develop one office/retail property. The following table summarizes the Company’s real estate as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Land	$102,288	$102,288
Buildings and improvements	432,796	427,696
Tenant origination and absorption costs	13,425	15,422
Total real estate, cost and net of impairment charges	548,509	545,406
Accumulated depreciation and amortization	(59,129)	(51,723)
Total real estate, net	$489,380	$493,683

The following table provides summary information regarding the Company’s real estate as of June 30, 2020 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements (1)	Tenant Origination and Absorption	Total Real Estate, at Cost and Net of Impairment Charges	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Springmaid Beach Resort	12/30/2014	Myrtle Beach	SC	Hotel	$27,438	$40,458	$—	$67,896	$(11,804)	$56,092	90.0%
Q&C Hotel	12/17/2015	New Orleans	LA	Hotel	1,232	53,323	—	54,555	(9,446)	45,109	90.0%
Lincoln Court	05/20/2016	Campbell	CA	Office	14,706	36,067	1,069	51,842	(5,493)	46,349	100.0%
Lofts at NoHo Commons	11/16/2016	North Hollywood	CA	Apartment	26,222	82,057	—	108,279	(7,950)	100,329	90.0%
210 West 31st Street (2)	12/01/2016	New York	NY	Office/Retail	—	55,269	—	55,269	—	55,269	80.0%
Oakland City Center	08/18/2017	Oakland	CA	Office	22,150	143,462	9,556	175,168	(20,118)	155,050	100.0%
Madison Square (3)	10/03/2017	Phoenix	AZ	Office	10,540	22,160	2,800	35,500	(4,318)	31,182	90.0%
					$102,288	$432,796	$13,425	$548,509	$(59,129)	$489,380
_____________________
(1) Building and improvements includes construction costs for the Company’s project that was under development.
(2) The Company acquired the rights to a leasehold interest with respect to this property, which was accounted for as a finance lease. The Company applied a 6.1% discount rate to the finance lease and the lease expires on January 31, 2114. As of June 30, 2020, the finance lease right-of-use asset had a carrying value of $6.8 million included in building and improvements. No depreciation or amortization was recorded to this property as of June 30, 2020.
(3) The Company acquired the rights to a leasehold interest with respect to the land at this property, which was accounted for as a finance lease. The Company applied a 5.4% discount rate to the finance lease and as of June 30, 2020, the finance lease had a weighted average remaining lease term of 2.3 years. As of June 30, 2020, the finance lease right-of-use asset had a carrying value of $1.9 million included in land.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Office Properties
As of June 30, 2020, the Company owned three office properties encompassing in the aggregate 806,960 rentable square feet which were 69% occupied. The following table provides detailed information regarding the Company’s office revenues and expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Office revenues:
Rental income	$6,734	$7,007	$13,604	$13,919
Other income	201	187	427	392
Office revenues	$6,935	$7,194	$14,031	$14,311

Office expenses:
Operating, maintenance, and management	$2,144	$2,338	$4,418	$4,663
Real estate taxes and insurance	1,093	1,089	2,193	2,161
Office expenses	$3,237	$3,427	$6,611	$6,824

Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2020, the leases had remaining terms, excluding options to extend, of up to 10.3 years with a weighted-average remaining term of 3.3 years. Some of the leases may have provisions to extend the term of the lease, options for early termination for all or a part of the leased premises after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to office tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.0 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively.
During the three and six months ended June 30, 2020, the Company recognized deferred rent from tenants of $0.1 million and $0.3 million, respectively, net of lease incentive amortization. During the three and six months ended June 30, 2019, the Company recognized deferred rent from tenants of $0.1 million and $0.2 million, respectively, net of lease incentive amortization. As of June 30, 2020 and December 31, 2019, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $3.9 million and $2.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.1 million and $0.2 million of unamortized lease incentives as of June 30, 2020 and December 31, 2019, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
As of June 30, 2020, the future minimum rental income from the Company’s office properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2020 through December 31, 2020	$11,061
2021	20,153
2022	16,403
2023	13,304
2024	10,827
Thereafter	33,323
$105,071

As of June 30, 2020, the Company’s commercial real estate properties were leased to approximately 80 tenants over a diverse range of industries and geographic areas. As of June 30, 2020, the highest tenant industry concentrations (greater than 10% of annualized base rent) in the Company’s portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	13	$4,547	21.2%
Public Administration	6	3,219	15.0%
Professional, Scientific, and Technical Services	11	2,961	13.8%
		$10,727	50.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During six months ended June 30, 2020, the Company recorded a $45,000 adjustment to office revenues for lease payments deemed not probable of collection. There were no adjustments during the three months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company recorded bad debt recovery of $31,000 and $0.1 million, respectively, which were included in office expenses in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Hotel Properties
As of June 30, 2020, the Company owned two hotel properties. The following table provides detailed information regarding the Company’s hotel revenues and expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Hotel revenues:
Room	$1,908	$7,590	$4,862	12,055
Food, beverage and convention services	233	1,679	834	2,552
Campground	256	280	511	551
Other	211	518	480	889
Hotel revenues	$2,608	$10,067	$6,687	$16,047

Hotel expenses:
Room	$608	$1,680	$1,698	3,004
Food, beverage and convention services	262	1,164	887	1,940
General and administrative	337	708	1,142	1,494
Sales and marketing	291	912	830	1,606
Repairs and maintenance	335	526	797	1,092
Utilities	214	224	508	485
Property taxes and insurance	519	435	1,108	873
Other	162	487	416	817
Hotel expenses	$2,728	$6,136	$7,386	$11,311
On March 31, 2020, both hotels were temporarily closed due to COVID-19 (Coronavirus) and the Springmaid Beach Resort reopened on May 1, 2020. The Company is unable to predict when the Q&C Hotel will resume operations. The extent of the effects of the COVID-19 pandemic on the Company’s business and the hotel industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, governmental response, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.
Contract liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of advanced deposits and are included in other liabilities in the accompanying consolidated balance sheets, as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Contract liability	$459	$500
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$267	$281

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Apartment Property
As of June 30, 2020, the Company owned one apartment property with 292 units which was 88% occupied. The following table provides detailed information regarding the Company’s apartment revenues and expenses for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Apartment revenues:
Rental income	$1,807	$1,829	$3,635	$3,659
Other income	209	141	438	306
Apartment revenues	$2,016	$1,970	$4,073	$3,965

Apartment expenses:
Operating, maintenance, and management	$431	$544	$875	$1,080
Real estate taxes and insurance	343	339	709	700
Apartment expenses	$774	$883	$1,584	$1,780

Geographic Concentration Risk
As of June 30, 2020, the Company’s real estate investments in California represented 57.2% of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2020 and December 31, 2019, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Cost	$13,425	$15,422	$72	$72	$(8,962)	$(10,802)
Accumulated Amortization	(7,349)	(7,954)	(34)	(28)	5,299	6,125
Net Amount	$6,076	$7,468	$38	$44	$(3,663)	$(4,677)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Amortization	$(673)	$(888)	$(3)	$(4)	$472	$679

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Amortization	$(1,393)	$(1,831)	$(6)	$(9)	$1,014	$1,382

As of June 30, 2020 and December 31, 2019, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.2 million. As of June 30, 2020, the housing subsidy intangible asset has a remaining amortization period of 28.1 years. During each of the three months ended June 30, 2020 and 2019, the Company recorded amortization expense of $20,000 related to the housing subsidy intangible asset. During each of the six months ended June 30, 2020 and 2019, the Company recorded amortization expense of $40,000 related to the housing subsidy intangible asset.
Additionally, as of June 30, 2020 and December 31, 2019, the Company had recorded property tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $1.7 million and $1.8 million, respectively. As of June 30, 2020, the property tax abatement intangible assets have a weighted-average remaining amortization period of 3.3 years. During each of the three months ended June 30, 2020 and 2019, the Company recorded amortization expense of $0.1 million related to the property tax abatement intangible assets. During each of the six months ended June 30, 2020 and 2019, the Company recorded amortization expense $0.2 million related to the property tax abatement intangible assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
5. REAL ESTATE EQUITY SECURITIES
The Company’s real estate equity securities are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses on real estate equity securities are recognized in earnings. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
Real Estate Equity Securities	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Franklin Street Properties Corp.	1,580,713	$8,046	1,160,591	$9,934
Plymouth Industrial REIT, Inc.	43,829	561	—	—
	1,624,542	$8,607	1,160,591	$9,934

During the six months ended June 30, 2020, the Company purchased 92,931 shares of common stock of Plymouth Industrial REIT, Inc. (NYSE Ticker: PLYM) for an aggregate purchase price of $1.3 million and also purchased 420,122 shares of Franklin Street Properties Corp. (NYSE Ticker: FSP) for an aggregate purchase price of $2.8 million. During the six months ended June 30, 2020, the Company sold 49,102 shares of PLYM for an aggregate sales price of $0.8 million.
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) gain recognized during the period on real estate equity securities	$(728)	$221	$(4,618)	$1,335
Less net gain recognized during the period on real estate equity securities sold during the period	(67)	—	(67)	—
Unrealized (loss) gain recognized during the reporting period on real estate equity securities held at the end of the period	$(795)	$221	$(4,685)	$1,335

During the three and six months ended June 30, 2020, the Company recognized $0.2 million and $0.3 million of dividend income from real estate equity securities, respectively. During the three and six months ended June 30, 2019, the Company recognized $0.1 million and $0.2 million of dividend income from real estate equity securities, respectively.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
During the year ended December 31, 2019, STAM completed the liquidation of the portfolio and the Company recognized $2.8 million of equity in income of unconsolidated entity with respect to this investment. During the six months ended June 30, 2020, the Company received a distribution of €0.4 million or $0.4 million and as of June 30, 2020, the Company’s investment in the STAM investment was $0.1 million.
On December 31, 2019, the Company acquired 13 Class A Units for $2.9 million in Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”). As of June 30, 2020, Pacific Oak Opportunity Zone Fund I consolidated two joint ventures with real estate under development. As of June 30, 2020, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $3.0 million as of June 30, 2020.

7. NOTES PAYABLE
As of June 30, 2020 and December 31, 2019, the Company’s notes payable consisted of the following (in thousands):

	Book Value as of June 30, 2020	Book Value as of December 31, 2019	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Springmaid Beach Resort Mortgage Loan (2)	$56,461	$56,536	One-month LIBOR + 2.25% (2)	5.75%	Principal & Interest	08/10/2022
Q&C Hotel Mortgage Loan	25,000	25,000	One-month LIBOR + 2.50% (3)	4.50%	Principal & Interest (3)	12/23/2022
Lincoln Court Mortgage Loan	34,615	34,615	One-month LIBOR + 1.75%	1.91%	Interest Only	12/01/2020
Lofts at NoHo Commons Mortgage Loan (4)	73,862	73,862	One-month LIBOR + 2.18% (4)	3.93%	Interest Only	09/09/2021
210 West 31st Street Mortgage Loan	20,000	20,000	One-month LIBOR + 3.00%	3.16%	Interest Only	12/16/2020
Oakland City Center Mortgage Loan (5)	97,112	95,989	One-month LIBOR + 1.75%	1.91%	Interest Only	09/01/2022
Madison Square Mortgage Loan (6)	23,757	23,593	One-month LIBOR + 4.05% (6)	5.05%	Interest Only	10/09/2020
Total notes payable principal outstanding	330,807	329,595
Deferred financing costs, net	(2,621)	(3,600)
Total notes payable, net	$328,186	$325,995
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2020. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2020 (consisting of the contractual interest rate, contractual floor rates and the effects of interest rate caps, if applicable), using interest rate indices at June 30, 2020, where applicable.
(2) As of June 30, 2020, $57.3 million had been disbursed to the Company and up to $9.7 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents. The interest rate is variable at the higher of one-month LIBOR + 2.25% or 5.75%.
(3) The interest rate is variable at the higher of one-month LIBOR + 2.5% or 4.5%. Principal payments will commence on January 1, 2022.
(4) As of June 30, 2020, $73.9 million had been disbursed to the Company and up to $2.1 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The LIBOR rate is variable at the higher of one-month LIBOR or 1.75%.
(5) As of June 30, 2020, $97.1 million had been disbursed to the Company and up to $6.3 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning October 1, 2020, monthly payments will include principal and interest with principal payments of $110,000 or, in the event the Company repays any principal of the loan amount, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%, subject to certain terms and conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
(6) As of June 30, 2020, $23.8 million had been disbursed to the Company and up to $10.3 million is available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents. The Madison Square Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%.
The Company plans to refinance or utilize available extension options for notes payable with maturities through the second quarter of 2021. There can be no assurance that the Company will be able to refinance or utilize extension options.
During the three and six months ended June 30, 2020, the Company incurred $3.7 million and $7.9 million, respectively, of interest expense. Included in interest expense was: (i) the amortization of deferred financing costs of $0.5 million and $1.0 million for the three and six months ended June 30, 2020, respectively, (ii) an unrealized loss of $4,000 and an unrealized gain of $9,000 interest rate cap agreements for the three and six months ended June 30, 2020, respectively, and (iii) $0.2 million and $0.3 million of interest on finance leases for the three and six months ended June 30, 2020, respectively. Additionally, during the three and six months ended June 30, 2020, the Company capitalized $32,000 and $68,000, respectively, of interest related to an investment in unconsolidated entity. During the three and six months ended June 30, 2019, the Company incurred $5.0 million and $10.0 million, respectively, of interest expense. Included in interest expense was: (i) the amortization of deferred financing costs of $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively, (ii) an unrealized loss of $6,000 on interest rate cap agreements for the six months ended June 30, 2019 and (iii) $0.2 million and $0.3 million of interest on finance leases for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company’s interest payable was $0.9 million and $0.8 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2020 (in thousands):

July 1, 2020 through December 31, 2020	$78,702
2021	76,226
2022	175,879
$330,807

The Company’s notes payable contain financial and non-financial debt covenants. As of June 30, 2020, the Company was in compliance with all debt covenants, except that the borrower under the Madison Square Mortgage Loan was out of debt yield compliance. Such non-compliance does not constitute an event of default under the loan agreement. As a result of such non-compliance, the Company is required to maintain an interest shortfall reserve.
On May 8, 2020, the Company was granted a loan payment deferral on the Springmaid Beach Resort mortgage loan. The Company may defer one-half of the monthly interest due and the deferred interest will be compounded during the deferral period of April 2020 through October 2020. In addition, the deferral includes deferring the monthly principal payments of the loan until March 2021, at which time all deferred interest and principal will be due. On May 15, 2020, the Company was granted a loan payment deferral on the Q&C Hotel mortgage loan. The Company may defer monthly principal and interest payments for up to 90 days, beginning on May 1, 2020. The deferred interest will be compounded during the deferral period and will be due on the loan maturity date. All other loan requirements remain the same.

8. FAIR VALUE DISCLOSURES
The following were the face value, carrying amount and fair value of the Company’s financial instruments as of June 30, 2020 and December 31, 2019, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liability (Level 3):
Notes payable	$330,807	$328,186	$327,350	$329,595	$325,995	$330,687

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
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
As of June 30, 2020, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$8,607	$8,607	$—	$—
Asset derivatives - interest rate caps	$10	$—	$10	$—

As of December 31, 2019, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$9,934	$9,934	$—	$—

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
In addition, along with Charles J. Schreiber, Jr., Keith D. Hall and Peter McMillan III control and indirectly own KBS Holdings LLC (“KBS Holdings”), the Company’s sponsor prior to November 1, 2019. KBS Holdings is the sole owner of KBS Capital Advisors, the Company’s advisor prior to November 1, 2019, and KBS Capital Markets Group LLC, the entity that acted as the dealer manager of the Company’s now-terminated primary initial public offering.
From the Company’s inception through October 31, 2019, KBS Capital Advisors provided day-to-day management of the Company’s business. The advisory agreement with KBS Capital Advisors terminated on October 31, 2019, and the Company hired the Advisor under substantially the same terms on November 1, 2019. The advisory agreement with the Advisor has a one year term subject to an unlimited number of successive one year renewals upon the mutual consent of the parties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2020 and 2019, respectively, and any related amounts payable as of June 30, 2020 and December 31, 2019 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2020	December 31, 2019
	2020	2019	2020	2019
Expensed
Asset management fees	$1,053	$1,062	$2,096	$2,111	$1,034	$620
Reimbursable operating expenses (1)	—	92	72	194	—	—
Capitalized
Acquisition fees on real estate equity securities	—	—	71	—	—	—
Acquisition fee on investment in unconsolidated entities	46	—	46	—	—	29
	$1,099	$1,154	$2,285	$2,305	$1,034	$649
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cyber-security related expenses incurred by the applicable advisor under the applicable advisory agreement. The Company has reimbursed the applicable advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively and were the only employee costs reimbursed under the applicable advisory agreement over the shown periods. There were no employee cost reimbursements during 2020. In the future, the Advisor may seek reimbursement for certain other employee costs under the Advisory Agreement. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimbursed the applicable advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the applicable advisor on behalf of the Company.
Insurance.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc. ("KBS REIT I"), KBS Real Estate Investment Trust II, Inc. ("KBS REIT II"), KBS Real Estate Investment Trust, Inc. ("KBS REIT III"), KBS Legacy Partners Apartment REIT, Inc. ("KBS Legacy Partners Apartment REIT"), POSOR I, the Dealer Manager, KBS Capital Advisors and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers was allocated by KBS Capital Advisors and its insurance broker among each of the various entities covered by the program, and was billed directly to each entity. In June 2015, KBS Growth & Income REIT, Inc. ("KBS Growth & Income REIT") was added to the insurance program at terms similar to those described above. At renewal in June 2018, the Company, along with POSOR I and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The Company, together with POSOR I, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is or was allocated by the Company’s applicable advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Pacific Oak Opportunity Zone Fund I.
On December 31, 2019, the Company made a $2.9 million investment in the Pacific Oak Opportunity Zone Fund I. Pacific Oak Opportunity Zone Fund I is sponsored by Pacific Oak Holding. Pacific Oak Capital Advisors is entitled to certain fees in connection with the fund. The fund will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on our proportionate share of the investment. Pacific Oak Holding is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s $2.9 million investment. In addition, a side letter agreement between the Advisor and Pacific Oak Opportunity Zone Fund I was executed on February 2, 2020 and stipulates that any asset management fees allocable to the Company and waived by the Advisor for Pacific Oak Opportunity Zone Fund I shall be distributed to the Company. During the six months ended June 30, 2020, the Company received $26,000 related to this agreement.

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
June 30, 2020
(unaudited)
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
During the three and six months ended June 30, 2020, the Company incurred $72,000 and $0.1 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2019, the Company incurred $0.2 million and $0.3 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations. On March 31, 2020, the Springmaid Beach Resort temporarily closed due to COVID-19 (Coronavirus) and reopened on May 1, 2020.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the six months ended June 30, 2020, the Company incurred $0.1 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2019, the Company incurred $0.1 million and $0.2 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three and six months ended June 30, 2020, the Company incurred $0.1 million and $0.2 million, respectively, of fees related to the Marriott franchise agreement. During the three and six months ended June 30, 2019, the Company incurred $0.2 million and $0.4 million, respectively, of fees related to the Marriott franchise agreement. On March 31, 2020, the Q&C Hotel temporarily closed due to COVID-19 (Coronavirus). The Company is unable to predict when Q&C Hotel will resume their operations.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Lease Obligations
As of June 30, 2020, the Company had leasehold interests expiring on various expiration dates between 2023 and 2114. Future minimum lease payments owed by the Company under the finance leases as of June 30, 2020 are as follows (in thousands):

July 1, 2020 through December 31, 2020	$240
2021	735
2022	935
2023	525
2024	360
Thereafter	52,956
Total expected minimum lease liabilities	55,751
Less: Amount representing interest (1)	(47,765)
Present value of net minimum lease payments (2)	$7,986
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments are presented in other liabilities in the accompanying consolidated balance sheets.
Paycheck Protection Program
On April 27, 2020 and May 6, 2020, the Company, through wholly owned subsidiaries of joint ventures, entered into Paycheck Protection Program Promissory Notes for the Springmaid Beach Resort and Q&C Hotel (the “PPP Notes”) and received funding of $1.3 million and $0.4 million, respectively. In accordance with the original requirements of the CARES Act, at least 75% of the proceeds used to date have been used to pay eligible payroll costs. Under the original requirements of the CARES Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable eight-week period or restored by June 30, 2020. Any forgiveness of the loan will be subject to approval by the U.S. Small Business Administration (the “SBA”) and will require the Company to apply for such treatment in the future. On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “PPP Flexibility Act”) was signed into law, extending the loan forgiveness period from 8 weeks to 24 weeks after loan origination, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years. While the Company may apply for forgiveness of the PPP Notes in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Notes will be forgiven. As of June 30, 2020, the PPP Notes balance was $1.7 million and recorded in other liabilities in the accompanying consolidated balance sheet.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2020. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
•We face potential further business disruptions due to the recent global outbreak of COVID-19 (Coronavirus). The virus has significantly disrupted economic markets and impacted commercial activity worldwide, including the US, and the prolonged economic impact is uncertain. In addition to on-going or worsening impact on our hotel operations, tenants and potential tenants of the other properties we own could be adversely affected by the disruption to business caused by the virus.
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
All forward-looking statements should be read in light of the risks identified herein in Part II, Item 1A “Risk Factors” and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, each as filed with the Securities and Exchange Commission (the “SEC”).

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
We have used substantially all of the net proceeds from our offerings to invest in and manage a portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments located in the United States and Europe. As of June 30, 2020, we had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and two investments in real estate equity securities. Additionally, as of June 30, 2020, we had entered into a consolidated joint venture to develop one office/retail property.
We sold 11,977,758 and 11,537,701 shares of Class A and Class T common stock, respectively, for aggregate gross offering proceeds of $228.6 million in our initial public primary offering. As of June 30, 2020, we had sold 730,193 and 340,127 shares of Class A and Class T common stock, respectively, under our dividend reinvestment plan for aggregate gross offering proceeds of $10.0 million. Also as of June 30, 2020, we had redeemed 833,490 and 164,618 shares of Class A and Class T common stock, respectively, for $9.2 million.
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
During the first and second quarter of 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. While our current analyses did not result in any material adjustments to amounts as of and during the six months ended June 30, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: the duration and scope of the pandemic; the pandemic’s impact on current and future economic activity; and the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
On April 27, 2020 and May 6, 2020, we, through wholly owned subsidiaries of joint ventures, entered into Paycheck Protection Program Promissory Notes for the Springmaid Beach Resort and Q&C Hotel (the “PPP Notes”) and received funding of $1.3 million and $0.4 million, respectively. In accordance with the original requirements of the CARES Act, at least 75% of the proceeds used to date have been used to pay eligible payroll costs. Under the original requirements of the CARES Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable eight-week period or restored by June 30, 2020. Any forgiveness of the loan will be subject to approval by the U.S. Small Business Administration (the “SBA”) and will require us to apply for such treatment in the future. On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “PPP Flexibility Act”) was signed into law, extending the loan forgiveness period from 8 weeks to 24 weeks after loan origination, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years. While we may apply for forgiveness of the PPP Notes in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Notes will be forgiven.
As of June 30, 2020, we had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and two investments in real estate equity securities. Additionally, as of June 30, 2020, we had entered into a consolidated joint venture to develop one office/retail property.
Our office and apartment properties generate cash flow in the form of rental revenues, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from office and apartment properties is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2020, we owned three office properties that were 69% occupied and one apartment property that was 88% occupied. As of July 2020, we collected 99.1% of total charged rent for the month of June.
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the six months ended June 30, 2020 and 2019:

Property (1)	Number of Rooms	Percentage Occupied for the Six Months Ended June 30,		Average Daily Rate for the Six Months Ended June 30,		Average Revenue per Available Room for the Six Months Ended June 30,
		2020	2019	2020	2019	2020	2019
Springmaid Beach Resort	453	35.2%	63.2%	$124.90	$137.19	$43.95	$86.69
Q&C Hotel	196	58.8%	79.3%	$174.72	$175.32	$105.16	$139.46
_____________________
(1) On March 31, 2020, both hotels were temporarily closed due to COVID-19. As such, the hotels experienced lower than normal occupancy rates during the months prior to the lockdown. In addition, the rooms that were unavailable during the closure were excluded from percentage occupied and average revenue per available room calculations. The Springmaid Beach Resort subsequently reopened on May 1, 2020. We are unable to predict when the Q&C Hotel will resume operations.
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of June 30, 2020, we had an investment in real estate equity securities outstanding with a total book value of $8.6 million.
As of June 30, 2020, we had mortgage debt obligations in the aggregate principal amount of $330.8 million, with a weighted-average remaining term of 1.5 years. As of June 30, 2020, an aggregate amount of $45.6 million was available under our mortgage loans for future disbursements to be used for capital improvement costs, tenant improvement costs, leasing commissions and expenses and operating/interest shortfall, subject to certain terms and conditions contained in the loan documents. As of June 30, 2020, we had a total of $79.9 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.

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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2020 did not exceed the charter imposed limitation.
Cash Flows from Operating Activities
We commenced operations on September 4, 2014 in connection with our first investment. As of June 30, 2020, we had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and two investments in real estate equity securities. Additionally, as of June 30, 2020, we had entered into a consolidated joint venture to develop one office/retail property. During the six months ended June 30, 2020, net cash used in operating activities was $3.8 million. We expect that our cash flows from operating activities will generally increase in future periods as a result of leasing additional space that is currently unoccupied and temporarily decrease due to the temporary closure of the Q&C Hotel.
Cash Flows from Investing Activities
Net cash used in investing activities was $8.0 million for the six months ended June 30, 2020 and primarily consisted of the following:
•$4.9 million of improvements to real estate;
•$4.0 million of investment in real estate securities;
•$0.8 million of proceeds from sale of equity securities; and
•$0.4 million of distribution of capital from unconsolidated entities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2020 and primarily consisted of the following:
•$1.7 million of cash used for redemptions of common stock;
•$1.7 million of cash from other financing proceeds;
•$1.3 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $1.6 million and partially offset by principal payments on notes payable of $0.3 million and payment of deferred financing costs of $41,000;

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•$0.3 million of payments on finance lease obligations;
•$0.2 million of distribution to noncontrolling interest; and
•$0.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.1 million.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. We expect our debt financing will be 60% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2020, our borrowings and other liabilities were approximately 60% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2020 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$330,807	$78,702	$252,105	$—	$—
Interest payments on outstanding debt obligations (2)	18,813	5,674	13,139	—	—
Finance lease liabilities	55,751	240	1,670	885	52,956
_____________________
(1) Amounts include principal payments only and do not include funds received from the Paycheck Protection Program of $1.7 million.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2020. We incurred interest expense of $6.9 million, excluding amortization of deferred financing costs of $1.0 million for the six months ended June 30, 2020.

Results of Operations
Overview
As of June 30, 2019, we had invested in two hotel properties, four office properties, one apartment building, an investment in an unconsolidated entity and an investment in real estate equity securities.  As of June 30, 2020, we had invested in two hotel properties, three office properties, one apartment building, two investments in unconsolidated entities and two investment in real estate equity securities. Additionally, as of June 30, 2019 and 2020, we had entered into a consolidated joint venture to develop one office/retail property. We funded the acquisitions of these investments with proceeds from our terminated offerings and debt financing. Our results of operations for the three and six months ended June 30, 2020 are not indicative of those in future periods as we expect that our revenue and expenses related to our portfolio will increase in future periods as the occupancies at our properties stabilize as discussed below. Our investment objectives include acquiring properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.  As of June 30, 2020, the occupancy in our properties has not been stabilized. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and improving our properties but decrease due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended June 30, 2020 versus the three months ended June 30, 2019
The following table provides summary information about our results of operations for the three months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2020	2019
Office revenues	$6,935	$7,194	$(259)	(4)%	$(384)	$125
Hotel revenues	2,608	10,067	(7,459)	(74)%	—	(7,459)
Apartment revenues	2,016	1,970	46	2%	—	46
Dividend income from real estate equity securities	151	105	46	44%	46	—
Office expenses	3,237	3,427	(190)	(6)%	(124)	(66)
Hotel expenses	2,728	6,136	(3,408)	(56)%	—	(3,408)
Apartment expenses	774	883	(109)	(12)%	—	(109)
Asset management fees to affiliate	1,053	1,062	(9)	(1)%	(31)	22
General and administrative expenses	1,434	768	666	87%	n/a	n/a
Depreciation and amortization	4,909	5,107	(198)	(4)%	(165)	(33)
Interest expense	3,738	5,027	(1,289)	(26)%	(109)	(1,180)
Other interest income	1	48	(47)	(98)%	n/a	n/a
Other income	26	—	26	100%	n/a	n/a
(Loss) gain on real estate equity securities	(728)	221	(949)	(429)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 related to real estate-related investments acquired or disposed on or after April 1, 2019.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Office revenues decreased from $7.2 million for the three months ended June 30, 2019 to $6.9 million for the three months ended June 30, 2020, primarily due to the disposition of 2200 Paseo Verde on November 4, 2019. The occupancy rate of our office properties, collectively, held throughout both periods remained consistent at 69% and 70% as of June 30, 2020 and 2019, respectively. We expect office revenues to vary in future periods based on occupancy and rental rates of our office properties.
Hotel revenues decreased from $10.1 million for the three months ended June 30, 2019 to $2.6 million for the three months ended June 30, 2020, primarily due to the COVID-19 pandemic and the temporary closure of both hotels on March 31, 2020, with only the Springmaid Beach Resort being reopened on May 1, 2020. The occupancy rate for the Springmaid Beach Resort decreased from 83.8% for the three months ended June 30, 2019 to 43.2% for the three months ended June 30, 2020. The occupancy rate for the Q&C Hotel decreased from 75.7% for the three months ended June 30, 2019 to zero for the three months ended June 30, 2020 due to the closure of the hotel. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Apartment revenues remained consistent at $2.0 million for both of the three months ended June 30, 2020 and 2019. We expect apartment revenues to vary in future periods depending on occupancy and rental rates.
Dividend income from real estate equity securities increased from $0.1 million for the three months ended June 30, 2019 to $0.2 million for the three months ended June 30, 2020 due to the acquisition of real estate equity securities. We expect dividend income from real estate equity securities to vary in future periods as a result of declaration of dividends and to the extent we buy or sell any securities.
Office expenses decreased from $3.4 million for the three months ended June 30, 2019 to $3.2 million for the three months ended June 30, 2020, primarily due to the disposition of 2200 Paseo Verde.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Hotel expenses decreased from $6.1 million for the three months ended June 30, 2019 to $2.7 million for the three months ended June 30, 2020, primarily due to the COVID-19 pandemic and the temporary closure of both hotels on March 31, 2020, with only the Springmaid Beach Resort being reopened on May 1, 2020. As a result, we, in conjunction with our third-party managers, materially reduced operating expenses to preserve liquidity by implementing stringent operational cost containment measures, including significantly reduced staffing levels, limited food and beverage offerings, elimination of non-essential hotel services and the temporary closure of unoccupied floors. We expect total expenses to vary in future periods based on occupancy rates.
Apartment expenses decreased from $0.9 million for the three months ended June 30, 2019 to $0.8 million for the three months ended June 30, 2020.
Asset management fees to affiliate remained consistent at $1.0 million for each of the three months ended June 30, 2020 and 2019. We expect asset management fees to increase in future periods as a result of any additional improvements we make to our properties. Approximately $1.0 million of asset management fees incurred were payable as of June 30, 2020.
General and administrative expenses increased from $0.8 million for the three months ended June 30, 2019 to $1.4 million for the three months ended June 30, 2020, primarily due to increase legal fees related to the Merger. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses decrease from $5.1 million for the three months ended June 30, 2019 to $4.9 million for the three months ended June 30, 2020, primarily due to the disposition of 2200 Paseo Verde. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs, real estate dispositions and increase as a result of improvements to real estate and real estate acquisitions.
Interest expense decreased from $5.0 million for the three months ended June 30, 2019 to $3.7 million for the three months ended June 30, 2020, primarily due to decrease in one-month LIBOR rates, pay-off of the 2200 Paseo Verde loan and partially offset by the increase in total borrowing.
Gain on real estate equity securities was $0.2 million during the three months ended June 30, 2019. Loss on real estate equity securities was $0.7 million during the three months ended June 30, 2020. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in the share price of our investment in real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the six months ended June 30, 2020 versus the six months ended June 30, 2019
The following table provides summary information about our results of operations for the six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2020	2019
Office revenues	$14,031	$14,311	$(280)	(2)%	$(779)	$499
Hotel revenues	6,687	16,047	(9,360)	(58)%	—	(9,360)
Apartment revenues	4,073	3,965	108	3%	—	108
Dividend income from real estate equity securities	290	209	81	39%	81	—
Office expenses	6,611	6,824	(213)	(3)%	(232)	19
Hotel expenses	7,386	11,311	(3,925)	(35)%	—	(3,925)
Apartment expenses	1,584	1,780	(196)	(11)%	—	(196)
Asset management fees to affiliate	2,096	2,111	(15)	(1)%	(65)	50
General and administrative expenses	3,079	1,475	1,604	109%	n/a	n/a
Depreciation and amortization	9,805	10,181	(376)	(4)%	(333)	(43)
Interest expense	7,864	9,988	(2,124)	(21)%	(210)	(1,914)
Other interest income	34	112	(78)	(70)%	n/a	n/a
Equity in income of unconsolidated entity	—	2,800	(2,800)	(100)%	—	(2,800)
Other income	26	—	26	100%	n/a	n/a
(Loss) gain on real estate equity securities	(4,618)	1,335	(5,953)	(446)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 related to real estate-related investments acquired or disposed on or after January 1, 2019.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Office revenues decreased from $14.3 million for the six months ended June 30, 2019 to $14.0 million for the six months ended June 30, 2020, primarily due to the disposition of 2200 Paseo Verde and partially offset by increased rental rates. The occupancy of our office properties, collectively, held throughout both periods remained consistent at 69% as of June 30, 2020 and 2019. We expect office revenues to vary in future periods based on occupancy and rental rates of our office properties.
Hotel revenues decreased from $16.0 million for the six months ended June 30, 2019 to $6.7 million for the six months ended June 30, 2020, primarily due to the COVID-19 pandemic and its effect on decreasing occupancy during the months leading to the temporary closure of both hotels on March 31, 2020, with only the Springmaid Beach Resort being reopened on May 1, 2020. The occupancy rate for the Springmaid Beach Resort decreased from 63.2% for the six months ended June 30, 2019 to 35.2% for the six months ended June 30, 2020. The occupancy rate for the Q&C Hotel decreased from 79.3% and for the six months ended June 30, 2019 to 58.8% for the six months ended June 30, 2020. We expect hotel revenues to vary in future periods based on occupancy and room rates.
Apartment revenues slightly increased from $4.0 million for the six months ended June 30, 2019 to $4.1 million for the six months ended June 30, 2020. We expect apartment revenues to vary in future periods depending on occupancy and rental rates.
Dividend income from real estate equity securities increased from $0.2 million for the six months ended June 30, 2019 to $0.3 million for the six months ended June 30, 2020 due to the acquisition of real estate equity securities. We expect dividend income from real estate equity securities to vary in future periods as a result of declaration of dividends and to the extent we buy or sell any securities.
Office expenses remained consistent with $6.8 million for the three months ended June 30, 2019 and $6.6 million for the three months ended June 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Hotel expenses decreased from $11.3 million for the six months ended June 30, 2019 to $7.4 million for the six months ended June 30, 2020, primarily due to the COVID-19 pandemic and its effect on decreasing occupancy during the months leading to the temporary closure of both hotels on March 31, 2020, with only the Springmaid Beach Resort being reopened on May 1, 2020. As a result, we, in conjunction with our third-party managers, materially reduced operating expenses to preserve liquidity by implementing stringent operational cost containment measures, including significantly reduced staffing levels, limited food and beverage offerings, elimination of non-essential hotel services and the temporary closure of unoccupied floors. We expect total expenses to vary in future periods based on occupancy rates.
Apartment expenses decreased from $1.8 million for the three months ended June 30, 2019 to $1.6 million for the three months ended June 30, 2020.
Asset management fees to affiliate remained consistent at $2.1 million for each of the six months ended June 30, 2020 and 2019. We expect asset management fees to increase in future periods as a result of any additional improvements we make to our properties.
General and administrative expenses increased from $1.5 million for the six months ended June 30, 2019 to $3.1 million for the six months ended June 30, 2020, primarily due legal expenses related to the Merger. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
Depreciation and amortization expenses decrease from $10.2 million for the six months ended June 30, 2019 to $9.8 million for the six months ended June 30, 2020, primarily due to the disposition of 2200 Paseo Verde. We expect depreciation and amortization expenses to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs, real estate dispositions and increase as a result of improvements to real estate and real estate acquisitions.
Interest expense decreased from $10.0 million for the six months ended June 30, 2019 to $7.9 million for the six months ended June 30, 2020, primarily due to the decrease in one-month LIBOR rates, pay-off of the 2200 Paseo Verde loan and partially offset by the increase in total borrowing.
During the six months ended June 30, 2019, we recognized $2.8 million of equity income from an unconsolidated entity. We did not recognize any equity income from unconsolidated entity during the six months ended June 30, 2020 as a result of the liquidation of the underlying portfolio related to our STAM investment.
Gain on real estate equity securities was $1.3 million during the six months ended June 30, 2019. Loss on real estate equity securities was $4.6 million during the six months ended June 30, 2020. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in the share price of our investment in real estate equity securities.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended June 30, 2020 and 2019 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(6,341)	$(2,585)	$(16,811)	$(4,120)
Depreciation of real estate assets	3,738	3,639	7,396	7,166
Amortization of lease-related costs	1,171	1,468	2,409	3,015
Loss (gain) on real estate equity securities	728	(221)	4,618	(1,335)
Adjustments for noncontrolling interests (1)	(261)	(247)	(516)	(490)
Adjustments for investment in unconsolidated entities (2)	—	—	—	(2,800)
FFO attributable to common stockholders	(965)	2,054	(2,904)	1,436
Straight-line rent and amortization of above- and below-market leases	(572)	(812)	(1,365)	(1,606)
Unrealized loss (gain) on derivative instruments	4	—	(9)	(71)
Adjustments for noncontrolling interests (1)	(3)	(4)	(5)	(10)
MFFO attributable to common stockholders	(1,536)	1,238	(4,283)	(251)
Other capitalized operating expenses (3)	(32)	—	(68)	—
Adjusted MFFO attributable to common stockholders	$(1,568)	$1,238	$(4,351)	$(251)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow (used in) used in operations were as follows for the two quarters of 2020 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Used In Operations
Period			Cash	Reinvested	Total
First Quarter 2020	$—	$—	$107	$135	$242	$(2,578)
Second Quarter 2020	—	—	—	—	—	(759)
	$—	$—	$107	$135	$242	$(3,337)

For the six months ended June 30, 2020, we paid aggregate distributions of $0.2 million including $0.1 million distributions paid in cash and $0.1 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2020 was $16.8 million and cash flow used in operations was $3.3 million. We funded our total distributions paid for the six months ended June 30, 2020, which includes net cash distributions and distributions reinvested by stockholders with prior period cash flow from operating activities. For purposes of determining the source of distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
Movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2020, we were exposed to market risks related to fluctuations in interest rates on $330.8 million of variable rate debt outstanding. As of June 30, 2020, we have also entered into four interest rate cap agreements with an aggregate notional value of $177.1 million, which effectively cap one-month LIBOR. The weighted-average remaining term of the interest rate caps is 1.0 year. Based on interest rates as of June 30, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2021, interest expense on our variable rate debt would increase by $1.6 million or decrease by $0.2 million.
The weighted-average interest rate of our variable rate debt as of June 30, 2020 was 3.5%.  The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2020 (consisting of the contractual interest rate and the effect of interest rate caps, if applicable), using interest rate indices as of June 30, 2020 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of June 30, 2020, we owned real estate equity securities with a book value of $8.6 million. Based solely on the prices of real estate equity securities as of June 30, 2020, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $8.6 million.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, each as filed with the SEC.

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
Effective beginning with the month of February 2020, we have suspended (a) redemptions requested under the share redemption program in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until we and POSOR I file with the SEC a registration statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the proposed Merger, and (b) all other redemptions under the share redemption program until after the Merger closes. The Form S-4 was filed on June 15, 2020 with the SEC.
During the six months ended June 30, 2020, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	170,128	$10.10	(2)
February 2020	—	$—	(2)
March 2020	—	$—	(2)
April 2020	—	$—	(2)
May 2020	—	$—	(2)
June 2020	1,081	$10.25	(2)
Total	171,209
_____________________
(1) Pursuant to the program, as amended, we redeem shares at the purchase prices described above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2020, we redeemed $1.7 million of common stock. In January 2020, we exhausted all funds available for redemption of shares in 2020 in connection with redemption requests not made upon a stockholder’s death, “qualifying disability”, or determination of incompetence. As of June 30, 2020, we had $10.5 million outstanding and unfulfilled redemption requests representing 1,037,033 shares due to the limitations described above. As of June 30, 2020, we have $0.5 million available for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence” during the remainder of 2020.  Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2020, we have $0.1 million available for redemptions during 2021, subject to the limitations described above.

Item 3. Defaults upon Senior Securities
None.

PART II. OTHER INFORMATION (CONTINUED)
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT II, INC.

Date:	August 12, 2020	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 12, 2020	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)